Form 10-Q
period 1995-05-05
X RITE INC
filed 1995-05-15
CIK 790818

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q



(Mark One)
(X)Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1995

Or

( )Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
__________________________________
 to____________________________.

Commission file number 0-14800

                     X-RITE, INCORPORATED
      (Exact name of registrant as specified in its charter)

            Michigan                                       38-1737300
   (State or other jurisdiction of           I.R.S. Employer Indentification No.
   incorporation or organization)

      3100 44th St. SW
      Grandville, Michigan                                  49418
   (Address of principal executive                        (Zip Code)
   offices)


                              616-534-7663
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

The number of shares outstanding of registrant's common stock, par value $0.10 per share, at May 2, 1995 was 20,996,204 shares.

EXHIBIT INDEX is on page 10
PART I.  FINANCIAL INFORMATION






ITEM 1.  Financial  Statements



                   X-RITE, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS




    ASSETS                                 March 31,           December 31,
                                           1995                1994
CURRENT ASSETS:
  Cash and cash equivalents               $1,695,000            $1,171,000
  Short-term investments                   2,060,000            13,762,000
Accounts receivable, less allowances
   of 325,000 in 1995 and 251,000
   in 1994                                13,317,000            10,211,000
Inventories                               13,416,000            12,858,000
Deferred tax assets                          557,000               557,000
Prepaids and other                           378,000               862,000

                                          31,423,000            39,421,000

PROPERTY, PLANT AND EQUIPMENT, at cost    22,474,000            18,254,000
Less - Accumulated depreciation           (8,315,000)          ( 6,553,000)
                                          14,159,000            11,701,000
OTHER ASSETS                              13,573,000             3,436,000

                                  $       59,155,000     $      54,558,000



(See accompanying notes to the consolidated condensed financial statements.)



























                  X-RITE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS




      LIABILITIES AND
      SHAREHOLDERS' EQUITY                        March 31,       December 31,
                                                  1995            1994

CURRENT LIABILITIES:
   Accounts payable                         $     1,437,000       $1,419,000
   Other current liabilities                      3,033,000        1,429,000
                                                  4,470,000        2,848,000

DEFERRED INCOME TAXES                               637,000          578,000


SHAREHOLDERS' EQUITY:

Preferred stock, $.10 par value,
   5,000,000 shares authorized; none
   issued.                                              -                 -

Common stock, $.10 par value, 25,000,000
   authorized; 20,996,204 and 20,992,783
   shares issued and outstanding respectively    2,100,000         2,099,000
   Additional paid-capital                       6,122,000         6,075,000
   Retained earnings                            45,788,000        43,010,000
   Cumulative translation adjustment                38,000           (52,000)
                                                54,048,000        51,132,000

                                          $     59,155,000   $    54,558,000




(See accompanying notes to the consolidated condensed financial statements.)



























                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME




                                                      Three Months Ended
                                                          March 31,
                                                    1995             1994

NET SALES                                          $17,946,000     $ 12,353,000
COSTS AND EXPENSES:
     Cost of sales                                   5,431,000        3,852,000
     Selling, general and administrative             6,660,000        4,030,000
     Research and development                        1,052,000          720,000
     Other (income)                                    (90,000)        (127,000)

                                                    13,053,000        8,475,000

     Income before provision for income taxes        4,893,000        3,878,000

PROVISION FOR INCOME TAXES                           1,590,000        1,300,000

NET INCOME                                       $   3,303,000     $  2,578,000

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING AND
     COMMON STOCK EQUIVALENTS                       21,156,113       21,046,260


EARNINGS PER SHARE                               $          .16            .12
CASH DIVIDENDS PER SHARE                         $          .025           .02






(See accompanying notes to the consolidated condensed financial statements.)






















                        X-RITE, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW



                                                         Three Months Ended
                                                             March 31,
                                                   1995             1994

Cash flows from operating activities          $    1,572,000    $     2,413,000
Cash flows from investing activities:
     Acquisition of Labsphere, Inc.              (11,500,000)
     Short term investments                       11,723,000                   -
     Capital expenditures                           (823,000)          (615,000)

                                                    (600,000)          (615,000)
Cash flows from financing activities:
     Dividends paid                                 (525,000)          (419,000)
     Issuance of common stock under
        Employee Benefit Plans                        48,000             58,000

                                                    (477,000)          (361,000)
Effect of exchange rate changes on
     cash and cash equivalents                        29,000            (17,000)
Net increase in cash and cash equivalents            524,000          1,420,000
Cash and cash equivalents, beginning of period     1,171,000          2,544,000
Cash and cash equivalents, end of period       $   1,695,000       $  3,964,000







(See accompanying notes to the consolidated condensed financial statements.)






















               X-RITE, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)      GENERAL INFORMATION

The consolidated condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Registrant believes that the disclosures are adequate to make information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's 1994 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

(2)  INVENTORIES

     Inventories consisted of the following:


                                                March 31,        December 31,
                                                1995             1994


          Raw materials                        $ 3,748,000      $ 3,294,000

          Work in process                        4,708,000        5,044,000

          Finished goods                         4,960,000        4,520,000


                                              $ 13,416,000     $ 12,858,000


(3) During February 1995, the Company completed the acquisition of Labsphere, Inc. ("Labsphere") by acquiring 100% of its outstanding stock for $11,500,000. Labsphere, with 1994 sales of over $6,900,000, manufactures products which measure color and light through transmission and reflectance technology. The acquisition, which was accounted for under the purchase method, was financed out of short-term investments.













ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First quarter 1995 results include sales of $1,213,000 attributable to Labsphere, Inc. a subsidiary company acquired during the quarter. The effect on earnings was not material.

Net sales of $17,946,000 for the three months ended March 31, 1995 increased
45.3 percent compared with sales of $12,353,000 for the same period of 1994. Increased sales are a result of increased unit volume, rather than price increases, to all the markets served by the Company.

For the three months ended March 31, 1995, gross margin of 69.7 percent
increased over the 68.8 percent for the same period of 1994.   Product mix,
volume, as well as manufacturing efficiencies, contributed to this increase.

Comparative consolidated total selling, research and development, and general and administrative expenses, as a percentage of sales, are as follows:

                                                 Total               % of
                                                 Expenses            Sales

   Quarter ended March 31, 1995                  $7,712,000          42.9%
   Quarter ended March 31, 1994                  $4,750,000          38.5%


Expense increased $2,962,000 for the first three months of 1995, compared with the same period of 1994. This increase is a result of additional marketing staffing and promotional costs associated with new product introductions.

Other income of $90,000 decreased from the prior year level of $127,000 primarily as a result of a reduction in funds available for investment.

Net income of $3,303,000 increased 28.1 percent over net income of $2,578,000 for first quarter 1994 as a result of increased sales and gross profit.

Earnings per share of 16 cents increased 33.3 percent over the 12 cents for the same period last year, based on 21,156,000 and 21,046,000 average common shares and common stock equivalents outstanding, respectively.






















FINANCIAL CONDITION AND LIQUIDITY

Working capital at March 31, 1995, was $26,953,000 compared with $36,573,000 at December 31, 1994. This decrease is a result of a reduction in cash and short-term investments used for the acquisition of Labsphere, Inc.

The Company expects to spend approximately $6,000,000 for fixed assets in 1995. Approximately $823,000 has been spent for the three months ended March 31, 1995. Capital expenditures will be funded from operations and working capital.

The Company has available a $20,000,000 line of credit with a local bank, providing for borrowings with interest at 1.5 percent of the "Effective Federal Funds Rate." The borrowings are unsecured and no compensating balances are required by the agreement. There were no borrowings under this agreement in the three months ended March 31, 1995.


ITEM 6. Exhibits and Reports on Form 8-K

        (a)  See Exhibit Index on Page 10.

        (b) A report on Form 8K was filed by the Company on March 3, 1995 reporting the acquisition of Labsphere, Inc. (see note 3 to the consolidated condensed financial statements).











































                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            X-RITE, INCORPORATED



Date:   May 5, 1995              By: /s/ Ted Thompson
                                 Ted Thompson
                                 Chairman - Chief Executive Officer



Date:   May 5, 1995              By: /s/ Duane Kluting
                                 Duane Kluting
                                 Vice President - Chief Financial Officer












































                                  EXHIBITS

Exhibit No.        Description

  3(a) Registrant's Restated Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-18 (Registration No. 33-3954C) which became effective April 10, 1986, and a Certificate of Amendment was filed as Exhibit 3(a)(1) to a report on Form 10-Q filed in August of 1987, both of which are hereby incorporated by reference.

   3(b) Registrant's Amended and Restated By-laws were filed as Exhibit 3(b) on Form 10K filed by Registrant in March of 1995 and the same is hereby incorporated herein by reference.

   4 A specimen form of stock certificate for the Registrant's common stock par value $.10 per share was filed as Exhibit No. 4 to a report on Form 10-Q filed by the Registrant in August of 1986 and the same is hereby incorporated herein by reference.

   10(a)(1) An Indemnification Contract between Registrant and Director Ted Thompson, was filed as Exhibit 10(a)(1) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(2) An Indemnification Contract between Registrant and Director Marvin G. DeVries, was filed as Exhibit 10(a)(2) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(3) An Indemnification Contract between Registrant and Director Charles VanNamen, was filed as Exhibit 10(a)(3) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(4) An Indemnification Contract between Registrant and Director Quinten E. Ward, was filed as Exhibit 10(a)(4) to a report on Form 10-Q filed in August of 1987, and the same hereby incorporated herein by reference.

   10(a)(5) An Indemnification Contract between Registrant and Director Glenn M. Walters, was filed as Exhibit 10(a)(5) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(6) An Indemnification Contract between Registrant and Director Rufus S. Teesdale, was filed as Exhibit 10(a)(6) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(7)        An Indemnification Contract between Registrant and
                   Director Lawrence E. Fleming, was filed as Exhibit 10(a)(7) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(8)        An Indemnification Contract between Registrant and
                   Director Leonard C. Blanding, was filed as Exhibit 10(a)(8) to a report on Form 10-Q filed in August of 1987, and the same is hereby incorporated herein by reference.

   10(a)(9)        An Indemnification Contract between Registrant and
                   Director Ronald A. VandenBerg, was filed as Exhibit 10(a)(9) to a report on Form 10-K filed in March of 1990, and the same is hereby incorporated herein by reference.

   10(b) Registrant's 1993 Outside Director Stock Option Plan was filed as Exhibit No. 99 to a Registration Statement on Form S-8 in July of 1994, and the same is hereby incorporated herein by reference.

   10(c) Registrant's 1993 Employee Stock Option Plan was filed as Exhibit No. 99 to a Registration Statement on Form S-8 in July of 1994, and the same is hereby incorporated herein by reference.

   10(d)           Exchange Agreement between the Registrant and
                   Ronald L. Sisson for the exchange of certain real estate was filed as Exhibit 10(d) on Form 10K filed by Registrant in March of 1995 and the same is hereby incorporated by Reference.