Form 10-Q
period 1995-06-30
X RITE INC
filed 1995-08-14
CIK 790818

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 1995

                               Or

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________________ to____________________________.

Commission file number 0-14800


                           X-RITE, INCORPORATED
          (Exact name of registrant as specified in its charter)

                Michigan                                  38-1737300
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 identification No.)

              3100 44th St., SW
             Grandville, Michigan                                49418
      (Address of principal executive offices)                (Zip Code)


                                 616-534-7663
             (Registrant's telephone number, including area code.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No   [ ]

The number of shares outstanding of registrant's common stock, par value $0.10 per share, at August 9, 1995 was 21,002,455 shares.

                  EXHIBIT INDEX is on page 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial  Statements


                     X-RITE, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


     ASSETS                                       June 30,        December 31,
                                                    1995              1994
CURRENT ASSETS:

     Cash and cash equivalents                $ 2,960,000         $ 1,171,000

     Short-term investments                             -          13,762,000

     Accounts receivable, less allowances
        of 379,000 in 1995 and 251,000
        in 1994                                13,051,000          10,211,000

     Inventories                               13,239,000          12,858,000

     Deferred tax assets                          557,000             557,000

     Prepaids and other                         2,045,000             862,000

                                               31,852,000          39,421,000


PROPERTY, PLANT AND EQUIPMENT, at cost         23,527,000          18,254,000

     Less - Accumulated depreciation           (8,811,000)         (6,553,000)

                                               14,716,000          11,701,000

OTHER ASSETS                                   13,204,000           3,436,000

                                             $ 59,772,000        $ 54,558,000

(See accompanying notes to the consolidated condensed financial statements.)

                     X-RITE, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


     LIABILITIES AND                          June 30,        December 31,
     SHAREHOLDERS' EQUITY                      1995               1994

CURRENT LIABILITIES:

     Accounts payable                          $ 1,204,000        $ 1,419,000

     Accrued liabilities                         1,759,000          1,429,000

                                                 2,963,000          2,848,000

DEFERRED INCOME TAXES                              637,000            578,000


SHAREHOLDERS' EQUITY:

     Preferred stock, $.10 par value,
        5,000,000 shares authorized; none
        issued.                                          -                  -

     Common stock, $.10 par value, 25,000,000
        authorized; 21,002,455 and 20,992,783
        shares issued and outstanding
        respectively.                            2,100,000          2,099,000

        Additional paid-capital                  6,215,000          6,075,000

        Retained earnings                       47,817,000         43,010,000

        Cumulative translation adjustment           40,000            (52,000)

                                                56,172,000         51,132,000

                                              $ 59,772,000       $ 54,558,000

(See accompanying notes to the consolidated condensed financial statements.)

                  X-RITE, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                          Three Months Ended         Six Months Ended
                                June 30,                 June 30,
                          1995           1994         1995         1994

NET SALES                 $18,906,000   $14,758,000   $36,852,000   $27,111,000

COSTS AND EXPENSES:

     Cost of sales          6,523,000     4,371,000    11,954,000     8,223,000

     Selling, general and
      administrative        7,471,000     4,870,000    14,131,000     8,900,000

     Research and
      development           1,196,000      795,000      2,248,000     1,515,000

     Other (income)           (67,000)    (121,000)      (157,000)     (248,000)


                           15,123,000    9,914,000     28,176,000    18,389,000


     Income before
     provision for
     income taxes           3,783,000    4,844,000     8,676,000      8,722,000


PROVISION FOR INCOME TAXES  1,230,000    1,585,000     2,820,000      2,885,000

NET INCOME                $ 2,553,000  $ 3,259,000   $ 5,856,000    $ 5,837,000


WEIGHTED AVERAGE NUMBER
OF
     SHARES OUTSTANDING
     AND COMMON STOCK
     EQUIVALENTS           21,178,000   21,050,000    21,164,000     21,049,000


EARNINGS PER SHARE
                                $ .12        $ .15        $ .28           $ .28

CASH DIVIDENDS PER SHARE       $ .025        $ .02       $ .05            $ .04

(See accompanying notes to the consolidated condensed financial statements.)


                  X-RITE, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                    Six Months Ended
                                                        June 30,
                                                  1995            1994

Cash flows from operating activities              $ 2,333,000     $ 4,160,000

Cash flows from investing activities:


     Acquisition of Labsphere, Inc.              (11,500,000)               -

     Short term investments                       13,762,000       (2,539,000)

     Capital expenditures                         (1,876,000)      (1,439,000)

                                                     386,000       (3,978,000)


Cash flows from financing activities:

     Dividends paid                               (1,050,000)        (838,000)

     Issuance of common stock under
        Employee Benefit Plans                       141,000          136,000

                                                    (909,000)        (702,000)

Effect of exchange rate changes on
     cash and cash equivalents                       (21,000)          (8,000)

Net increase (decrease) in cash and cash
    equivalents                                    1,789,000         (528,000)

Cash and cash equivalents, beginning of period     1,171,000        2,544,000

Cash and cash equivalents, end of period         $ 2,960,000      $ 2,016,000

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended
June 30, 1995 and 1994.

(2) INVENTORIES

    Inventories consisted of the following:

                                        June 30,          December 31,
                                          1995                1994


          Raw materials                 $ 3,442,000        $ 3,294,000

          Work in process                 5,163,000          5,044,000

          Finished goods                  4,634,000          4,520,000

                                       $ 13,239,000       $ 12,858,000


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of $18,906,000 for the three months ended June 30, 1995 increased 28 percent over sales of $14,758,000 for the same period in 1994. For the six months ended June 30, 1995, net sales of $36,852,000 increased 35.9 percent compared with $27,111,000 for the same period last year. Increased sales are attributed to increased unit volume rather than price increases.

Gross margin, as a percent of net sales, for the quarter and six months ended June 30, 1995, was 65.5 and 67.8 percent compared with 70.4 and 69.7 percent for the same period in 1994. Product mix, as well as the inclusion of the newly acquired Labsphere subsidiary volume, at lower margins, accounted for this decrease.

Comparative consolidated total selling, research and development, and general and administrative expenses, as a percentage of sales, are as follows:


                                         Total               % of
                                        Expenses            Sales
   Quarter ended June 30, 1995        $ 8,667,000           45.8%
   Quarter ended June 30, 1994        $ 5,665,000           38.4%
   Six months ended June 30, 1995     $16,379,000           44.5%
   Six months ended June 30, 1994     $10,415,000           38.4%


Actual expenses for the quarter and six months ended June 30, 1995, increased $3,002,000 and $5,964,000, respectively, when compared with the same periods of last year. These increases are a result of additional staffing and promotional costs associated with new product introductions, as well as increased research and product development activities. Management continually reviews these expenditures to ensure they are in keeping with strategic objectives.

Other income, which is interest income from short-term investments, decreased
44.6 percent for the quarter and 36.7 percent for the six months ended
June 30, 1995, due to a reduction in funds available for investment.

Net income of $2,553,000 decreased 21.7 percent for the three months ended June 30, 1995, compared to $3,259,000 for same quarter of 1994. For the six months, net income of $5,856,000 increased .3 percent over net income of $5,837,000 for the same period of 1994. Net income, for the second quarter 1995, decreased as a result of deferred purchases by a few customers, as well as increased spending on research and development and marketing programs. Net income for the first six months of 1995 was essentially unchanged from the 1994 level.


Comparative earnings per share are as follows:

                                                         Average Shares &
                                      Earnings           Stock Equivalents
                                      Per Share          Outstanding

   Quarter ended June 30, 1995         $.12              21,178,000
   Quarter ended June 30, 1994          .15              21,050,000
   Six months ended June 30, 1995       .28              21,164,000
   Six months ended June 30, 1994       .28              21,049,000


FINANCIAL CONDITION AND LIQUIDITY

Working capital at June 30, 1995, was $28,889,000 compared with $36,573,000 at December 31, 1994. This reduction is the net of increased levels of accounts receivable and inventory to support higher volume offset by a reduction in short-term investments which were used for the acquisition of Labsphere, Inc.

The Company expects to spend approximately $6,000,000 for fixed assets in 1995. Approximately $1,876,000 has been spent for the six months ended June 30, 1995. Capital expenditures are expected to be funded from operations and working capital.

The Company has available a $20,000,000 line of credit with a local bank, providing for borrowings with interest at 1.5 percent above the "Effective Federal Funds Rate." The borrowings are unsecured and no compensating balances are required by the agreement. There were no borrowings under this agreement in the six months ended June 30, 1995.


ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 15, 1995. The following directors were elected to a three year term expiring in 1998;

                                 For            Withheld       Broker Non-Vote
  Ted Thompson                   17,134,062     43,025             -0-
  Ronald A. Vandenberg           17,134,062     43,025             -0-
  Quinten E. Ward                17,134,062     43,025             -0-


Directors whose terms expire in 1997 are Lawrence E. Fleming, Rufus S. Teesdale and Charles Van Namen.

Directors whose terms expire in 1996 are Leonard C. Blanding, Dr. Marvin G. DeVries and Glenn M. Walters.

Results of the proposal to approve the 1994 Employee Stock Purchase Plan:

             Favorable Votes              16,954,684
             Unfavorale Votes                 97,785
             Abstentions                     124,618
             Broker Non-Vote                    -0-

Results of the propsal to approve the Amendment to the Articles of
  Incorporation:

             Favorable Votes             16,997,718
             Unfavorable Votes               52,213
             Abstentions                    127,126
             Broker Non-Vote                   -0-



ITEM 6. Exhibits and Reports on Form 8-K

        (a)  See Exhibit Index on Page 10.

        (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            X-RITE, INCORPORATED



Date:   August 4, 1995           By: /s/ Ted Thompson
                                 Ted Thompson
                                 Chairman - Chief Executive Officer



Date:   August 4, 1995           By: /s/ Duane Kluting
                                 Duane Kluting
                                 Vice President - Chief Financial Officer

                                EXHIBITS

Exhibit No.        Description                                        Page

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

Exhibit No.        Description                                             Page



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