Form 10-Q/A
period 1995-03-31
X RITE INC
filed 1995-08-22
CIK 790818

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-Q/A


(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended Marc 31, 1995

                                Or

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
     to                 .

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

     Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]     No      [ ]

The number of shares outstanding of registrant's common stock, par value $0.10 per share, at May 2, 1995 was 20,996,204 shares.