Form 10-Q
period 1995-09-30
X RITE INC
filed 1995-11-13
CIK 790818

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995
                               -----------------------
                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File No.     0-14800
                    ---------------

                          X-RITE, INCORPORATED
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Michigan                             38-1737300
------------------------------------------------------------------------
 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)


       3100 44th Street, SW, Grandville, Michigan             49418
------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


                             (616) 534-7663
------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

The number of shares outstanding of registrant's common stock, par value $.10 per share, at October 31, 1995 was 21,007,618 shares.

                                               Exhibit Index on page 12.


                                 1 of 23

                 X-RITE INCORPORATED AND SUBSIDIARIES

                               FORM 10-Q


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                 INDEX

                                                                  Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           September 30,1995 (Unaudited) and December 31, 1994     3-4

         Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended September 30, 1995
           and 1994 (Unaudited)                                      5

         Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 1995 and 1994 (Unaudited)      6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                               7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8-10



PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                          11


Index to Exhibits                                                12-13








                                 2 of 23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                            September 30,   December 31,
                                                1995            1994
                                            ------------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                       $ 5,452,000    $ 1,171,000
  Short-term investments                                     13,762,000
  Accounts receivable, less allowances of
    $444,000 in 1995 and $251,000 in 1994     13,093,000     10,211,000
  Inventories                                 12,514,000     12,858,000
  Deferred tax assets                            557,000        557,000
  Prepaid expenses and other current assets    1,219,000        862,000
                                             -----------    -----------
      Total current assets                    32,835,000     39,421,000


PROPERTY, PLANT AND EQUIPMENT, at cost        24,686,000     18,254,000
  Less accumulated depreciation               (9,306,000)    (6,553,000)
                                             -----------    -----------
                                              15,380,000     11,701,000

INTANGIBLE ASSETS, net                        13,375,000      3,436,000
                                             -----------    -----------

                                             $61,590,000    $54,558,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.











                                 3 of 23

X-RITE INCORPORATED AND SUBSIDIARIES

                                            September 30,   December 31,
                                                1995            1994
                                            ------------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   826,000    $ 1,419,000
  Accrued liabilities                          1,912,000      1,429,000
                                             -----------    -----------
      Total current liabilities                2,738,000      2,848,000


DEFERRED INCOME TAXES                            637,000        578,000


SHAREHOLDERS' EQUITY:
  Common stock                                 2,101,000      2,099,000
  Additional paid-in capital                   6,287,000      6,075,000
  Retained earnings                           49,822,000     43,010,000
  Cumulative translation adjustment                5,000        (52,000)
                                             -----------    -----------
                                              58,215,000     51,132,000
                                             -----------    -----------

                                             $61,590,000    $54,558,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

















                                 4 of 23

X-RITE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                            1995        1994        1995        1994
                        ----------- ----------- ----------- -----------
Net sales               $18,755,000 $15,638,000 $55,607,000 $42,749,000
Cost of sales             6,843,000   4,690,000  18,797,000  12,913,000
                        ----------- ----------- ----------- -----------
  Gross profit           11,912,000  10,948,000  36,810,000  29,836,000

Operating expenses:
  Selling & marketing     3,730,000   3,470,000  11,674,000   8,815,000
  Engineering, general
    & administrative      2,784,000   1,929,000   8,188,000   5,133,000
  Research & development  1,550,000     933,000   4,581,000   2,798,000
                        ----------- ----------- ----------- -----------
                          8,064,000   6,332,000  24,443,000  16,746,000
                        ----------- ----------- ----------- -----------

  Operating income        3,848,000   4,616,000  12,367,000  13,090,000

Other (expense) income      (60,000)    121,000      97,000     369,000
                        ----------- ----------- ----------- -----------
  Income before
    income taxes          3,788,000   4,737,000  12,464,000  13,459,000

Income taxes              1,257,000   1,415,000   4,077,000   4,300,000
                        ----------- ----------- ----------- -----------

  NET INCOME            $ 2,531,000 $ 3,322,000 $ 8,387,000 $ 9,159,000
                        =========== =========== =========== ===========


Average number of common
  and common equivalent
  shares outstanding     21,186,000  21,067,000  21,173,000  21,055,000
                         ==========  ==========  ==========  ==========

Earnings per common and
  common equivalent share      $.12        $.16        $.40        $.43
                               ====        ====        ====        ====

Cash dividends per share      $.025       $.020       $.075       $.060
                              =====       =====       =====       =====


See accompanying notes to condensed consolidated financial statements.


                                 5 of 23

X-RITE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Nine Months Ended
                                                    September 30,
                                                 1995           1994
                                             -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES         $ 8,143,000     $  923,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of short-term
    investments                               13,762,000      8,668,000
  Acquisition of Labsphere, Inc., net
    of cash acquired                         (11,490,000)          -
  Capital expenditures                        (3,035,000)    (2,941,000)
                                             -----------     ----------
    Net cash provided by (used for)
      investing activities                      (763,000)     5,727,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Labsphere, Inc. long-term debt   (1,795,000)          -
  Dividends paid                              (1,575,000)    (1,257,000)
  Issuance of common stock                       214,000        268,000
                                             -----------     ----------
    Net cash used for financing
      activities                              (3,156,000)      (989,000)


Effect of exchange rate changes on cash
  and cash equivalents                            57,000        (11,000)
                                             -----------     ----------

NET INCREASE IN CASH AND EQUIVALENTS           4,281,000      5,650,000

CASH AND EQUIVALENTS AT BEGINNING OF YEAR      1,171,000      2,544,000
                                             -----------     ----------

CASH AND EQUIVALENTS AT END OF QUARTER       $ 5,452,000     $8,194,000
                                             ===========     ==========



See accompanying notes to condensed consolidated financial statements.








                                 6 of 23

X-RITE INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 1994 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1995 and 1994. All such adjustments are of a normal and recurring nature.

Certain reclassifications have been made to prior year operating expenses to conform with the 1995 presentation.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                       September 30,   December 31,
                                           1995            1994
                                       ------------    -----------

     Raw materials                      $ 3,254,000    $ 3,294,000
     Work in process                      4,880,000      5,044,000
     Finished goods                       4,380,000      4,520,000
                                        -----------    -----------
                                        $12,514,000    $12,858,000
                                        ===========    ===========


NOTE 3--ACQUISITION

In February of 1995 the Company acquired all the outstanding stock of Labsphere, Inc. for $11,500,000 in cash. The acquisition was accounted for under the purchase method of accounting and was funded by short-term investments. Labsphere, Inc. manufactures products that measure color and light through transmission reflectance technology.

                                 7 of 23

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

Net Sales:

Consolidated net sales of $18,755,000 in the third quarter of 1995 were 20.0% higher than sales of $15,638,000 in the same quarter a year ago. The increase was mainly due to the inclusion of $2,127,000 in sales from Labsphere, Inc., a company acquired by X-Rite in the first quarter of 1995. Excluding the Labsphere sales, third quarter X-Rite sales increased 6.3% compared to the third quarter of 1994. That sales growth was driven by volume increases.

Consolidated net sales for the nine months ended September 30, 1995 increased 30.1% to $55,607,000, from $42,749,000 for the same period in 1994. Labsphere, Inc. sales accounted for $5,355,000 of the year-to-date increase. Excluding the Labsphere sales, year-to-date X-Rite sales increased 17.6% compared to the first nine months of 1994. The increase was due primarily to higher unit volume sales of point-of-purchase paint matching systems.


Cost of Sales and Gross Profit:

Higher manufacturing costs resulted in unfavorable overhead absorption, which affected third quarter and year-to-date profitability. During the third quarter the Company made certain work force reductions, where appropriate, in order to improve manufacturing costs.

Gross profit as a percentage of sales was 63.5% for the third quarter of 1995, compared to 70.0% for the third quarter of 1994. Year to date, gross profit as a percentage of sales was 66.2% in 1995 and 69.8% in 1994. In addition to increased manufacturing costs, product sales mix unfavorably impacted gross profit margins in the quarter and year to date. The inclusion of Labsphere, Inc. sales also contributed to the third quarter and year-to-date margin decline; gross profit margins earned on those products are typically less than margins earned on X-Rite products.


Operating Expenses:

Selling and marketing expenses in the third quarter increased 7.5% and year to date increased 32.4% compared to the same periods in 1994. The increases resulted principally from volume-related selling expenses, higher trade show costs, the inclusion of Labsphere, Inc. selling expenses in the current year only and increased marketing expenditures for new product introductions.





                                 8 of 23

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Third quarter engineering, general and administrative ("EG&A") expenses increased 44.3% compared to the same quarter in the prior year; year to date those expenses increased 59.5% over 1994. The increases were due to EG&A expenses being included from the Labsphere, Inc. operations, versus no comparable costs in the prior year, in addition to ongoing investments to support the Company's international subsidiary operations where X-Rite products continue to gain market acceptance. Engineering maintenance support has also increased relative to the Company's expanded product line.

Research and development expenses in the third quarter and year to date increased 66.1% and 63.7%, respectively, compared with the same periods in 1994. X-Rite continues its ongoing commitment to make investments in leading edge technology in order to advance efforts in strategic product development.

As part of an overall effort to contain costs and maximize operating efficiencies, the Company moved certain engineering, administrative and development functions from a subsidiary location during the third quarter to the main facility in Grandville, Michigan.


Other (Expense) Income:

Interest income earned in the third quarter and year to date was less than comparable periods in 1994 due to a reduction in funds available for investment. Cash and short-term investments declined during the first quarter of 1995 due to the acquisition of Labsphere, Inc.


Net Income:

The Company recorded net income of $2,531,000 for the three months ended September 30, 1995 compared to $3,322,000 in the same period of 1994. On a per share basis, third quarter net income was $.12 in 1995 compared to $.16 in 1994. For the first nine months of 1995, net income was $8,387,000, or $.40 per share, compared to $9,159,000, or $.43 per share in 1994.

The decline in earnings and earnings per share for the quarter and year to date was due to the factors described in the preceding "Cost of Sales and Gross Profit" and "Operating Expenses" sections. The average number of common and common equivalent shares outstanding was not significantly different between the periods.







                                 9 of 23

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition, continued


FINANCIAL CONDITION AND LIQUIDITY

Working capital at September 30, 1995 was $30,097,000 compared to $36,573,000 at December 31, 1995. The reduction was due to the use of $11,500,000 in short-term investments to fund the acquisition of Labsphere, Inc. during the first quarter of 1995, offset by an increase in accounts receivable and additional cash generated since the Labsphere acquisition.

Property and equipment additions in the first nine months of 1995 consisted of approximately $1,800,000 for machinery and equipment, and approximately $1,200,000 for an installment payment for land and a building adjacent to X-Rite's main facility in Grandville, Michigan. X-Rite currently anticipates capital expenditures for the remainder of 1995 will be approximately $3,000,000, which will consist mainly of the final payment for the land and building purchase.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit facility, will be adequate to fund operations and capital expenditures for the remainder of 1995 and 1996.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Reference is made to the Exhibit Index on Page 12 of this Form 10-Q report.


  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1995.













                                 10 of 23

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE INCORPORATED



                    November 13, 1995   /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman and Chief
                                        Executive Officer



                    November 13, 1995   /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer































                                 11 of 23

                            EXHIBIT INDEX

                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

   3(a)   Restated Articles of Incorporation (filed as           n/a
          exhibit to Form S-18 dated April 10, 1986
          (Registration No. 33-3954C) and incorporated herein by reference)

   3(b)   Certificate of Amendment to Restated Articles          n/a
          of Incorporation adding Article IX (filed as an exhibit to Form 10-Q for the quarter ended
          June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

   3(c)   Certificate of Amendment to Restated Articles           14
          of Incorporation amending Article III as filed with the Michigan Department of Commerce; stamped received on May 19, 1992, and stamped filed on May 26, 1992

   3(d)   Bylaws, as amended through June 16, 1994 (filed        n/a
          as an exhibit to Form 10-K for the year ended
          December 31, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

   4      X-Rite, Incorporated common stock certificate          n/a
          specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission
          File No. 0-14800) and incorporated herein by reference)


The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.


 *10(a)   X-Rite, Incorporated 1993 Outside Director Stock       n/a
          Option Plan (filed as exhibit to Form S-8 dated
          July 19, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b)   X-Rite, Incorporated 1993 Employee Stock Option        n/a
          Plan (filed as exhibit to Form S-8 dated July 19,
          1994 (Commission File No. 0-14800) and incorporated herein by reference)




                                 12 of 23

                            EXHIBIT INDEX

                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

 *10(c)   Form of Indemnity Contract entered into between         18
          the registrant and certain persons, together with a list of such persons

  10(d)   Exchange Agreement entered into between the            n/a
          registrant and Ronald L. Sisson (filed as exhibit to Form 10-K for the year ended December 31, 1994
          (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule                                n/a





































                                 13 of 23

<EX-3.c>
                                                               Exhibit 3(c)


 ________________________________________________________________________
|   MICHIGAN DEPARTMENT OF COMMERCE - CORPORATION AND SECURITIES BUREAU  |
|________________________________________________________________________|
|(For Bureau Use Only)                                   | Date Received |
|                                                        |               |
|                                                        |_______________|
|                                                        |               |
|                                                        |               |
|                                                        |_______________|
|                                                        |               |
|                                                        |               |
|                                                        |_______________|
|                                                        |               |
|                                                        |               |
|________________________________________________________|_______________|

         CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
                      For use by Domestic Corporations
          (Please read information and instructions on last page)


     Pursuant to the provisions of Act 284, Public Acts of 1972 (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:
 ________________________________________________________________________
|                                                                        |
| 1. The present name of the corporation is:  X-Rite, Incorporated       |
|                                                                        |
| 2. The corporation identification number (CID) assigned by the         |
|    Bureau is:  091-366                                                 |
|                                                                        |
| 3. The location of its registered office is:                           |
|                                                                        |
|     3100 44th Street, S.W., Grandville, Michigan 49418                 |
|________________________________________________________________________|

 ________________________________________________________________________
|                                                                        |
| 4. Article   III   of the Articles of Incorporation is hereby amended  |
|    to read as follows:                                                 |
|                                                                        |
|                                                                        |
|                       See Exhibit A attached hereto.                   |
|                                                                        |
|                                                                        |
|                                                                        |
|                                                                        |
|                                                                        |
|                                                                        |
|                                                                        |
|                                                                        |
|________________________________________________________________________|

                                 14 of 23

5. COMPLETE SECTION (a) IF THE AMENDMENT WAS ADOPTED BY THE UNANIMOUS CONSENT OF THE INCORPORATOR(S) BEFORE THE FIRST MEETING OF THE BOARD OF DIRECTORS OR TRUSTEES; OTHERWISE, COMPLETE SECTION (b)

a.___The foregoing amendment to the Articles of Incorporation was duly adopted on the ____ day of ___________, 19___, in accordance with the provisions of the Act by the unanimous consent of the incorporator(s) before the first meeting of the board of directors or trustees. Signed this__________________day of__________________________, 19___.

     ________________________________   ________________________________
               (Signature)                         (Signature)

     ________________________________   ________________________________
           (Type or Print Name)               (Type or Print Name)

     ________________________________   ________________________________
               (Signature)                         (Signature)

     ________________________________   ________________________________
           (Type or Print Name)               (Type or Print Name)

b._X_The foregoing amendment to the Articles of Incorporation was duly adopted on the ___11th___ day of ___May___, 1992. The amendment:
     (check one of the following)
     _X_ was duly adopted in accordance with Section 611(2) of the Act by the vote of the shareholders if a profit corporation, or by the vote of the shareholders or members if a nonprofit corporation, or by the vote of directors if a nonprofit corporation organized on a nonstock directorship basis. The necessary votes were cast in favor of the amendment.
     ___ was duly adopted by the written consent of all the directors pur-suant to Section 525 of the Act and the corporation is a nonprofit corporation organized on a nonstock directorship basis.
     ___ was duly adopted by the written consent of the shareholders or members having not less than the minimum number of votes required by statute in accordance with Section 407(1) and (2) of the Act if a nonprofit corporation, and Section 407(1) of the Act if a profit corporation. Written notice to shareholders or members who have not consented in writing has been given. (Note: Written consent by less than all of the shareholders or members is permitted only if such provision appears in the Articles of Incorporation.)
     ___ was duly adopted by the written consent of all the shareholders or members entitled to vote in accordance with Section 407(3) of the Act if a non-profit corporation, and Section 407(2) of the Act if a profit corporation.

                  Signed this ___11th___ day of _____May_____, 1992

                  By _____/s/Ted Thompson__________________________
                     (Only signature of: President, Vice President,
                      Chairperson and Vice-Chairperson)

                  ____Ted Thompson, President______________________
                     (Type or Print Name)   (Type or Print Title)

                                 15 of 23

DOCUMENT WILL BE RETURNED TO NAME AND MAILING   Name of person or organ-
ADDRESS INDICATED IN THE BOX BELOW.  Include    ization remitting fees:
name, street and number (or P.O. box), city,       Varnum, Riddering,
state and ZIP code.                                Schmidt & Howlett
 ____________________________________________
| J. Terry Moran                             |  Preparer's name and busi-
| Varnum, Riddering, Schmidt & Howlett       |  ness telephone number:
| Suite 800, 171 Monroe Ave., N.W.           |     J. Terry Moran
| Grand Rapids, MI  49503                    |     (616) 459-4186
|____________________________________________|
 ________________________________________________________________________
|                      INFORMATION AND INSTRUCTIONS                      |
|1. The Amendment cannot be filed until this form, or a comparable       |
|   document, is submitted.                                              |
|2. Submit one original copy of this document. Upon filing, a microfilm  |
|   copy will be prepared for the records of the Corporation and         |
|   Securities Bureau. The original copy will be returned to the address |
|   appearing in the box above as evidence of filing.                    |
|   Since this document must be microfilmed, it is important that the    |
|   filing be legible.  Documents with poor black and white contrast,    |
|   or otherwise illegible, will be rejected.                            |
|3. This document is to be used pursuant to the provisions of section 631| | of the Act for the purpose of amending the articles of incorporation | | of a domestic profit or nonprofit corporation. Do not use this form | | for restated articles. A nonprofit corporation is one incorporated to| | carry out any lawful purpose or purposes not involving pecuniary | | profit or gain for its directors, officers, shareholders, or members.| | A nonprofit corporation formed on a nonstock directorship basis, as |
|   authorized by Section 302 of the Act, may or may not have members,   |
|   but if it has members, the members are not entitled to vote.         |
|4. Item 2-Enter the identification number previously assigned by the    |
|   Bureau. If this number is unknown, leave it blank.                   |
|5. Item 4-The article being amended must be set forth in its entirety. | | However, if the article being amended is divided into separate iden- | | tifiable sections, only the sections being amended need be included. | |6. This document is effective on the date approved and filed by the | | Bureau. A later effective date, no more than 90 days after the date |
|   of delivery, may be stated.                                          |
|7. If the amendment is adopted before the first meeting of the board of | | directors, item 5(a) must be completed and signed in ink by a major- | | ity of the incorporators if more than one listed in Article V of the | | Articles of Incorporation if a profit corporation, and all the in- |
|   corporators if a non-profit corporation. If the amendment is other-  |
|   wise adopted, item 5(b) must be completed and signed in ink by the   |
|   president, vice-president, chairperson, or vice-chairperson of the   |
|   corporation.                                                         |
|8. FEE:(Make remittance payable to the State of Michigan. Include corp- |
|       oration name and CID Number on check or money order).......$10.00|
|       Franchise fee for profit corporations (payable only if authorized|
|       shares have increased): each additional 20,000 authorized shares |
|       or portion thereof.........................................$30.00|
|9. Mail form and fee to:                                                |
|       Michigan Department of Commerce, Corporation and Securities      |
|       Bureau, Corporation Division, P.O. Box 30054, 6546 Mercantile    |
|       Way, Lansing, MI 48909, Telephone:(517) 334-6302                 |
|________________________________________________________________________|
                                 16 of 23

                          X-RITE, INCORPORATED
                                EXHIBIT A
                               ARTICLE III.
                         Authorized Capital Stock
   A. The total authorized capital stock of this Corporation is twenty-five million (25,000,000) shares of common stock of the par value of ten cents ($.10) per share and five million (5,000,000) shares of preferred stock of the par value of ten cents ($.10) per share.

                               Common Stock
   B. The authorized shares of common stock of the par value of ten cents ($.10) per share are all of one class and each share of common stock is equal in every respect to every other share of common stock. The holders of common stock shall be entitled to one (1) vote in person or by proxy for each share of common stock held. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the holders of common stock of the Corporation shall be entitled to participate ratably according to their respective holdings in the division of the assets of the Corporation which remain after payment in full of all amounts owing to creditors of the Corporation and of all amounts payable to holders of preferred stock of the Corporation which has been issued with preferential rights upon liquidation, dissolution, or winding up of the Corporation. Holders of common stock shall have the right to participate ratably according to their respective holdings in such dividends and distributions as may be declared by the Board of Directors of the Corporation and paid on the common stock of the Corporation from time to time from funds legally available for that purpose, subject to the prior right of holders of preferred stock of the Corporation to receive such distributions and dividends where such preferred stock of the Corporation has been issued with a preference as to such distributions and dividends. The holders of common stock of the Corporation shall not be entitled to convert common stock into any other class of stock of the Corporation, whether now or hereafter issued. The holders of common stock of the Corporation shall have no preemptive rights to purchase or to subscribe to any shares of any class of stock issued by the Corporation, now or hereafter, whether voting or non-voting; or to any securities exchangeable for or convertible into such shares; or to any warrants or other instruments evidencing rights or options to subscribe for, purchase, or otherwise acquire such shares. All shares of common stock issued by the Corporation shall be deemed fully paid and non-assessable. The holders of common stock shall have no voting rights with respect to issuance of preferred stock or the rights, preferences or limitations of preferred stock, which matters are reserved exclusively to the Corporation s Board of Directors.

                              Preferred Stock
   C. The authorized shares of preferred stock of the par value of ten cents ($.10) may be divided into and issued in one or more series. The Board of Directors is hereby authorized to cause the preferred stock to be issued from time to time in one or more series, with such designations and such relative voting, dividend, liquidation and other rights, preferences and limitations as shall be stated and expressed in the resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. The Board of Directors by vote of majority of the whole Board is expressly authorized to adopt such resolution or resolutions and issue such stock from time to time as it may deem desirable.

                                 17 of 23

<EX-10.c>
                                                              Exhibit 10(c)

                          INDEMNITY AGREEMENT


   AGREEMENT made as of the _______ day of __________, 19__, by and among X-Rite, Incorporated, a Michigan corporation (the "Corporation") and ________________________ (the "Indemnitee") with respect to the following:

                              WITNESSETH:

   WHEREAS, the Board of Directors of the Corporation has recognized that the present trend in litigation against corporate directors has created a reluctance in persons to serve in such a capacity and that such effect is likely to result in less effective direction and supervision of the Corporation s business affairs;

   WHEREAS, the Board of Directors of the Corporation has determined that such consequences are so detrimental to the best interests of the Corporation and its shareholders that its directors should be provided with protection against inordinate risks in order to insure that the most capable persons available will be attracted to such a position;

   WHEREAS, in light of the rising costs of and reduced coverage of director liability insurance and the recent amendment to the Michigan Business Corporation Act, which permits an increase in the scope of indemnification of directors, it is reasonable and necessary for the Corporation to contractually obligate itself to indemnify its directors for certain costs, expenses and other monetary liabilities to the fullest extent permitted by law and as further provided in this Agreement.

   NOW, THEREFORE, in order to induce Indemnitee to serve or continue to serve the Corporation as a director, and in consideration of the mutual covenants and agreements hereinafter set forth, the parties agree as follows:

   1. DEFINITIONS. As used herein, the following terms are defined as follows:

   (a) Claim. Any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether civil, criminal, administrative or investigative and whether formal or informal, by reason of the fact that Indemnitee is or was a director of the Corporation or is or was serving at the request of the Corporation as a director of another corporation or in a similar capacity of any other kind of entity.

   (b) Expenses. Attorneys fees and all other costs, expenses and obligations actually and reasonably paid or incurred in connection with investigating, defending, participating or being a witness in, or preparing to defend, participate or be a witness in any Claim or appeal therefrom.






                                 18 of 23

   2. AGREEMENT TO SERVE. Indemnitee agrees to serve as a director of the Corporation to the best of his ability so long as he is duly elected and qualified in accordance with the Articles of Incorporation and Bylaws of the Corporation, or until his earlier resignation or removal.


   3. INDEMNIFICATION. Subject to the terms and conditions of this Agreement, the Corporation hereby agrees to indemnify Indemnitee as follows:

   (a) In the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in a Claim, the Corporation shall indemnify Indemnitee to the fullest extent permitted by law and as provided in this Agreement, pursuant to the authorization of Section 565 of the Michigan Business Corporation Act, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement of such Claim.

   (b) The Corporation shall indemnify Indemnitee as soon as practicable, but in any event not later than thirty (30) days after written demand is presented to the Corporation.

   4. CONDITION PRECEDENT TO INDEMNIFICATION. Indemnitee, as a condition precedent to indemnification under this Agreement, shall tender written notice to the Corporation as soon as practicable of any Claim made against him for which indemnification will or likely will be sought under the terms of this Agreement.

Notice to the Corporation shall be directed to X-Rite, Incorporated, 3100 Forty-fourth Street, S.W., Grandville, Michigan 49418, Attn: Corporate Secretary. In addition, Indemnitee shall give the Corporation such information and cooperation as may be reasonably necessary and requested by the Corporation.


   5. CONSENT OF CORPORATION. No amounts paid in settlement for which indemnity will be sought hereunder shall be incurred without the Corporation s written consent, which consent shall not be unreasonably withheld.


   6. LIMITATIONS ON INDEMNITY.
   (a) The Corporation shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee:

   (1) For which payment is made to Indemnitee under a valid and collectible insurance policy, except for any excess beyond the amount of payment under such insurance policy;

                                 19 of 23

   (2) For which Indemnitee is indemnified by the Corporation otherwise than pursuant to this Agreement;


   (3) Based upon or attributable to any transaction: (i) involving intentional misconduct or knowing violation of law; (ii) which is in violation of Section 555(1), or any successor provision, of the Michigan Business Corporation Act; or (iii) from which Indemnitee derived an improper personal benefit;

   (4) For an accounting of profits made from the purchase or sale by Indemnitee of securities of the Corporation, within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto, or similar provisions of any state law; or

   (5) For which payment of indemnification by the Corporation is otherwise prohibited by applicable law.

   (b) Except as provided in Paragraph 8 hereof, the Corporation shall not be liable under this Agreement to make any payment in connection with any action initiated by Indemnitee against the Corporation or any director of the Corporation, unless the Corporation has joined in or consented to the initiation of such action.


   7. PAYMENT OF COSTS AND EXPENSES IN ADVANCE. If requested by Indemnitee, the Corporation shall pay (within ten (10) days of such written request) any and all costs and Expenses incurred by Indemnitee in defending or investigating any Claim, in advance of the final disposition of such Claim, upon the receipt of a written undertaking by Indemnitee to repay any such amounts if it is ultimately determined that Indemnitee is not entitled to indemnification by the Corporation.


   8. INDEMNIFICATION FOR ADDITIONAL EXPENSES. The Corporation shall indemnify Indemnitee against any and all expenses, including attorneys fees, incurred by Indemnitee in connection with any action, including expenses of preparation for such action, brought by Indemnitee for: (a) indemnification or advance payment of Expenses by the Corporation under this Agreement; or (b) recovery under any directors liability insurance policy or policies maintained by the Corporation; provided, however, that indemnification under this Paragraph 8 shall be limited to those circumstances where the Indemnitee is successful in obtaining a recovery of, or a determination that he is entitled to such indemnification, advance expense payment or insurance recovery.


   9. PARTIAL INDEMNIFICATION. In the event Indemnitee is entitled to indemnification hereunder for a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably

                                 20 of 23
incurred by him in the investigation, defense, appeal or settlement of any Claim but not, however, for all the total amount thereof, the Corporation shall indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

   10. SUBROGATION. In the event of payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Corporation effectively to bring suit or enforce such rights.

   11. NO PRESUMPTION. For purposes of this Agreement, the termination of any action, suit or proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.

   12. SPECIFIC DETERMINATION OF ENTITLEMENT TO INDEMNIFICATION. In the event Indemnitee is found liable to the Corporation as a result of any Claim brought by or in the right of the Corporation, whether and the extent to which Indemnitee is nevertheless entitled to indemnification under this Agreement shall be predicted on a determination that indemnification is appropriate in light of the circumstances of the case and applicable legal standards, which determination shall be made, at the option of Indemnitee, by: (a) majority vote of a committee of two (2) or more disinterested directors appointed by the Board of Directors; (b) independent legal counsel in a written opinion; or (c) the court in which the Claim was brought.

   13. LIABILITY INSURANCE. To the extent the Corporation maintains an insurance policy or policies providing liability insurance for directors, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage extended to any other director of the Corporation.

   14. SCOPE OF AGREEMENT. The rights of Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under any provision of the Corporation s Articles of Incorporation, Bylaws or laws of the State of Michigan.

   15. AMENDMENT, TERMINATION AND WAIVER. This Agreement may be amended, modified or terminated and any of the terms and conditions herein may be waived only by the written consent of the parties hereto. The failure of any party at any time or times to require performance of any provisions contained herein shall in no manner affect the right of such party at any later time to enforce the same.

                                 21 of 23

   16. BINDING EFFECT AND ASSIGNMENT. This agreement shall be binding upon and inure to the benefit of the Indemnitee and his personal representatives, heirs and assigns, and the Corporation and its successors and assigns, including any direct or indirect successor of the Corporation by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Corporation; provided, however, that no assignment of any rights or delegation of obligations provided for herein may be made by either party without the express written consent of the other party. This Agreement shall continue in effect while Indemnitee is a director of the Corporation and for the period immediately thereafter, terminating two (2) years subsequent to the duration of any applicable period of limitations for commencing any claims.

   17. GOVERNING LAW. The parties hereto acknowledge and agree that this Agreement shall be governed by, construed and enforced in accordance with the laws, and in the courts, of the State of Michigan.

   18. SEVERABILITY. Any provision of this Agreement which may be prohibited by law, or otherwise held invalid by a court of competent jurisdiction, shall be ineffective only to the extent of such prohibition or invalidity and shall not invalidate or otherwise render ineffective the remaining provisions of this Agreement.

   IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

X-RITE, INCORPORATED

By ___________________________

 Its _________________________


INDEMNITEE

______________________________

                                 22 of 23

Indemnity Agreements in the foregoing form have been entered into between the registrant and the following persons:

1. D. Ted Thompson

2. Dr. Marvin G. DeVries

3. Charles Van Namen

4. Quinten E. Ward

5. Glenn M. Walters

6. Rufus S. Teesdale

7. Lawrence E. Fleming

8. Leonard C. Blanding

9. Ronald A. VandenBerg




































                                 23 of 23