Form 10-K
period 1995-12-31
X RITE INC
filed 1996-03-26
CIK 790818

                      SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                                  Form 10-K
(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee required) for the fiscal year ended December 31, 1995, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _______________to _________________

Commission file number 0-14800

                            X-RITE, INCORPORATED
--------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)

                 Michigan                              38-1737300
     -------------------------------              --------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               identification No.)

   3100 44th Street, SW, Grandville, MI                   49418
--------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (616) 534-7663
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: (none) Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.10 per share
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1996, 21,015,706 shares of the registrant's common stock, par value $.10 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $184,380,304, computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 31.

                                   PART I

ITEM 1. BUSINESS

(a)  General Development of Business
------------------------------------
X-Rite, Incorporated ("X-Rite" or the "Company") was organized as a Michigan corporation in 1958. The business currently conducted by the Company is largely an outgrowth of the Company's x-ray marking and identification system introduced in 1961. The Company's silver recovery equipment, introduced in 1968, and its first quality control instruments, introduced in 1975, were developed to meet the needs of film processors; a customer class known to the Company from its sales of radio-opaque x-ray marking tape.

The Company has expanded its product offerings by concentrating on its instrument technologies and developing expertise in the fields of light and color measurement. Pursuant to that strategy, X-Rite has successfully developed and marketed numerous quality control instruments and accessories.

The Company made its initial public offering of common stock during 1986. Proceeds from that public offering were used to finance the construction of a new building for office, manufacturing and warehouse needs, purchase new production and laboratory equipment, retire debt and provide working capital.

X-Rite has grown through internal expansion and through acquisitions. In 1993 the Company established two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company purchased a foreign sales and service subsidiary, X-Rite Limited, Congleton, Cheshire, England, and acquired certain assets of Colorgen, Inc. ("Colorgen"), a Massachusetts-based manufacturer of retail point-of-purchase paint matching systems. In 1995 the Company acquired all of the outstanding stock of Labsphere, Inc. ("Labsphere") of North Sutton, New Hampshire. Labsphere was founded in 1981 and is a leading manufacturer of light measurement and light source integrating systems and instrumentation.


(b)  Financial Information About Industry Segments
--------------------------------------------------
For purposes of the consolidated financial statements included as part of this report, all operations of the Company are classified in one industry segment: quality control instruments and accessories.


(c)  Narrative Description of Business
--------------------------------------

Principal Products
The Company primarily manufactures and sells proprietary quality control instruments which utilize advanced electronics and optics technologies. The principal types of products produced include:

Densitometers
X-Rite's first densitometer was introduced in 1975. A densitometer is an instrument that measures optical or photographic density, compares that measurement to a reference standard, and signals the result to the operator of the instrument. There are two types of densitometers; transmission densitometer and reflection densitometer.

A transmission densitometer measures the amount of light that is transmitted through film. Some models are designed for use in controlling variables in the processing of x-ray film in medical and non-destructive testing applications. Other models are designed to be used to control process variables in the production of photo-transparencies, such as photographic film and microfilm. Reflection densitometers measure the amount of incident light that is reflected from a surface, such as ink on paper.

X-Rite introduced its spectrodensitometer in 1990 which combines the function of a densitometer with the functions of a colorimeter and a spectrophotometer (see following paragraphs) to provide measurements for monitoring and controlling color reproduction. Also introduced in 1990 was the scanning densitometer, which is used for controlling the color of printed inks in graphic arts applications.

In 1994 the Company began delivering densitometer-based products for digital imaging applications. Products which calibrate image setters, raster image processors and digital printers were the initial entrants into the market for use in desktop publishing and computer-based printing activities.

Sensitometers
Sensitometers have been manufactured by X-Rite since 1975. This instrument is used to expose various types of photographic film in a very precise manner for comparison to a reference standard. The exposed film is processed and then "read" with a densitometer to determine the extent of variation from the standard.

Colorimeters
In 1989 the Company introduced its first colorimeter. Colorimeters measure light much like the human eye using red, green and blue receptors and are used to measure printed colors on packages, labels, textiles and other materials where a product's appearance is critical for buyer acceptance. In 1990 X-Rite added the spectrocolorimeter which is a combination instrument that performs colorimeter functions by applying spectrophotometric techniques and principles (see next paragraph), thereby greatly improving the accuracy and reliability of the instrument.

Spectrophotometers and Accessories
The spectrophotometer, introduced in 1990, is related to the colorimeter; however, it measures light at many points over the entire visible spectrum, generally with the high degree of accuracy required in laboratory measurements. Spectrophotometers are used in color formulation for materials such as plastics, paints, inks, ceramics and metals.

In 1991 the Company introduced a multi-angle spectrophotometer which is used to measure the color of metallic finishes. This instrument is useful for controlling the color consistency of automotive paints and other metallic and pearlescent coatings. In 1992 the Company introduced a spherical spectrophotometer which measures the color of textured surfaces and is used in the textile, paint and plastics industries.

During 1993 and 1994, X-Rite introduced a group of color formulation and quality control software packages designed for use with its spectrophotometer products. This software is sold separately or is combined with a computer and an instrument and sold as a turn-key system. Marketing efforts with respect to this family of related products are being directed at packaging material printers, textile, plastic, paint, ink and coatings manufacturers.

In 1994 and 1995, X-Rite introduced products developed for desktop graphics professionals. One of the instruments in this product category is a hand-held spectrophotometer which captures color from almost any item and sends it to a personal computer. Once there, the color can be used in a variety of graphic design applications, previewed and prepared for output, and organized into a custom electronic color library; colors can also be transmitted to other personal computers anywhere in the world using X-Rite's ColorMail software.

Another 1995 introduction was the auto-tracking spectrophotometer. This instrument is used in the graphic arts industry to help control hard to match colors such as pastels, reflex blue, dark reds and colors used in corporate logo standards.

The 1995 acquisition of Labsphere expanded the Company's product lines to include standard accessories which are compatible with a majority of commercially available spectrophotometers worldwide. These accessories extend a spectrophotometer's capabilities and enhance its performance.

Point-of-Purchase Paint Matching Systems
In 1993 the Company introduced computerized point-of-purchase paint matching systems for use by paint stores, hardware stores, mass merchants and home improvement centers. After successfully establishing its own line of products, the Company acquired certain assets of Colorgen in 1994. Colorgen had a significant share of the U.S. point-of-purchase paint matching market. With that acquisition, X-Rite has established itself as a market leader in the retail point-of-purchase architectural paint matching business.

Integrating Spheres and Integrating Sphere Systems
With the acquisition of Labsphere, X-Rite added integrating spheres and integrating sphere systems to its product lines. Applications for these instruments include testing incandescent and fluorescent lamp output, calibration of remote sensors, laser power measurement, and reflectance and transmittance light measurement.

Reflectance Materials and Coatings
Labsphere is also an OEM supplier of proprietary reflectance materials and coating services. These materials and services are used in such products as photographic processing equipment, check scanning systems, x-ray film analysis, backlight illuminators and surface profiling equipment.

Other Products
For many years, X-Rite has also manufactured silver recovery equipment, heat shrink packaging equipment, and radio-opaque marking tape.
Collectively, these other products represent less than five percent of the Company's consolidated net sales.

X-Rite categorizes the sales of its products into six major categories; medical, photographic, graphic arts, digital imaging, and color and appearance.

Sales of the Company's products are made by its own sales personnel and through independent manufacturer's representatives. Certain products not sold directly to end users are distributed in the U.S. through a network of fifteen hundred independent dealers and outside the U.S. through four hundred independent dealers in fifty countries. Independent dealers are managed and serviced by the Company's sales staff and by independent sales representatives.


Raw Materials
Raw materials and components necessary for manufacturing products and providing services are generally available from several sources. The Company does not foresee any unavailability of materials or components which would have a material adverse effect on its overall business in the near term.


Patents and Trademarks
The Company owns nineteen U.S. patents which are significant for products which it currently manufactures; sixteen relating to light and color measuring instruments, one relating to silver recovery equipment, one relating to shrink packaging equipment, and one for reflectance materials and coatings.

The Company currently has nine patent applications on file in the U.S. and in several other countries. While the Company follows a policy of obtaining patent protection for its products, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its competitive position.


Seasonality
The Company's business is generally not subject to seasonal variations that would impact sales, production or net income.

Significant Customers
No single customer accounted for more than 10% of total net sales in 1995, 1994 or 1993. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.


Backlog
The Company's backlog of scheduled but unshipped orders was $5.2 million at March 1, 1996 and $2.8 million at December 31, 1995. The March 1, 1996 backlog is expected to be filled during the current fiscal year.


Competition
The Company's market share in the medical and photographic instrument markets is substantial with few competitors.

There are eight firms producing competing products in the graphic arts/digital imaging categories; MacBeth, a division of Kollmorgen Corporation, Gretag Color Control Systems, Tobias Associates, Graphics Microsystems, Inc., Light Source, Inc., Ihara Electronic Industries Co., Ltd., Viptronic GmbH, and Techkon Elektronik GmbH.

There are five major manufacturers of competing products in the color and appearance market; Datacolor, Int., Minolta Corporation, the MacBeth division of Kollmorgen Corporation, Hunter Associates Laboratory, Inc. and Byk-Gardner.

The primary basis of competition for all the Company's products is quality, design and service. The Company believes that superior quality and features are competitive advantages for its products.


Research and Development
During 1995, 1994 and 1993, respectively, the Company spent $5,952,000, $3,759,000 and $3,098,000 on research and development. X-Rite has no customer-sponsored research and development activities.


Human Resources
As of March 1, 1996, the Company employed 517 persons; 493 in its U.S. operations and 24 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.



(d)  Financial Information About Foreign and Domestic Operations
----------------------------------------------------------------
See Note 1 to the consolidated financial statements contained in Part II,
Item 8 of this report.

ITEM 2.  PROPERTIES

Listed below are the principal properties owned or leased by X-Rite as of March 1, 1996:
                                                               Owned
          Location                 Principal Uses            or Leased
    --------------------     ---------------------------     ---------
    Grandville, MI           Manufacturing, R&D, sales,        Owned
                             customer service, warehouse
                             and administration

    North Sutton, NH         Manufacturing, R&D, sales,        Owned
                             customer service, warehouse
                             and administration

    Littleton, MA            Customer service, R&D, and        Leased
                             sales

    Cheshire, England        Sales and customer service        Leased

    Cologne, Germany         Sales and customer service        Leased

    Hong Kong                Sales and customer service        Leased


Collectively, X-Rite and its subsidiaries own approximately 240,000 square feet of space and lease approximately 13,000 square feet. During 1995, the Company purchased land and a 52,000 square foot building adjacent to its headquarters for future expansion purposes; the property is currently not occupied by the Company. Management considers all the Company's properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for their intended purposes.



ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation within the meaning of Regulation S-K.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the Annual Meeting of Shareholders.

                                                           Position
         Name          Age             Position           Held Since
--------------------  -----  ---------------------------  ----------
Ted Thompson            66   Chief Executive Officer         1976
Bernard J. Berg         52   Vice President, Engineering     1983
Duane F. Kluting        46   Vice President, Chief
                               Financial Officer             1992 (1)
Jeffrey L. Smolinski    34   Vice President, Operations      1994 (2)
Joan M. Andrew          37   Vice President, Sales &
                               Marketing                     1995 (3)


(1) Duane Kluting joined X-Rite as Vice President, Chief Financial Officer in January of 1992. Prior to joining X-Rite, Mr. Kluting was Vice President, Dealer Distribution, for Herman Miller, Inc. (office furniture manufacturer) from February 1988 to January 1992, and Director, Dealer Distribution for approximately three years prior to February 1988.

(2) Jeffrey Smolinski joined X-Rite as Vice President, Operations in December of 1994. Mr. Smolinski previously worked for La-Z-Boy Chair Company as Director of Engineering from 1993 to 1994, Director of Operations from 1991 to 1993, and Director of Advanced Technologies from 1988 to 1991.

(3) Joan Andrew became the Company's Vice President, Sales and Marketing in December of 1995. Prior to joining X-Rite, Ms. Andrew was Vice President, Sales and Marketing for Bell & Howell's Document Management Products Company from 1992 to 1995, Vice President-Marketing and New Business Development from 1991 to 1992, and General Manager, Scanners from 1989 to 1991.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is traded over the counter on The Nasdaq Stock Market under the symbol XRIT. As of March 1, 1996, there were approximately 1,800 shareholders of record. Ranges of high and low sales prices, adjusted for the 100 percent stock dividend declared in 1994, reported by The Nasdaq Stock Market for the past two fiscal years appear in the following table.
                                                            Dividends
                                           High     Low     Per Share
                                          ------   ------   ---------
      Year Ended December 31, 1995:
         Fourth Quarter                   $18.75   $13.75     $.025
         Third Quarter                     20.00    17.00      .025
         Second Quarter                    24.00    16.25      .025
         First Quarter                     21.00    15.00      .025
      Year Ended December 31, 1994:
         Fourth Quarter                   $21.00   $16.13     $.02
         Third Quarter                     17.75    11.88      .02
         Second Quarter                    13.50    10.50      .02
         First Quarter                     12.25    10.50      .02

The Board of Directors intends to continue paying dividends at the current rate of 2.5 cents per share in the foreseeable future, and retain the balance of the Company's earnings for use in the expansion of its businesses.



ITEM 6. SELECTED FINANCIAL DATA

                                 (in thousands except per share data)
                             1995      1994      1993      1992      1991
                           -------   -------   -------   -------   -------
Net sales                  $72,634   $59,475   $39,189   $36,170   $29,105
Net income                   9,871    12,646     7,527     7,062     4,735
Net income per share (1)       .47       .60       .36       .34       .23
Dividends per share (1)        .10       .08       .08       .06       .04

Total assets                63,507    54,558    41,855    35,789    30,488
Long-term debt at year end     -0-       -0-       -0-       -0-       -0-


(1) Retroactively adjusted to reflect two-for-one stock splits occurring in 1992 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's consolidated statements of income expressed as a percentage of net sales.

                                 1995       1994       1993
                                ------     ------     ------
Net sales                       100.0%     100.0%     100.0%
Cost of sales                    34.6       30.3       31.2
                                ------     ------     ------
  Gross profit                   65.4       69.7       68.8
Operating expenses:
  Selling & marketing            21.7       20.8       23.1
  Engineering, general
    & administrative             15.5       12.6       12.8
  Research & development          8.2        6.3        7.9
                                ------     ------     ------
                                 45.4       39.7       43.8
                                ------     ------     ------
  Operating income               20.0       30.0       25.0
Other income                      0.2        1.0        1.6
                                ------     ------     ------
  Income before income taxes     20.2       31.0       26.6
Income taxes                      6.6        9.7        7.4
                                ------     ------     ------
  Net income                     13.6%      21.3%      19.2%
                                ======     ======     ======


Net Sales

Net sales increased 22.2%, 51.8% and 8.3% during 1995, 1994 and 1993, respectively. The increase in sales in 1995 was mainly due to the inclusion of $7.9 million in sales from Labsphere, Inc. ("Labsphere"), a company acquired by X-Rite in the first quarter of 1995. Excluding the Labsphere sales, X-Rite's sales in 1995 increased 8.8% compared to 1994. All other increases in net sales from year to year are a result of unit volume increases; price increases have had a nominal effect on sales levels.


Gross Profit

Gross profit as a percentage of sales declined in 1995 compared to 1994 and 1993 due to higher labor costs and a change in product mix. The inclusion of Labsphere sales in 1995 also contributed to the margin decline; gross profit earned on the sales of those products is typically less than gross profit earned on sales of X-Rite products.

Selling and Marketing Expenses

As a percentage of sales, selling and marketing expenses increased slightly in 1995 when compared with 1994. The increase was due to higher trade show costs and increased marketing expenditures for new product introductions. Spending levels in 1993 reflected an increased investment that year in sales and marketing staffing and additional advertising and promotion costs associated with new product introductions. The Company will continue to invest in its sales and marketing efforts in order to position itself for continued long-term growth in new and existing markets.


Engineering, General and Administrative

Engineering, general and administrative ("EG&A") expenses increased as a percentage of sales in 1995 compared to 1994 due to several factors. The Company continued to increase its investment commitment to its foreign subsidiary operations, where management believes the greatest long-term sales growth opportunities exist. Costs to fully absorb the Colorgen assets acquired in 1994 were higher than expected in 1995 as the Company made investments to ramp up that product line for future growth, in addition to incurring costs to reorganize and streamline those operations. EG&A expenses in 1995 also included amortization of Labsphere costs in excess of net assets acquired and amortization of Colorgen databases; those expenses were not comparable to 1994 costs. Additional salaries and other costs were also incurred in 1995 in anticipation of sales growth that was greater than actual results. EG&A expenses as a percentage of sales were comparable in 1994 and 1993.


Research and Development

As a result of the Company's ongoing commitment to future product developments, research and development ("R&D") expenditures have increased in each of the last three years. As a percentage of sales, R&D spending increased in 1995 compared to 1994 due to a conscious effort by the Company to invest more resources in this important activity. The decline in R&D spending, as a percentage of sales, from 1993 to 1994 was a result of spending not keeping pace with the significant sales growth that year.

In addition to the R&D costs reported as operating expenses, there were costs incurred to develop new software products in each of the last three years that were not included with R&D expenses. Those costs were capitalized and the related amortization expense was included in cost of sales (see Note 2 to the accompanying financial statements). Software development costs capitalized were $833,000, $658,000 and $350,000 in 1995, 1994 and 1993, respectively. The Company will continue increasing its investment in leading edge technology in order to advance efforts in strategic product development.

Other Income

Interest income earned in 1995 was less than 1994 and 1993 due to a reduction in funds available for investment. Substantially all of the Company's short-term investments were used in February of 1995 to acquire Labsphere and to retire Labsphere's long-term debt. Interest income earned in 1994 and 1993 was indicative of the funds available to invest and of the tax-exempt investment yields during those years.


Income Taxes

The effective tax rate in 1995 was 32.8% compared to 31.2% in 1994. The increase was due mainly to nondeductible amortization of costs in excess of net assets acquired in 1995 and higher foreign income taxes. The increase in the 1994 effective tax rate over the 1993 rate of 27.9% was primarily due to the statutory federal tax rate being increased to thirty-five percent from thirty-four percent, in addition to a onetime benefit recognized in 1993 due to the adoption of new income tax accounting rules.


Liquidity and Capital Resources

X-Rite has maintained a strong financial position with excellent liquidity. Cash provided by operating activities in 1995 was a record $12 million. Working capital on December 31, 1995 was $28.3 million, representing a ratio of current assets to current liabilities of 8.8:1.

The most significant investment transaction in 1995 was the purchase of 100% of the outstanding stock of Labsphere for $11.5 million. Shortly after the acquisition, the Company retired $1.8 million of Labsphere's long-term debt. Cash from the liquidation of short-term investments was used to fund the acquisition and subsequent retirement of long-term debt. Capital expenditures in 1995 included $2.4 million to purchase equipment and $4 million to purchase a building and land adjacent to X-Rite's existing headquarters; those expenditures were financed with cash flow from operations. The Company expects capital expenditures in 1996 to total $2.5 million and will consist mainly of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, capital expenditures and dividends in 1996.

Inflation

The Company has experienced the effects of inflation on its business through increases in the cost of services, employee compensation and fringe benefits. Although modest adjustments to selling prices have mitigated the effects of inflation, the Company continues to explore ways to improve productivity and reduce operating costs. The Company does not anticipate any significant adverse impact from inflation in the coming year.

Substantially all of the Company's foreign transactions are invoiced and paid in U.S. dollars.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, financial statements and notes are included with this report:

    Report of Independent Public Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders' Investment
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants




To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        /S/ ARTHUR ANDERSEN LLP



Grand Rapids, Michigan,
January 26, 1996

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS




                                                    December 31,
                                                1995           1994
                                             -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $   332,000    $ 1,171,000
  Short-term investments                       4,073,000     13,762,000
  Accounts receivable, less allowances of
    $574,000 in 1995 and $251,000 in 1994     13,168,000     10,211,000
  Inventories                                 12,835,000     12,858,000
  Deferred tax assets                            792,000        557,000
  Prepaid expenses and other current assets      683,000        862,000
                                             -----------    -----------
      Total current assets                    31,883,000     39,421,000

PLANT AND EQUIPMENT:
  Land                                         1,980,000        848,000
  Buildings and improvements                   8,560,000      6,339,000
  Machinery and equipment                      8,356,000      6,350,000
  Furniture and office equipment               5,891,000      4,173,000
  Construction in progress                       320,000        544,000
                                             -----------    -----------
                                              25,107,000     18,254,000
  Less accumulated depreciation               (9,825,000)    (6,553,000)
                                             -----------    -----------
                                              15,282,000     11,701,000

OTHER ASSETS:
  Costs in excess of net assets acquired      10,098,000        255,000
  Other noncurrent assets                      6,244,000      3,181,000
                                             -----------    -----------
                                              16,342,000      3,436,000
                                             -----------    -----------

                                             $63,507,000    $54,558,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                                    December 31,
                                                1995           1994
                                             -----------    -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,499,000    $ 1,419,000
  Accrued liabilities--
    Payroll and employee benefits                785,000        508,000
    Commissions                                  131,000        420,000
    Income taxes                                 286,000          6,000
    Other                                        925,000        495,000
                                             -----------    -----------
      Total current liabilities                3,626,000      2,848,000


DEFERRED INCOME TAXES                            611,000        578,000


SHAREHOLDERS' INVESTMENT:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized; none issued        -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 21,019,206 and
    20,992,783 shares issued and outstanding
    in 1995 and 1994, respectively             2,102,000      2,099,000
  Additional paid-in capital                   6,388,000      6,075,000
  Retained earnings                           50,781,000     43,010,000
  Cumulative translation adjustment               (1,000)       (52,000)
                                             -----------    -----------
                                              59,270,000     51,132,000
                                             -----------    -----------

                                             $63,507,000    $54,558,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME




                                            Year ended December 31,
                                        1995         1994         1993
                                    -----------  -----------  -----------
Net sales                           $72,634,000  $59,475,000  $39,189,000
Cost of sales                        25,096,000   18,000,000   12,220,000
                                    -----------  -----------  -----------
  Gross profit                       47,538,000   41,475,000   26,969,000

Operating expenses:
  Selling & marketing                15,737,000   12,403,000    9,064,000
  Engineering, general
    & administrative                 11,280,000    7,515,000    4,996,000
  Research & development              5,952,000    3,759,000    3,098,000
                                    -----------  -----------  -----------
                                     32,969,000   23,677,000   17,158,000
                                    -----------  -----------  -----------
  Operating income                   14,569,000   17,798,000    9,811,000

Other income                            111,000      590,000      626,000
                                    -----------  -----------  -----------
  Income before income taxes         14,680,000   18,388,000   10,437,000

Income taxes                          4,809,000    5,742,000    2,910,000
                                    -----------  -----------  -----------

  NET INCOME                        $ 9,871,000  $12,646,000  $ 7,527,000
                                    ===========  ===========  ===========


Earnings per share                         $.47         $.60         $.36
                                           ====         ====         ====



The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT



                                       Additional               Cumulative     Total
                             Common     Paid-in     Retained   Translation  Shareholders'
                              Stock     Capital     Earnings    Adjustment   Investment
                           ----------  ----------  -----------  ----------  ------------
BALANCES,
  JANUARY 1, 1993          $1,045,000  $6,433,000  $26,186,000    $   -      $33,664,000

Net income                       -           -       7,527,000        -        7,527,000
Cash dividends declared
  of $.08 per share              -           -      (1,673,000)       -       (1,673,000)
Issuance of 17,481 shares
  of common stock under
  employee benefit plans        2,000     284,000         -           -          286,000
Translation adjustment           -           -            -         14,000        14,000
                           ----------  ----------  -----------    --------   -----------
BALANCES,
  DECEMBER 31, 1993         1,047,000   6,717,000   32,040,000      14,000    39,818,000

Net income                       -           -      12,646,000        -       12,646,000
Cash dividends declared
  of $.08 per share              -           -      (1,676,000)       -       (1,676,000)
Issuance of 29,062 shares
  of common stock under
  employee benefit plans        3,000     407,000         -           -          410,000
Issuance of 10,495,134
  shares of common stock
  in connection with a
  two-for-one stock split   1,049,000  (1,049,000)        -           -             -
Translation adjustment           -           -            -        (66,000)      (66,000)
                           ----------  ----------  -----------    --------   -----------
BALANCES,
  DECEMBER 31, 1994         2,099,000   6,075,000   43,010,000     (52,000)   51,132,000

Net income                       -           -       9,871,000        -        9,871,000
Cash dividends declared
  of $.10 per share              -           -      (2,100,000)       -       (2,100,000)
Issuance of 26,423 shares
  of common stock under
  employee benefit plans        3,000     313,000        -            -          316,000
Translation adjustment           -           -           -          51,000        51,000
                           ----------  ----------  -----------    --------   -----------
BALANCES,
  DECEMBER 31, 1995        $2,102,000  $6,388,000  $50,781,000    $ (1,000)  $59,270,000
                           ==========  ==========  ===========    ========   ===========



The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year ended December 31,
                                                       1995         1994         1993
                                                   -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 9,871,000  $12,646,000  $ 7,527,000
  Adjustments to reconcile net income to net
    cash and cash equivalents provided by
    (used for) operating activities-
      Depreciation and amortization                  3,430,000    1,473,000    1,213,000
      Provision for doubtful accounts                  350,000       52,000       11,000
      Deferred income taxes                           (105,000)      (1,000)    (195,000)
      Changes in operating assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                       (2,258,000)  (3,344,000)  (1,409,000)
          Inventories                                1,002,000   (5,563,000)    (667,000)
          Other current and noncurrent assets          380,000     (533,000)    (123,000)
          Accounts payable                            (529,000)     197,000       81,000
          Other accrued liabilities                   (184,000)     555,000     (129,000)
                                                   -----------  -----------  -----------
            Net cash and cash equivalents
              provided by operating activities      11,957,000    5,482,000    6,309,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                13,772,000   12,559,000         -
  Purchases of investments                          (4,200,000) (10,610,000)  (2,011,000)
  Capital expenditures                              (3,413,000)  (4,173,000)  (1,536,000)
  Acquisitions, less cash acquired                 (11,490,000)    (274,000)        -
  Purchases of other assets                         (4,041,000)  (3,156,000)    (579,000)
  Other investing activities                           178,000         -            -
                                                   -----------  -----------  -----------
            Net cash and cash equivalents
              used for investing activities         (9,194,000)  (5,654,000)  (4,126,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Labsphere, Inc. long-term debt         (1,795,000)        -            -
  Dividends paid                                    (2,100,000)  (1,676,000)  (1,673,000)
  Issuance of common stock                             316,000      410,000      286,000
                                                   -----------  -----------  -----------
            Net cash and cash equivalents
              used for financing activities         (3,579,000)  (1,266,000)  (1,387,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                     (23,000)      65,000       27,000
                                                   -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (839,000)  (1,373,000)     823,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       1,171,000    2,544,000    1,721,000
                                                   -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $   332,000  $ 1,171,000  $ 2,544,000
                                                   ===========  ===========  ===========


The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated and its wholly-owned subsidiaries (individually "X-Rite" and with its subsidiaries the "Company") are engaged in the development, manufacture and sale of quality control instruments and accessories which measure color and appearance, optical density, photographic density, and various types of light sources. Principal markets for the Company's products include the paint, plastic, textile, packaging, photographic, graphic arts and medical industries, in addition to commercial and research laboratories. Based on the nature of its products, the Company considers its business to be operating in a single industry segment.

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England and Hong Kong.

Geographic sales information is as follows:

                                        1995         1994         1993
                                    -----------  -----------  -----------
  Domestic sales:
    U.S. operations                 $48,968,000  $41,497,000  $27,950,000
  International sales:
    U.S. operations export sales
      to unaffiliated customers      17,072,000   15,148,000   10,843,000
    Foreign subsidiary sales          6,594,000    2,830,000      396,000
                                    -----------  -----------  -----------
                                     23,666,000   17,978,000   11,239,000
                                    -----------  -----------  -----------
                                    $72,634,000  $59,475,000  $39,189,000
                                    ===========  ===========  ===========

No single customer accounted for more than 10% of total net sales in 1995, 1994 or 1993.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts of X-Rite, Incorporated and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents:
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Short-Term Investments:
Short-term investments consist primarily of municipal bonds and tax-exempt industrial revenue bonds. All of the Company's short-term investments are stated at the amortized cost, which approximates market, and are classified as available for sale. Short-term investments at December 31, 1995 include securities with original maturities of greater than three months and remaining maturities of less than one year.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories at December 31 are summarized as follows:
                                        1995          1994
                                     -----------   -----------
       Raw materials                 $ 4,399,000   $ 3,294,000
       Work in process                 3,523,000     5,044,000
       Finished goods                  4,913,000     4,520,000
                                     -----------   -----------
                                     $12,835,000   $12,858,000
                                     ===========   ===========

Plant, Equipment and Depreciation:
Plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements 5 to 32 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 7 years.

Computer Software Development Costs:
The Company capitalized $833,000, $658,000 and $350,000 of software development costs during 1995, 1994 and 1993, respectively.

Amortization of software development costs is computed using the straight-line method over a three-year period. Amortization expense was $462,000, $172,000 and $58,000 in 1995, 1994 and 1993, respectively. The net capitalized software development costs included in other assets are $1,163,000 and $778,000 as of December 31, 1995 and 1994, respectively.

Amounts expended to achieve technological feasibility are included in research and development expenses.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Costs in Excess of Net Assets Acquired:
Substantially all of X-Rite's costs in excess of net assets acquired result from the 1995 acquisition of Labsphere, Inc. (see Note 6). These costs are being amortized using the straight-line method over twenty years. At each balance sheet date, the recoverability of these costs is evaluated by determining whether the unamortized balance can be recovered through undiscounted future operating cash flows of the acquired businesses. Accumulated amortization of excess acquisition costs was $511,000 and $20,000 at December 31, 1995 and 1994, respectively.

Income Taxes:
The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between tax and financial reporting.

Revenue Recognition:
Revenue is recognized when a product is shipped or a service is performed.

Advertising Costs:
Advertising costs are charged to operations in the period incurred and totaled $2,172,000, $1,773,000 and $1,623,000 in 1995, 1994 and 1993,
respectively.

Stock Split:
On November 15, 1994, the Company's Board of Directors declared a two-for-one stock split, paid December 27, 1994, in the form of a 100% stock dividend to shareholders of record on December 15, 1994. All references to the number of common shares and per share amounts in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

Per Share Data:
Earnings per share were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. For 1995, 1994 and 1993, these weighted averages were 21,172,436, 21,078,054 and 20,978,136 shares, respectively.

Foreign Currency Translation:
Foreign currency balance sheet accounts are translated into United States dollars at the exchange rate in effect at year end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a separate component of shareholders' investment.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates; however, management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

Reclassifications:
Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the 1995 presentation.


NOTE 3--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20,000,000 with interest at 1.5% over the "Effective Federal Funds Rate" (6.23% at December 31, 1995). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 1995, 1994 or 1993.


NOTE 4--INCOME TAXES

The provision for income taxes at December 31 consisted of the following:

                                    1995         1994         1993
                                 ----------   ----------   ----------
  Current-
    Federal                      $4,777,000   $5,669,000   $3,071,000
    State                            90,000       50,000       34,000
    Foreign                          47,000       20,000         -
                                 ----------   ----------   ----------
                                  4,914,000    5,739,000    3,105,000
  Deferred-
    Federal                        (261,000)       5,000      (41,000)
    Foreign                         156,000       (2,000)    (154,000)
                                 ----------   ----------   ----------
                                   (105,000)       3,000     (195,000)
                                 ----------   ----------   ----------
                                 $4,809,000   $5,742,000   $2,910,000
                                 ==========   ==========   ==========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--INCOME TAXES, continued

The provision for income taxes reflects effective tax rates of 32.8%, 31.2% and 27.9% in 1995, 1994 and 1993, respectively. A reconciliation of income taxes which would have been computed by applying the statutory federal income tax rate to income before provision for income taxes and the provision for income taxes as presented in the accompanying consolidated statements of income for the years ended December 31 is as follows:

                                    1995         1994         1993
                                 ----------   ----------   ----------
  Income tax at statutory rates  $5,038,000   $6,436,000   $3,549,000
  Foreign sales corporation        (279,000)    (258,000)    (139,000)
  Research and development
    credit                         (182,000)    (222,000)    (138,000)
  Tax-exempt interest income        (57,000)    (142,000)    (192,000)
  Impact of adopting SFAS 109          -            -        (180,000)
  Other                             289,000      (72,000)      10,000
                                 ----------   ----------   ----------
                                 $4,809,000   $5,742,000   $2,910,000
                                 ==========   ==========   ==========

Major components of the Company's deferred tax assets and liabilities at December 31 are as follows:
                                                  1995          1994
                                                --------      --------
Assets:
  Inventory reserves and tax valuation          $517,000      $449,000
  Accounts receivable reserves                   193,000        88,000
  Foreign net operating loss carryforward           -           60,000
  Employee benefits                               54,000        22,000
  Other                                          115,000         2,000
                                                --------      --------
                                                $879,000      $621,000
                                                ========      ========
Liabilities:
  Software development costs                    $395,000      $272,000
  Depreciation                                   252,000       212,000
  Prepaid expenses and other                      51,000          -
                                                --------      --------
                                                $698,000      $484,000
                                                ========      ========

The foreign net operating loss carryforward is included in other noncurrent assets in the accompanying balance sheet at December 31, 1994.

Cash expended for income taxes was $3,940,000, $5,973,000 and $3,190,000 in 1995, 1994 and 1993, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time U.S. employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $232,000, $158,000 and $113,000 in 1995, 1994 and 1993, respectively.

The Company has an employee stock purchase plan for the benefit of substantially all full-time U.S. employees. Eligible employees may purchase shares of the Company's common stock through payroll deduction at 85% of the market price on the date purchased. No amounts are charged to operations under this plan. During 1995, 1994 and 1993, employees purchased 14,398, 11,285 and 10,962 shares at average prices of $14.86, $12.59 and $9.30 per share, respectively. At December 31, 1995, 925,543 shares were available for future purchases.

The Company has stock option plans which cover 2,800,000 shares of common stock under which options may be granted to key employees and the Company's board of directors. Options are granted at market price at the date of grant, and are exercisable within limits specified at the time of grant, but no option is exercisable more than ten years from the date of grant.
At December 31, 1995, 2,476,143 options were available for future issuance. No charges to operations are recorded with respect to authorization, grant or exercise of these options.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of shares subject to options follows:

                                            Shares       Price Range
                                            -------    ---------------
  Outstanding at January 1, 1993            212,000    $ 2.47 - $ 7.03
    Granted                                  82,000              10.88
    Exercised                               (24,000)     2.47 -   3.00
    Canceled                                (12,000)              6.19
                                            -------
  Outstanding at December 31, 1993          258,000      2.47 -  10.88
    Granted                                 212,000     10.13 -  12.00
    Exercised                               (46,324)     2.47 -  12.00
    Canceled                                (15,676)     2.47 -  12.00
                                            -------
  Outstanding at December 31, 1994          408,000      2.47 -  12.00
    Granted                                 185,000     14.75 -  19.50
    Exercised                                (5,025)    10.88 -  12.00
    Canceled                                 (9,475)    10.88 -  19.50
                                            -------
  Outstanding at December 31, 1995          578,500    $ 2.47 - $19.50
                                            =======

  Exercisable at December 31, 1995          460,000    $ 2.47 - $18.00
                                            =======


The Company has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the board of directors, but in no event shall have a duration period in excess of ten years. No shares were awarded in 1995, 1994 or 1993. At December 31, 1995, there were 345,200 shares available for future awards.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6--ACQUISITIONS

In February of 1995 the Company acquired all the outstanding stock of Labsphere, Inc. ("Labsphere") for $11,500,000 in cash. The acquisition was accounted for under the purchase method of accounting and was funded by short-term investments. Labsphere is a leading manufacturer of light measurement and light source integrating sphere systems and instrumentation. Had the acquisition of Labsphere occurred on January 1, 1994, net sales, net income and earnings per share for the year ended December 31, 1994 would have been $66,419,999, $12,076,000 and $.57, respectively (unaudited).

In July of 1994, the Company acquired from the First National Bank of Boston substantially all of the assets of Colorgen, Inc. ("Colorgen") for $4,500,000 in cash, funded by short-term investments. The Company has discontinued the product lines previously marketed by Colorgen. The primary objective of the acquisition was to obtain paint formulation databases. These databases are costly and time-consuming to develop, and are currently being used in connection with certain of the Company s existing products.



NOTE 7--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data are summarized as follows:
                                                                   Earnings
                   Net         Gross      Operating      Net         Per
    Quarter       Sales        Profit       Income      Income      Share
  -----------  -----------  -----------  -----------  -----------  --------
  1995:
    First      $17,946,000  $12,515,000  $ 4,803,000  $ 3,303,000    $.16
    Second      18,906,000   12,383,000    3,716,000    2,553,000     .12
    Third       18,755,000   11,912,000    3,848,000    2,531,000     .12
    Fourth      17,027,000   10,728,000    2,202,000    1,484,000     .07
               -----------  -----------  -----------  -----------    ----
               $72,634,000  $47,538,000  $14,569,000  $ 9,871,000    $.47
               ===========  ===========  ===========  ===========    ====

  1994:
    First      $12,353,000  $ 8,501,000  $ 3,751,000  $ 2,578,000    $.12
    Second      14,758,000   10,387,000    4,723,000    3,259,000     .15
    Third       15,638,000   10,948,000    4,616,000    3,322,000     .16
    Fourth      16,726,000   11,639,000    4,708,000    3,487,000     .17
               -----------  -----------  -----------  -----------    ----
               $59,475,000  $41,475,000  $17,798,000  $12,646,000    $.60
               ===========  ===========  ===========  ===========    ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1996 Annual Meeting of shareholders and filed with the Commission is incorporated herein by reference.


(b) Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."


(c) Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 1996 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captioned "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.



                                  Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

      Report of Independent Public Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Investment
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements


(b) No reports on Form 8-K were filed for the 3-month period ended December 31, 1995.


(c) See Exhibit Index located on page 31.


(d) All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  X-RITE, INCORPORATED


               March 19, 1996     /s/ Ted Thompson
                                  ----------------------------------
                                  Ted Thompson, Chairman and
                                    Chief Executive Officer


               March 19, 1996     /s/ Duane Kluting
                                  ----------------------------------
                                  Duane Kluting, Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 19th day of March, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Ted Thompson and Duane Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Ted Thompson                      /s/ Leonard C. Blanding
----------------------------------    ----------------------------------
Ted Thompson, Director                Leonard C. Blanding, Director


/s/ Dr. Marvin G. DeVries             /s/ Lawrence E. Fleming
----------------------------------    ----------------------------------
Dr. Marvin G. DeVries, Director       Lawrence E. Fleming, Director


/s/ Rufus S. Teesdale                 /s/ Ronald A. VandenBerg
----------------------------------    ----------------------------------
Rufus S. Teesdale, Director           Ronald A. VandenBerg, Director


/s/ Charles VanNamen                  /s/ Glenn M. Walters
----------------------------------    ----------------------------------
Charles VanNamen, Director            Glenn M. Walters, Director


/s/ Quinten E. Ward
----------------------------------
Quinten E. Ward, Director

                              EXHIBIT INDEX

 Exhibit                                                           Page
 Number                        Description                        Number
--------  -----------------------------------------------------  --------
   3(a)   Restated Articles of Incorporation (filed as exhibit      n/a
          to Form S-18 dated April 10, 1986 (Registration No.
          33-3954C) and incorporated herein by reference)

   3(b)   Certificate of Amendment to Restated Articles of          n/a
          Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987
          (Commission File No. 0-14800) and incorporated herein by reference)

   3(c)   Certificate of Amendment to Restated Articles of          33
          Incorporation amending Article III as filed with the
          Michigan Department of Commerce; stamped received on
          December 11, 1995, and stamped filed on December 13,
          1995

   3(d)   Bylaws, as amended through June 16, 1994 (filed as        n/a
          exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e)   First amendment to amended Bylaws amending Article IV     36

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

 *10(b)   X-Rite, Incorporated 1993 Employee Stock Option Plan      n/a
          (filed as exhibit to Form S-8 dated July 19, 1994
          (Commission File No. 0-14800) and incorporated herein by reference)

                              EXHIBIT INDEX

 Exhibit                                                           Page
 Number                        Description                        Number
--------  -----------------------------------------------------  --------
 *10(c)   Form of Indemnity Contract entered into between the       n/a
          registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 30, 1995 (Commission File
          No. 0-14800) and incorporated herein by reference)

  10(d)   Exchange Agreement entered into between the               n/a
          registrant and Ronald L. Sisson (filed as exhibit to Form 10-K for the year ended December 31, 1994
          (Commission File No. 0-14800) and incorporated herein by reference)

  21      Subsidiaries of the registrant                            37

  23      Consent of independent accountants                        38

  27      Financial Data Schedule                                   n/a

<EX-3.c>

                                                               Exhibit 3(c)

 ________________________________________________________________________
|   MICHIGAN DEPARTMENT OF COMMERCE - CORPORATION AND SECURITIES BUREAU  |
|________________________________________________________________________|
| Date Received |               |          (FOR BUREAU USE ONLY)         |
|               |               |                                        |
|_______________|_______________|                                        |
|               |               |                                        |
|               |               |                                        |
|_______________|_______________|_______________________                 |
|Name  JOSEPH B. LEVAN                                  |                |
|_______________________________________________________|                |
|Address  P.O. BOX 352                                  |                |
|_______________________________________________________|                |
|City  GRAND RAPIDS    State  MI    Zip Code  49501-0352|Effective Date: |
|_______________________________________________________|________________|
 ^Document will be returned to the name and address you enter above^

         CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
                      For use by Domestic Corporations
          (Please read information and instructions on last page)

Pursuant to the provisions of Act 284, Public Acts of 1972 (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:
 ________________________________________________________________________
|                                                                        |
| 1. The present name of the corporation is:  X-RITE, INCORPORATED       |
|                                                                        |
| 2. The corporation identification number (CID) assigned by the         |
|    Bureau is:  091-366                                                 |
|                                                                        |
| 3. The location of its registered office is:                           |
|                                                                        |
|     3100 44TH STREET, S.W., GRANDVILLE, MICHIGAN 49418                 |
|________________________________________________________________________|
 ________________________________________________________________________
|                                                                        |
| 4. Article III of the Articles of Incorporation is hereby amended to   |
|    read as follows:                                                    |
|                                                                        |
|                              ARTICLE III.                              |
|                        AUTHORIZED CAPITAL STOCK                        |
|                                                                        |
| A. The total authorized capital stock of this Corporation is fifty | | million (50,000,000) shares of common stock of the par value of ten | | cents ($.10) per share and five million (5,000,000) shares of preferred|
| stock of the par value of ten cents ($.10) per share.                  |
|                       (continued on next page)                         |
|________________________________________________________________________|

 ________________________________________________________________________
|                                                                        |
|                              Common Stock                              |
|                                                                        |
| B. The authorized shares of common stock of the par value of ten | | cents ($.10) per share are all of one class and each share of common | | stock is equal in every respect to every other share of common stock. | | The holders of common stock shall be entitled to one (1) vote in person| | or by proxy for each share of common stock held. In the event of | | liquidation, dissolution, or winding up of the Corporation, whether |
| voluntary or involuntary, the holders of common stock of the           |
| Corporation shall be entitled to participate ratably according to their| | respective holdings in the division of the assets of the Corporation | | which remain after payment in full of all amounts owing to creditors of| | the Corporation and of all amounts payable to holders of preferred | | stock of the Corporation which has been issued with preferential rights|
| upon liquidation, dissolution, or winding up of the Corporation.       |
| Holders of common stock shall have the right to participate ratably    |
| according to their respective holdings in such dividends and           |
| distributions as may be declared by the Board of Directors of the | | Corporation and paid on the common stock of the Corporation from time | | to time from funds legally available for that purpose, subject to the | | prior right of holders of preferred stock of the Corporation to receive| | such distributions and dividends where such preferred stock of the | | Corporation has been issued with a preference as to such distributions | | and dividends. The holders of common stock of the Corporation shall | | not be entitled to convert common stock into any other class of stock | | of the Corporation, whether now or hereafter issued. The holders of | | common stock of the Corporation shall have no preemptive rights to | | purchase or to subscribe to any shares of any class of stock issued by | | the Corporation, now or hereafter, whether voting or non-voting; or to | | any securities exchangeable for or convertible into such shares; or to | | any warrants or other instruments evidencing rights or options to | | subscribe for, purchase, or otherwise acquire such shares. All shares | | of common stock issued by the Corporation shall be deemed fully paid | | and non-assessable. The holders of common stock shall have no voting | | rights with respect to issuance of preferred stock or the rights, |
| preferences or limitations of preferred stock, which matters are       |
| reserved exclusively to the Corporation s Board of Directors.          |
|                                                                        |
|                            Preferred Stock                             |
| C. The authorized shares of preferred stock of the par value of ten | | cents ($.10) may be divided into and issued in one or more series. The| | Board of Directors is hereby authorized to cause the preferred stock to|
| be issued from time to time in one or more series, with such           |
| designations and such relative voting, dividend, liquidation and other | | rights, preferences and limitations as shall be stated and expressed in| | the resolution or resolutions providing for the issue of such preferred| | stock adopted by the Board of Directors. The Board of Directors by | | vote of majority of the whole Board is expressly authorized to adopt | | such resolution or resolutions and issue such stock from time to time |
| as it may deem desirable.                                              |
|________________________________________________________________________|

5. COMPLETE SECTION (a) IF THE AMENDMENT WAS ADOPTED BY THE UNANIMOUS CONSENT OF THE INCORPORATOR(S) BEFORE THE FIRST MEETING OF THE BOARD OF DIRECTORS OR TRUSTEES; OTHERWISE, COMPLETE SECTION (b). DO NOT COMPLETE BOTH.

a.___ The foregoing amendment to the Articles of Incorporation was duly adopted on the ____ day of ___________, 19___, in accordance with the provisions of the Act by the unanimous consent of the incorporator(s) before the first meeting of the board of directors or trustees. Signed this__________________day of__________________________, 19___.

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

b._X_ The foregoing amendment to the Articles of Incorporation was duly adopted on the ___11th___ day of ___May___, 1992. The amendment:
      (check one of the following)
     _X_ was duly adopted in accordance with Section 611(2) of the Act by the vote of the shareholders if a profit corporation, or by the vote of the shareholders or members if a nonprofit corporation, or by the vote of directors if a nonprofit corporation organized on a nonstock directorship basis. The necessary votes were cast in favor of the amendment.
     ___ was duly adopted by the written consent of all the directors pur-suant to Section 525 of the Act and the corporation is a nonprofit corporation organized on a nonstock directorship basis.
     ___ was duly adopted by the written consent of the shareholders or members having not less than the minimum number of votes required by statute in accordance with Section 407(1) and (2) of the Act if a nonprofit corporation, and Section 407(1) of the Act if a profit corporation. Written notice to shareholders or members who have not consented in writing has been given. (Note: Written consent by less than all of the shareholders or members is permitted only if such provision appears in the Articles of Incorporation.)
     ___ was duly adopted by the written consent of all the shareholders or members entitled to vote in accordance with Section 407(3) of the Act if a non-profit corporation, and Section 407(2) of the Act if a profit corporation.

                  Signed this ___8th___ day of December, 1995

                  By _____/s/Ted Thompson__________________________
                     (Only signature of: President, Vice President,
                      Chairperson and Vice-Chairperson)

                  ____Ted Thompson, Chairman_______________________
                     (Type or Print Name)   (Type or Print Title)

<EX-3.e>
                                                               Exhibit 3(e)


                          X-RITE, INCORPORATED

                       FIRST AMENDMENT TO BYLAWS
               AS AMENDED AND RESTATED NOVEMBER 15, 1994


The following provision is added to the Bylaws of X-Rite, Incorporated, effective as of March 19, 1996:

Article IV, Section 11. Directors Emeritus.
-------------------------------------------
Any director of the Corporation who has at least nine years of service as a director and who either resigns as a director or does not stand for reelection, shall automatically become a "Director Emeritus" and shall continue in that position for a period equal to the time served as a regular director or until an earlier resignation or death. During their tenure, Directors Emeritus shall be given notices of all meetings of the Board of Directors and copies of minutes of those meetings. Directors Emeritus shall be entitled to attend and participate in all such meetings of the Board of Directors, except that they may not vote and they shall not be counted for purposes of determining a quorum. Directors Emeritus shall receive the same annual retainer fee as is provided for regular directors and shall be entitled to reimbursement for expenses of attendance at meetings of the Board, but they shall receive no other compensation from the Company.


                        SECRETARY'S CERTIFICATE

I, Duane Kluting, the undersigned Secretary of X-Rite, Incorporated, do hereby certify that the foregoing amendment to the Corporation's Bylaws was adopted at a duly called and convened meeting of the Board of Directors on the 19th day of March, 1996, and the same remains in full force and effect on the date hereof.


March 19, 1996                          /s/ Duane Kluting
                                        ----------------------------------
                                        Duane Kluting
                                        Secretary
                                        X-Rite, Incorporated

<EX-21>
                                                               Exhibit 21




                           X-RITE, INCORPORATED
                           LIST OF SUBSIDIARIES


   1. X-Rite International, Inc., a U.S. Virgin Islands Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a foreign sales corporation.

   2. X-Rite Holdings, Inc., A U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of foreign subsidiaries.

   3. X-Rite GmbH, a German Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.

   4. X-Rite Asia Pacific Limited, a Hong Kong Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales office.

   5. X-Rite Limited, a United Kingdom Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.

   6.  X-Rite MA, Inc., a U.S. Corporation, is wholly owned by
       X-Rite, Incorporated and being utilized as a sales and service office.

   7.  OTP, Inc., a U.S. Corporation, is wholly owned by X-Rite,
       Incorporated and being utilized to hold title to certain real property of the Corporation.

   8. Labsphere, Inc., a U.S. Corporation, is wholly owned by X-Rite, Incorporated and is a manufacturer of light measurement systems and related proprietary materials.

<EX-23>
                                                               Exhibit 23












                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260.


                                           /s/ Arthur Andersen LLP


Grand Rapids, Michigan
March 21, 1996