Form 10-Q
period 1996-03-31
X RITE INC
filed 1996-05-15
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- --- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                               -----------------------
                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- --- OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File No.     0-14800
                    ---------------

                          X-RITE, INCORPORATED
- ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Michigan                             38-1737300
- ------------------------------------------------------------------------
 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)


       3100 44th Street, SW, Grandville, Michigan             49418
- ------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


                             (616) 534-7663
- ------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

The number of shares outstanding of registrant's common stock, par value $.10 per share, at April 30, 1996 was 21,024,884 shares.

                                               Exhibit Index on page 11.

                 X-RITE, INCORPORATED AND SUBSIDIARIES

                               FORM 10-Q

                 FOR THE QUARTER ENDED MARCH 31, 1996



                                 INDEX


                                                                  Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           March 31, 1996 (Unaudited) and December 31, 1995        3-4

         Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 1996 and 1995 (Unaudited)    5

         Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 1996 and 1995 (Unaudited)          6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                               7


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition             8-9



PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                          10


Index to Exhibits                                                   11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                              March 31,     December 31,
                                                1996            1995
                                            ------------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 2,601,000    $   332,000
  Short-term investments                       5,320,000      4,073,000
  Accounts receivable, less allowances of
    $582,000 in 1996 and $574,000 in 1995     13,773,000     13,168,000
  Inventories                                 12,687,000     12,835,000
  Deferred tax assets                            792,000        792,000
  Prepaid expenses and other current assets      640,000        683,000
                                             -----------    -----------
      Total current assets                    35,813,000     31,883,000


PROPERTY AND EQUIPMENT, at cost               26,295,000     25,107,000
  Less accumulated depreciation              (10,413,000)    (9,825,000)
                                             -----------    -----------
                                              15,882,000     15,282,000

OTHER ASSETS:
  Costs in excess of net assets acquired       9,954,000     10,098,000
  Other noncurrent assets                      6,176,000      6,244,000
                                             -----------    -----------
                                              16,130,000     16,342,000
                                             -----------    -----------

                                             $67,825,000    $63,507,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                              March 31,     December 31,
                                                1996            1995
                                            ------------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,242,000    $ 1,499,000
  Accrued liabilities--
    Payroll and employee benefits              1,016,000        785,000
    Income taxes                               2,222,000        286,000
    Other accrued liabilities                    736,000      1,056,000
                                             -----------    -----------
      Total current liabilities                5,216,000      3,626,000


DEFERRED INCOME TAXES                            611,000        611,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 2,102,000      2,102,000
  Additional paid-in capital                   6,355,000      6,388,000
  Retained earnings                           53,624,000     50,781,000
  Cumulative translation adjustment              (83,000)        (1,000)
                                             -----------    -----------
                                              61,998,000     59,270,000
                                             -----------    -----------

                                             $67,825,000    $63,507,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                 Three Months Ended
                                                      March 31,
                                                1996            1995
                                            -----------     -----------
Net sales                                   $19,696,000     $17,946,000
Cost of sales                                 7,097,000       5,431,000
                                            -----------     -----------
  Gross profit                               12,599,000      12,515,000

Operating expenses:
  Selling & marketing                         3,430,000       3,716,000
  Engineering, general & administrative       2,783,000       2,521,000
  Research & development                      1,392,000       1,475,000
                                            -----------     -----------
                                              7,605,000       7,712,000
                                            -----------     -----------
  Operating income                            4,994,000       4,803,000

Other income                                     72,000          90,000
                                            -----------     -----------
  Income before income taxes                  5,066,000       4,893,000

Income taxes                                  1,697,000       1,590,000
                                            -----------     -----------

    NET INCOME                              $ 3,369,000     $ 3,303,000
                                            ===========     ===========


Average number of common and common
  equivalent shares outstanding              21,161,000      21,156,000
                                             ==========      ==========

Earnings per common and
  common equivalent share                          $.16            $.16
                                                   ====            ====

Cash dividends per share                          $.025           $.025
                                                  =====           =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Three Months Ended
                                                      March 31,
                                                 1996           1995
                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES          $5,522,000    $ 1,562,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments             500,000     11,723,000
  Proceeds from maturities of investments        200,000           -
  Purchases of investments                    (1,950,000)          -
  Capital expenditures                        (1,221,000)      (823,000)
  Acquisitions, less cash acquired                  -       (11,490,000)
  Purchases of other assets                     (227,000)          -
  Other investing activities                       9,000           -
                                              ----------    -----------
    Net cash and cash equivalents
      used for investing activities           (2,689,000)      (590,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (526,000)      (525,000)
  Issuance of common stock                          -            48,000
  Other financing activities                     (32,000)          -
                                              ----------    -----------
    Net cash and cash equivalents
      used for financing activities             (558,000)      (477,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                            (6,000)        29,000
                                              ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS      2,269,000        524,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        332,000      1,171,000
                                              ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $2,601,000    $ 1,695,000
                                              ==========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 1995 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. All such adjustments are of a normal and recurring nature.

Certain reclassifications have been made to prior year operating expenses to conform with the 1996 presentation.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         March 31,     December 31,
                                           1996            1995
                                       ------------    -----------

     Raw materials                      $ 4,265,000    $ 4,399,000
     Work in process                      3,628,000      3,523,000
     Finished goods                       4,794,000      4,913,000
                                        -----------    -----------
                                        $12,687,000    $12,835,000
                                        ===========    ===========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net Sales:

First quarter 1996 consolidated net sales of $19,696,000 were 9.8% higher than sales of $17,946,000 in the same quarter a year ago. The improvement in sales was due to unit volume increases and the inclusion of Labsphere, Inc. ("Labsphere") sales for a full quarter. Labsphere was acquired by X-Rite in February of 1995; first quarter consolidated sales that year only included a portion of Labsphere's sales volume.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 64.0% for the first quarter of 1996, compared to 69.7% for the first quarter of 1995. Product sales mix unfavorably impacted gross profit margins in the quarter. The inclusion of Labsphere sales also contributed to the margin decrease; gross profit margins earned on those products are typically less than margins earned on X-Rite products.


Operating Expenses:

Selling and marketing expenses decreased 7.7% in the first quarter compared to the same period in 1995. The decline resulted from reducing certain advertising and trade show expenses, and making workforce reductions as part of an overall effort to contain operating expenses.

First quarter engineering, general and administrative ("EG&A") expenses increased 10.4% compared to the same quarter in the prior year. The increase was due to EG&A expenses for a full quarter being included from the Labsphere operations, versus only a partial quarter's costs in the prior year. The Company has also maintained its continued support of its international subsidiary operations where management believes the greatest long-term sales growth opportunities exist.

Research and development expenses in the first quarter decreased slightly compared with the same period in 1995. X-Rite is committed to continuing its investments in strategic product development, in addition to containing costs wherever possible in order to optimize those investments.


Other Income:

Other income consisted mainly of interest earnings from invested funds. First quarter interest income was less than the comparable period in 1995 due to a reduction in funds available for investment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued


Net Income:

The Company recorded net income of $3,369,000 for the three months ended March 31, 1996 compared to $3,303,000 in the same period of 1995. On a per share basis, first quarter net income was $.16 in 1996 and 1995. The average number of common and common equivalent shares outstanding was not significantly different between the periods.



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first quarter of 1996 totaled $5,522,000. Working capital at March 31, 1996 was $30,597,000 compared to $28,257,000 at December 31, 1995. The increase was mainly due to net income earned in the period.

Capital expenditures in the first three months of 1996 totaled $1,221,000 and consisted of computers, software, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1996 will be approximately $1,300,000, and will consist mainly of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, capital expenditures and dividends for the remainder of 1996 and 1997.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 11 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    May 13, 1996        /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, President and
                                        Chief Executive Officer



                    May 13, 1996        /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

                              EXHIBIT INDEX
- --------------------------------------------------------------------------
   3(a)   Restated Articles of Incorporation (filed as exhibit to Form
          S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

   3(b) Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Bylaws, as amended through June 16, 1994 (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e) First amendment to amended Bylaws amending Article IV (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

 *10(a) X-Rite, Incorporated 1993 Outside Director Stock Option Plan (filed as exhibit to Form S-8 dated July 19, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b) Form of Indemnity Contract entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(c) Employment Resignation and Severance Agreement entered into between the registrant and Bruce Jorgensen

  10(d) Exchange Agreement entered into between the registrant and Ronald L. Sisson (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule

<EX-10.c>
                                                              Exhibit 10(c)

               EMPLOYMENT RESIGNATION AND SEVERANCE AGREEMENT



     This Agreement, made this 22nd day of January, 1996, between X-RITE, INCORPORATED, a Michigan corporation, hereinafter called "Employer," and BRUCE JORGENSEN, hereinafter called "Employee."

                           W I T N E S S E T H:

     WHEREAS, Employee has been employed by Employer since 1994, most recently as President and Chief Operating Officer; and

     WHEREAS, Employee is subject to termination when the Employer is not satisfied with his service; and

     WHEREAS, Employer and Employee have agreed to terminate their relationship; and

     WHEREAS, Employer and Employee wish to set out the terms of the severance of that relationship pursuant to which Employee will resign his position with Employer.

     NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

     1. Employee is hereby resigning his employment at X-Rite, Incorporated and his offices at X-Rite Holding Company and his position as an officer, director or employee of any subsidiary or affiliate of X-Rite effective January 22, 1996. Employer's employment records will reflect his resignation; and Employer will provide prospective employers of Employee with the dates of his employment, the title he held at the time of resignation and the fact that he resigned.

     2. Employer will continue to pay Employee his regular compensation as payment in lieu of notice of termination through January 31, 1997, or until his employment by a competitor of Employer, whichever first occurs, as a settlement. Employee agrees that, irrespective of which first occurs, he will not compete in any manner with X-Rite prior to February 1, 1997 either as a consultant, employee, contractor, shareholder, partner, officer, director or agent. Employee will not file for unemployment compensation and will not be eligible for unemployment compensation benefits prior to the period commencing after February 1, 1997, if he is then otherwise eligible for such benefits under the then applicable laws of the State of Michigan.

     3. Employee has been notified of his rights to insurance continuation under the COBRA laws. The Employer will pay these premiums on his behalf (and waives the $10 per week charge for dependent coverage), for up to twelve (12) months, or when he obtains insurance coverage at a new employer, whichever first occurs. There will be no other benefit accrual or vacation benefits owing for the year 1996 or thereafter, or any other benefits of any kind, except as follows:

          a. There will be a normal contribution on behalf of Employee to his Section 401(k) Plan account as of December 31, 1995, but none thereafter.

          b. Employee's participation in the Employee Stock Purchase Plan terminates as of January 22, 1996. On January 4, 1994, Employee was granted a forfeitable stock option for 20,000 shares of X-Rite, Incorporated Stock. As to this stock option for 20,000 shares and no others, the Employer agrees that Employee's termination of employment will be considered to have been the result of retirement with the consent of the Company so that the option may be exercised at any time within twelve (12) months after the execution of this Agreement.

          c. Any normal and reasonable expenses incurred by Employee in the course of his employment will be reimbursed provided the required documentation is received by Employer within one (1) week of the execution of this Agreement.

          d. Employer will pay the fee for an outplacement service for up to six (6) months at an outplacement service in the Grand Rapids area selected by Employer.

     4. In consideration of the foregoing, Employee releases Employer, its related companies, employees, agents, officers, and representatives from any claims he may have against Employer, including any claims arising under the Federal Age Discrimination in Employment Act of 1967, as amended (hereinafter "ADEA"). This release shall be immediately effective as to all claims, other than any claims that Employee may have under the ADEA.
As to any claims under the ADEA, this release will not be effective unless Employee signs the additional waiver which is attached. Employee will have up to twenty-one (21) days in which to consider the waiver and hereby acknowledges being advised to consult with legal counsel prior to executing the waiver. Employee shall have seven (7) days after the actual execution of the waiver in which to revoke the waiver, and the waiver shall not become enforceable until that period has expired. If, however, Employee fails to sign, or timely revokes the waiver of claims under the ADEA, Employer may, at its option, revoke this Severance Agreement, or enforce or abide by the remaining provisions of this Agreement as written. In the event that this Agreement is revoked by Employer, Employee will be obligated to return any payment he has received under the terms of this Agreement from Employer.

     5. As a condition to this Agreement, Employee will return, or has already returned, any and all equipment or property of Employer to Employer by this date. This includes any and all keys, identifications cards, or other equipment which he may have in his possession, plus any books, papers, programs, and records which he may have outside Employer's premises. The leased car being used by Employee must be returned with its keys at the end of the lease in July 1996, with Employer continuing the current insurance and lease payments of $550/month to that time.

     6. This Agreement, with the exception of the attached waiver, must be signed by February 5, 1996, or Employer will withdraw its offer to be bound by this Agreement.

     7. By agreeing to this Agreement, the parties acknowledge that the agreement does not constitute an admission of any wrongdoing or discrimination by Employer against Employee in any fashion for any reason.

     8. Employee, his agents, relatives, and heirs release and hold harmless Employer, its officers, directors, parent organizations, agents, subsidiaries, employees, attorneys, successors and assigns from any and all past, present and future claims, legal, administrative, or otherwise which they have, which are related in any way to his employment by Employer, whether known or unknown.

     9. Employee shall fully indemnify Employer or any other affiliated individuals or organizations from any charges or claims brought by him or at his behest (or by any third party on his behalf). This includes all attorneys fees and expenses incurred in defense therein.

     10. The parties agree that the terms and facts of this Agreement shall be confidential. Employee also agrees not to disclose any information concerning the terms of this Agreement (except as required by law) to any agency or person, including but not limited to, past, present and future employees of Employer, except that he is free to disclose it to his spouse, his children, his attorney, and/or his tax consultant. Additionally, Employee (and his agents) agree to keep confidential (and not disclose) any aspects of his relationship with Employer which involved his review of proprietary and/or confidential information of Employer, including any Trade Secrets. The parties agree not to make any derogatory statements to others regarding each other, including Employer's officers, employees, parent organizations or affiliates. The parties acknowledge that failure to adhere to this Agreement will afford the other party an action to seek any damages authorized in law/or equity. In the event of breach by Employee, the action, if it is brought, will be filed in the Circuit Court for Kent County, Michigan. Employee agrees to jurisdiction of said Court as to his person and the subject matter of that dispute.

     11. Employee and his respective agents represent and warrant that no person or government agency, or any other body, is entitled to assert any claim based on or arising out of any wrongful treatment of Employee, including any and all claims for damages resulting as a consequence thereof, and that this Agreement may be pled by Employer as a complete defense to the past, present or future claim or entitlement which he may subsequently assert.

     12. Employee acknowledges that this is the complete agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior understandings or agreements between the parties dealing with this subject matter. Employee further affirms that the only consideration for his signing this Agreement are the terms and provisions stated herein; that no other promise of any kind, except for those set forth in this Agreement, has been made to him by any person to cause him to sign this Agreement and that he full understands the meaning and intent of the Agreement.

     13. This Agreement shall be construed according to the laws of the State of Michigan.

     14. No modification of this Agreement will be enforceable unless it is in writing signed by all parties.

     Employee states that he has carefully read this Agreement, understands its contents, and has been given the opportunity to discuss its terms with his attorney and that he is not required to execute this Agreement earlier than February 5, 1996, but that he will not have the opportunity to do so thereafter if he does not sign it before that time (subject to the provisions specified in Paragraph 4).

     Executed in multiple copies, each having the same effect as the original.

                                        X-RITE, INCORPORATED



Dated:  January 22, 1996.               By:  /s/ Ted Thompson
                                            ----------------------------
                                            Ted Thompson, Chairman



Dated:  January 30, 1996.                /s/ Bruce L. Jorgensen
                                        --------------------------------
                                             Bruce Jorgensen




Approved as to
Form and Content:




- ----------------------------
Attorney for Jorgensen

                                   WAIVER


     In conjunction with the consideration provided in my Employment Resignation and Severance Agreement and Release with X-RITE, INCORPORATED dated January 22, 1996, I agree, knowingly and voluntarily, to waive any and all claims I might have under the Age Discrimination in Employment Act of 1967 against the Company, its employees and agents, occurring on or before the date of this waiver. I acknowledge that I have been advised to consult with legal counsel prior to executing this Waiver and have been provided twenty-one (21) days within which to consider the Waiver. I further understand that I have seven (7) days after the execution of this Waiver in which to revoke the Waiver, subject to the provisions and possible penalties specified in Paragraph 5 of the Employment Severance Agreement.

























Dated:  January 30, 1996                By:  /s/ Bruce L. Jorgensen
                                            ----------------------------
                                             Bruce L. Jorgensen