Form 10-Q
period 1996-06-30
X RITE INC
filed 1996-08-07
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- --- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               -------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at July 31, 1996 was 21,029,534 shares.

                                               Exhibit Index on page 11.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                              June 30,      December 31,
                                                1996            1995
                                            ------------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 2,347,000    $   332,000
  Short-term investments                       6,350,000      4,073,000
  Accounts receivable, less allowances of
    $698,000 in 1996 and $574,000 in 1995     15,398,000     13,168,000
  Inventories                                 12,660,000     12,835,000
  Deferred tax assets                            792,000        792,000
  Prepaid expenses and other current assets      673,000        683,000
                                             -----------    -----------
      Total current assets                    38,220,000     31,883,000


PROPERTY AND EQUIPMENT, at cost               26,920,000     25,107,000
  Less accumulated depreciation              (11,007,000)    (9,825,000)
                                             -----------    -----------
                                              15,913,000     15,282,000

OTHER ASSETS:
  Costs in excess of net assets acquired       9,810,000     10,098,000
  Other noncurrent assets                      6,097,000      6,244,000
                                             -----------    -----------
                                              15,907,000     16,342,000
                                             -----------    -----------

                                             $70,040,000    $63,507,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                              June 30,      December 31,
                                                1996            1995
                                            ------------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,312,000    $ 1,499,000
  Accrued liabilities--
    Payroll and employee benefits              1,037,000        785,000
    Income taxes                                 556,000        286,000
    Other accrued liabilities                  1,235,000      1,056,000
                                             -----------    -----------
      Total current liabilities                4,140,000      3,626,000


DEFERRED INCOME TAXES                            611,000        611,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 2,103,000      2,102,000
  Additional paid-in capital                   6,408,000      6,388,000
  Retained earnings                           56,874,000     50,781,000
  Cumulative translation adjustment              (96,000)        (1,000)
                                             -----------    -----------
                                              65,289,000     59,270,000
                                             -----------    -----------

                                             $70,040,000    $63,507,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                            1996        1995        1996        1995
                        ----------- ----------- ----------- -----------
Net sales               $20,827,000 $18,906,000 $40,523,000 $36,852,000
Cost of sales             7,440,000   6,523,000  14,537,000  11,954,000
                        ----------- ----------- ----------- -----------
  Gross profit           13,387,000  12,383,000  25,986,000  24,898,000

Operating expenses:
  Selling & marketing     3,507,000   4,229,000   6,937,000   7,945,000
  Engineering, general
    & administrative      2,945,000   2,882,000   5,728,000   5,403,000
  Research & development  1,351,000   1,556,000   2,743,000   3,031,000
                        ----------- ----------- ----------- -----------
                          7,803,000   8,667,000  15,408,000  16,379,000
                        ----------- ----------- ----------- -----------

  Operating income        5,584,000   3,716,000  10,578,000   8,519,000

Other income                 94,000      67,000     166,000     157,000
                        ----------- ----------- ----------- -----------
  Income before
    income taxes          5,678,000   3,783,000  10,744,000   8,676,000

Income taxes              1,903,000   1,230,000   3,600,000   2,820,000
                        ----------- ----------- ----------- -----------

  NET INCOME            $ 3,775,000 $ 2,553,000 $ 7,144,000 $ 5,856,000
                        =========== =========== =========== ===========

Average number of common
  and common equivalent
  shares outstanding     21,207,000  21,178,000  21,184,000  21,164,000
                         ==========  ==========  ==========  ==========

Earnings per common and
  common equivalent share      $.18        $.12        $.34        $.28
                               ====        ====        ====        ====

Cash dividends per share      $.025       $.025       $.050       $.050
                              =====       =====       =====       =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended
                                                       June 30,
                                                 1996           1995
                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES          $7,675,000    $ 2,323,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments             700,000     13,726,000
  Proceeds from maturities of investments        567,000           -
  Purchases of investments                    (3,551,000)          -
  Capital expenditures                        (1,895,000)    (1,876,000)
  Acquisitions, less cash acquired                  -       (11,490,000)
  Purchases of other assets                     (459,000)          -
  Other investing activities                      26,000           -
                                              ----------    -----------
    Net cash and cash equivalents provided
      by (used for)investing activities       (4,612,000)       386,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,051,000)    (1,050,000)
  Issuance of common stock                        21,000        141,000
                                              ----------    -----------
    Net cash and cash equivalents
      used for financing activities           (1,030,000)      (909,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (18,000)       (21,000)
                                              ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS      2,015,000      1,789,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        332,000      1,171,000
                                              ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $2,347,000    $ 2,960,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.

Certain reclassifications have been made to prior year operating expenses to conform with the 1996 presentation.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         June 31,      December 31,
                                           1996            1995
                                       ------------    -----------
     Raw materials                      $ 4,453,000    $ 4,399,000
     Work in process                      3,380,000      3,523,000
     Finished goods                       4,827,000      4,913,000
                                        -----------    -----------
                                        $12,660,000    $12,835,000
                                        ===========    ===========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net Sales:

Second quarter 1996 consolidated net sales were 10.2% higher than sales in the same quarter a year ago. The year-over-year increase was due to higher unit volume sales.

Consolidated net sales for the six months ended June 30, 1996 increased 10.0% compared to the same period in 1995. The improvement in sales was due to unit volume increases and the inclusion of Labsphere, Inc. ("Labsphere") sales for a full three months in the first quarter of 1996. Labsphere was acquired by X-Rite in February of 1995, accordingly first quarter consolidated sales that year only included Labsphere's sales subsequent to acquisition.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 64.3% for the second quarter of 1996, compared to 65.5% for the second quarter of 1995. Year to date, gross profit as a percentage of sales was 64.1% in 1996 and 67.6% in 1995. The decline in gross profit margins was due to a change in product sales mix.


Operating Expenses:

Second quarter and year-to-date selling and marketing expenses have declined compared to the same periods in 1995. The decreases resulted from reducing certain advertising and trade show expenses, and making workforce reductions as part of an overall effort to contain operating expenses.

Engineering, general and administrative ("EG&A") expenses in the second quarter were comparable to the same quarter in the prior year. EG&A expenses year-to-date increased 6.0% compared to the same period in the prior year. Most of the increase was due to EG&A expenses from the Labsphere operations being included for a full three months in the first quarter of 1996, versus only a partial quarter's costs in 1995. The Company has also been increasing its support of its international subsidiary operations where management believes the greatest long-term sales growth opportunities exist.

Research and development expenses in the second quarter and year to date decreased slightly compared with the same periods in 1995. X-Rite is committed to continuing its investments in strategic product development, but is also containing costs wherever possible in order to optimize those investments.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Other Income:

Other income consisted mainly of interest earnings from invested funds. Second quarter and year-to-date interest income was higher than comparable periods in the prior year due to an increase in funds during the second quarter available to invest.


Net Income:

The Company recorded net income of $3,775,000 for the three months ended June 30, 1996 compared to $2,553,000 in the same period of 1995. On a per share basis, second quarter net income was $.18 in 1996 and $.12 in 1995. For the first six months of 1996, net income was $7,144,000, or $.34 per share, compared to $5,856,000, or $.28 per share in 1995. The increase in second quarter and year-to-date earnings was due to higher sales volume and lower operating expenses. The average number of common and common equivalent shares outstanding was not significantly different between the periods.



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first six months of 1996 totaled $7,675,000. Working capital at June 30, 1996 was $34,080,000 compared to $28,257,000 at December 31, 1995. The increase in working capital was mainly due to net income earned in the period.

Capital expenditures in the first six months of 1996 totaled $1,895,000 and consisted of computers, software, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1996 will be approximately $600,000, and will consist mainly of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, capital expenditures and dividends for the remainder of 1996 and 1997.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 20, 1996, X-Rites's shareholders voted on the following matters:

  1. Election of the following directors to three year terms expiring in
     1999:
                                 Affirmative      Votes        Broker
                                    Votes        Withheld     Nonvotes
                                 -----------     --------     --------
       Dr. Marvin G. DeVries      17,641,741      91,736        7,614
       Stanley W. Cheff           17,669,291      64,186        7,614
       James A. Knister           17,656,676      76,801        7,614

     Company directors Lawrence E. Fleming, Rufus S. Teesdale and Charles VanNamen (whose terms expire in 1997); and Ted Thompson, Ronald A. VandenBerg and Quinten E. Ward (whose terms expires in 1998) continued as directors of the Company following the annual meeting.


  2. A proposal to adopt the X-Rite, Incorporated Cash Bonus Conversion Plan (the "Plan"). The proposal was carried and the Plan was approved with 16,307,705 shares voting for, 534,083 shares voting against and 899,303 shares abstaining.



Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 11 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    August 7, 1996      /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, President and
                                        Chief Executive Officer



                    August 7, 1996      /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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


 *10(a) X-Rite, Incorporated 1993 Outside Director Stock Option Plan (filed as exhibit to Form S-8 dated July 19, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors

 *10(d) Employment Resignation and Severance Agreement entered into between the registrant and Bruce Jorgensen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

                              EXHIBIT INDEX
- --------------------------------------------------------------------------

  10(e) Exchange Agreement entered into between the registrant and Ronald L. Sisson (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule

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


   9. PARTIAL INDEMNIFICATION. In the event Indemnitee is entitled to indemnification hereunder for a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by him in the investigation, defense, appeal or settlement of any Claim but not, however, for all the total amount thereof, the Corporation shall indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

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