Form 10-Q
period 1996-09-30
X RITE INC
filed 1996-11-12
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                               ------------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at October 31, 1996 was 21,048,625 shares.

                                               Exhibit Index on page 11.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                            September 30,   December 31,
                                                1996            1995
                                            ------------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,895,000    $   332,000
  Short-term investments                       9,274,000      4,073,000
  Accounts receivable, less allowances of
    $713,000 in 1996 and $574,000 in 1995     15,676,000     13,168,000
  Inventories                                 13,382,000     12,835,000
  Deferred tax assets                            746,000        792,000
  Prepaid expenses and other current assets      749,000        683,000
                                             -----------    -----------
      Total current assets                    41,722,000     31,883,000


PROPERTY AND EQUIPMENT, at cost               27,388,000     25,107,000
  Less accumulated depreciation              (11,605,000)    (9,825,000)
                                             -----------    -----------
                                              15,783,000     15,282,000

OTHER ASSETS:
  Costs in excess of net assets acquired       9,666,000     10,098,000
  Other noncurrent assets                      6,123,000      6,244,000
                                             -----------    -----------
                                              15,789,000     16,342,000
                                             -----------    -----------

                                             $73,294,000    $63,507,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                            September 30,   December 31,
                                                1996            1995
                                            ------------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,431,000    $ 1,499,000
  Accrued liabilities--
    Payroll and employee benefits              1,294,000        785,000
    Other accrued liabilities                    913,000      1,342,000
                                             -----------    -----------
      Total current liabilities                3,638,000      3,626,000


DEFERRED INCOME TAXES                            644,000        611,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 2,104,000      2,102,000
  Additional paid-in capital                   6,613,000      6,388,000
  Retained earnings                           60,363,000     50,781,000
  Cumulative translation adjustment              (68,000)        (1,000)
                                             -----------    -----------
                                              69,012,000     59,270,000
                                             -----------    -----------

                                             $73,294,000    $63,507,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                            1996        1995        1996        1995
                        ----------- ----------- ----------- -----------
Net sales               $21,358,000 $18,755,000 $61,881,000 $55,607,000
Cost of sales             7,621,000   6,843,000  22,158,000  18,797,000
                        ----------- ----------- ----------- -----------
  Gross profit           13,737,000  11,912,000  39,723,000  36,810,000

Operating expenses:
  Selling & marketing     3,638,000   3,730,000  10,575,000  11,674,000
  Engineering, general
    & administrative      2,818,000   2,784,000   8,546,000   8,188,000
  Research & development  1,364,000   1,550,000   4,107,000   4,581,000
                        ----------- ----------- ----------- -----------
                          7,820,000   8,064,000  23,228,000  24,443,000
                        ----------- ----------- ----------- -----------

  Operating income        5,917,000   3,848,000  16,495,000  12,367,000

Other (expense) income      118,000     (60,000)    284,000      97,000
                        ----------- ----------- ----------- -----------
  Income before
    income taxes          6,035,000   3,788,000  16,779,000  12,464,000

Income taxes              2,021,000   1,257,000   5,621,000   4,077,000
                        ----------- ----------- ----------- -----------

  NET INCOME            $ 4,014,000 $ 2,531,000 $11,158,000 $ 8,387,000
                        =========== =========== =========== ===========

Average number of common
  and common equivalent
  shares outstanding     21,196,000  21,186,000  21,188,000  21,173,000
                         ==========  ==========  ==========  ==========

Earnings per common and
  common equivalent share      $.19        $.12        $.53        $.40
                               ====        ====        ====        ====

Cash dividends per share      $.025       $.025       $.075       $.075
                              =====       =====       =====       =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Nine Months Ended
                                                    September 30,
                                                 1996           1995
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES         $11,198,000    $ 8,143,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           1,600,000     13,762,000
  Proceeds from maturities of investments        567,000           -
  Purchases of investments                    (7,379,000)          -
  Capital expenditures                        (2,443,000)    (3,035,000)
  Acquisition, less cash acquired                   -       (11,490,000)
  Purchases of other assets                     (684,000)          -
  Other investing activities                      50,000           -
                                             -----------    -----------
    Net cash and cash equivalents
      used for investing activities           (8,289,000)      (763,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Labsphere, Inc. long-term debt         -        (1,795,000)
  Dividends paid                              (1,577,000)    (1,575,000)
  Issuance of common stock                       227,000        214,000
                                             -----------    -----------
    Net cash and cash equivalents
      used for financing activities           (1,350,000)    (3,156,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                             4,000         57,000
                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS      1,563,000      4,281,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        332,000      1,171,000
                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER  $ 1,895,000    $ 5,452,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                       September 30,   December 31,
                                           1996            1995
                                       ------------    -----------
     Raw materials                      $ 4,764,000    $ 4,399,000
     Work in process                      3,604,000      3,523,000
     Finished goods                       5,014,000      4,913,000
                                        -----------    -----------
                                        $13,382,000    $12,835,000
                                        ===========    ===========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net Sales:

Third quarter 1996 consolidated net sales were 13.9% higher than sales in the same quarter a year ago. The year-over-year increase was due to higher unit volume sales.

Consolidated net sales for the nine months ended September 30, 1996 increased 11.3% compared to the same period in 1995. The improvement in sales was due to unit volume increases and the inclusion of Labsphere, Inc. ("Labsphere") sales for a full three months in the first quarter of 1996. Labsphere was acquired by X-Rite in February of 1995 and, accordingly, first quarter consolidated sales that year only included Labsphere's sales subsequent to acquisition.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 64.3% for the third quarter of 1996, compared to 63.5% for the third quarter of 1995. Year to date, gross profit as a percentage of sales was 64.2% in 1996 and 66.2% in 1995. The decline in year-to-date gross profit margin was due to a change in product sales mix.


Operating Expenses:

Third quarter and year-to-date selling and marketing expenses have declined compared to the same periods in 1995. The decreases resulted from reducing certain advertising and trade show expenses, and making workforce reductions as part of an overall effort to contain operating expenses.

Engineering, general and administrative ("EG&A") expenses in the third quarter of 1996 were approximately the same as EG&A expenses in the third quarter of 1995. EG&A expenses year-to-date increased 4.4% compared to the same period in the prior year. Most of the year-to-date increase was due to EG&A expenses from the Labsphere operations being included for a full three months in the first quarter of 1996, versus only a partial quarter's costs in 1995. The Company has also been increasing its support of its international subsidiary operations where management believes the greatest long-term sales growth opportunities exist.

Research and development expenses in the third quarter and year to date decreased slightly compared with the same periods in 1995. X-Rite is committed to continuing its investments in strategic product development, but is also containing costs wherever possible in order to optimize those investments.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Other Income:

Other income consisted mainly of interest earnings from invested funds. Third quarter and year-to-date interest income was higher than comparable periods in the prior year due to increases in funds available to invest.


Net Income:

The Company recorded net income of $4,014,000 for the three months ended September 30, 1996 compared to $2,531,000 in the same period of 1995. On a per share basis, third quarter net income was $.19 in 1996 and $.12 in 1995. For the first nine months of 1996, net income was $11,158,000, or $.53 per share, compared to $8,387,000, or $.40 per share in 1995. The increase in third quarter and year-to-date earnings was due to higher sales volume and lower operating expenses. The average number of common and common equivalent shares outstanding was not significantly different between the periods.



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first nine months of 1996 totaled $11,198,000. Working capital at September 30, 1996 was $38,084,000 compared to $28,257,000 at December 31, 1995. The increase in working capital was due to net income earned in the period.

Capital expenditures in the first nine months of 1996 totaled $2,443,000 and consisted mainly of computers, software, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1996 will be approximately $300,000, and will consist of machinery and equipment.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 11 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    November 11, 1996   /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman and Chief
                                        Executive Officer



                    November 11, 1996   /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

                              EXHIBIT INDEX
--------------------------------------------------------------------------

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


 *10(a) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996

 *10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

                              EXHIBIT INDEX
--------------------------------------------------------------------------

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

<EX-10.a>
                                                              Exhibit 10(a)


                 X-RITE, INCORPORATED AMENDED AND RESTATED
                    OUTSIDE DIRECTOR STOCK OPTION PLAN
                   (EFFECTIVE AS OF SEPTEMBER 17, 1996)


                                 ARTICLE I
                            GENERAL PROVISIONS

     1.1 Purpose and Scope. The purpose of this Outside Director Stock Option Plan is to make service on the Board of Directors of the Company more attractive to present and prospective outside directors, as the continued services of qualified outside directors are considered essential to the Company's sustained progress.

     1.2 Definitions. The following words and phrases shall have the following meanings as used in this Plan:

          (a)  "Board" means the Board of Directors of the Company.

          (b) "Company" means X-Rite, Incorporated and any subsidiary corporation or other entity in which X-Rite, Incorporated holds a proprietary interest.

          (c) "Market Value" means the closing sale price reported in the NASDAQ Stock Market or, if such value is not available, such other estimate of fair market value as the Board shall determine.

          (d) "Option Price" means the purchase price for Stock payable upon exercise of an option granted under this Plan.

          (e) "Optionee" means a person to whom an option has been granted under this Plan.

          (f) "Outside Director" means a person who is a member of the Board of Directors of the Company, but who is not an employee of the Company.

          (g) "Plan" means this X-Rite, Incorporated Outside Director Stock Option Plan.

          (h) "Stock" means the common stock of the Company, par value $0.10 per share.

     1.3 Administration. The Plan shall be administered by the Board, and its interpretation and construction of any provision of the Plan shall be final and binding. Each person who is or shall have been a member of the Board shall be defended, indemnified, and held harmless by the Company, to the maximum extent permitted by law, from and against any cost, liability, or expense imposed or incurred in connection with such persons taking or failing to take any action under the Plan.

     1.4 Shares Subject to Plan. The maximum number of shares of Stock subject to options granted under the Plan shall be 800,000 shares, subject to adjustment as provided in Section 3.1 below. The shares of Stock may be authorized but unissued shares or treasury shares. If any outstanding option expires or is terminated for any reason before the end of the term for this Plan, the shares of Stock covered by that option shall be available for options subsequently granted under this Plan.

     1.5 Eligibility; Grant of Options. Only Outside Directors shall be eligible to receive options under this Plan. Effective as of the date of each annual meeting of the shareholders of X-Rite, Incorporated, each Outside Director who is newly elected or continues in office as a director subsequent to that meeting shall be granted an option to acquire 10,000 shares. Any Outside Director who is elected as a director by the Board shall be granted an option to acquire that number of shares that is equal to 10,000 shares multiplied by a fraction that is equal to 365 minus the number of days that have elapsed since the last annual meeting of shareholders and dividing that difference by 365: the result shall be rounded to the nearest whole share.


                                  ARTICLE II
                              OPTIONS AND RIGHTS

     2.1 Non-Statutory Stock Options. All options granted under the Plan shall be non-statutory options, not entitled to special tax treatment under
Section 422 of the Internal Revenue Code of 1986, as amended.

     2.2 Terms, Conditions, and Form of Options. Each option granted under this Plan shall be evidenced by a written agreement in such form and containing such terms as the Board shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

          (a) Transferability of Options. Options may not be sold, pledged, assigned, or transferred in any manner otherwise than by will or the laws of descent and distribution to the extent provided in Section 2.2(d), except that the Board may authorize the grant of options that permit transfer to the Optionee s spouse and/or the Optionee s descendants or to a trust created primarily for the benefit of the Optionee, the Optionee s spouse and/or the Optionee s descendants ("Authorized Transferee"), provided the Optionee satisfies such conditions to the transfer as may be required by the Board. The agreement pursuant to which a transferable option is granted shall expressly set forth the transfer rights and limitations, prohibit payment of any consideration by the Authorized Transferee to the original Optionee, prohibit any further transfer of the option and provide that the Authorized Transferee shall succeed to all rights and benefits (except any right to further transfer of the option) and be subject to all obligations, conditions, and limitations applicable to the original Optionee. However, such rights and benefits

(except any right to further transfer of the option) and obligations, conditions, and limitations shall be determined as if the original Optionee continued to hold the option, whereby provisions of this Plan dealing with death of an Optionee will continue to refer to the original Optionee regardless of whether the option has been transferred to an Authorized Transferee. Options may be exercised during the lifetime of the original Optionee only by the original Optionee or an Authorized Transferee. After the Optionee s death, the Option shall be exercisable only to the extent provided in Section 2.2(d).

          (b) Period of Options. Options shall terminate upon the expiration of ten (10) years from the date upon which such options were granted (subject to prior termination as hereinafter provided).

          (c) Exercise of Options. Options may be exercised, in full or in part, only by giving written notice to the Company, stating the number of shares of Stock with respect to which the option is being exercised, accompanied by payment in full for such shares, which payment may be made, in whole or in part, in cash, or in shares of the Stock of the Company already owned by the Optionee, valued at Market Value as of the date of the notice of exercise; provided, however, that (i) there shall be no such exercise at any one time as to fewer than one hundred (100) shares, unless fewer than one hundred (100) shares remain to be purchased under the option being exercised; and (ii) options may not be exercised for a period of six
(6) months after the date of grant.

          (d) Death of Optionee and Transfer of Options. In the event of an Optionee s death, options may be exercised, to the same extent exercisable by the Optionee at the date of death, at any time prior to the earlier of the specified expiration date or the first anniversary of the Optionee s death, by any of the following persons: (i) personal representatives of the estate of the Optionee; (ii) any person or persons who shall have acquired the option directly from the Optionee by bequest or inheritance; (iii) any person designated to exercise the option by means of a specific written designation executed by the Optionee and filed with the Company prior to the Optionee s death; or (iv) an Authorized Transferee.
No options, unless granted pursuant to an agreement specifically permitting transfer as described in Section 2.2(a), shall be transferable by an Optionee otherwise than by will or by the laws of descent and distribution of the state of the Optionee s domicile; provided, however, that an Optionee may execute and file a notice of designation as provided for in
(iii) above.

     2.3 Option Price. The Option Price for an option granted under the Plan shall be the Market Value of the shares of Stock covered by the option on the last business day before the day the option is granted.

     2.4 Notification of Exercise. Options shall be exercised by written notice directed to the Chief Financial Officer of the Company at the principal executive offices of the Company. Exercise by an Optionee's heir or personal representative shall be accompanied by evidence of his or her authority to act, in form reasonably satisfactory to the Company.

                                ARTICLE III
                           ADDITIONAL PROVISIONS

     3.1 Effect of Change in Stock Subject to the Plan. The aggregate number of shares of Stock available for options under the Plan, the shares subject to any outstanding option and the exercise price per share shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Stock subsequent to the effective date of the Plan resulting from: (a) a subdivision or consolidation of shares or any other capital adjustment; (b) the payment of a stock dividend; or (c) other increase or decrease in such shares effected without receipt of consideration by the Company. If the Company shall be the surviving corporation in any merger or consolidation, any option shall pertain, apply, and relate to the securities to which a holder of the number of shares of Stock subject to the option would have been entitled after the merger or consolidation. Upon dissolution or liquidation of the Company, or as of the effective date for a merger or consolidation in which the Company is not the surviving corporation, all options outstanding under the Plan shall terminate unless other provisions have been made in any outstanding option agreement.

     3.2 Compliance With Other Laws and Regulations. The Plan, the grant and exercise of options, and the obligation of the Company to sell and deliver shares under options, shall be subject to all applicable federal and state laws, rules, and regulations and to such approvals by any government or regulatory agency as may be required. The Company shall not be required to issue or deliver any certificates for shares of Stock prior to the completion of any registration or qualification of such shares under any federal or state law, or any ruling or regulation of any government body which the Company shall, in its sole discretion, determine to be necessary or advisable.

     3.3 Amendments. The Board may discontinue the Plan at any time, and may amend it from time to time, but no amendment, without approval by shareholders, may: (a) increase the total number of shares which may be issued under the Plan or to any individual under the Plan; (b) reduce the Option Price for shares which may be purchased pursuant to options under the Plan; (c) extend the period during which options may be granted; or (d) modify the eligibility requirements for participation in the Plan. Other than as expressly permitted under the Plan, no outstanding option may be revoked or altered in a manner unfavorable to the Optionee without the consent of the Optionee.

     3.4 No Rights as Shareholder. No Optionee shall have any rights as a shareholder with respect to any share of Stock subject to his or her option prior to the date of issuance of a certificate evidencing ownership of such Stock, and no adjustment will be made for dividends or other rights for which the record date is prior to the date of the certificate, except as provided in Section 3.1.

     3.5 Withholding. Whenever the Company proposes or is required to issue or transfer shares of Stock under the Plan, the Company shall have the right to require the Optionee to remit to the Company an amount sufficient to satisfy any federal, state, or local withholding tax liability prior to the delivery of any certificate or certificates for such shares.

     3.6 Effective Date; Duration. The Plan shall continue in effect until July 19, 2003. Options granted on or before the termination of the Plan may be exercised according to the terms of the option agreements governing those options and shall continue to be governed by and interpreted consistent with the terms of this Plan.


                               CERTIFICATION

     The foregoing Plan was adopted by the Company's Board of Directors on September 17, 1996.



                              /s/ Duane Kluting
                              -------------------------------------------
                              Duane Kluting
                              Secretary