Form 10-K
period 1996-12-31
X RITE INC
filed 1997-03-25
CIK 790818

                      SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                                  Form 10-K
(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee required) for the fiscal year ended December 31, 1996, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _______________to _________________

Commission file number 0-14800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1997, 21,092,339 shares of the registrant's common stock, par value $.10 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $262,481,130, computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 32.

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

Point-of-Purchase Paint Matching Systems
In 1993 the Company introduced computerized point-of-purchase paint matching systems for use by paint stores, hardware stores, mass merchants and home improvement centers. After successfully establishing its own line of products, the Company acquired certain assets of Colorgen in 1994. Colorgen had a significant share of the U.S. point-of-purchase paint matching market. With that acquisition, X-Rite should be able to establish a significant market presence in the retail point-of-purchase architectural paint matching business.

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


Patents and Trademarks
The Company owns twenty U.S. patents which are significant for products which it currently manufactures; seventeen relating to light and color measuring instruments, one relating to silver recovery equipment, one relating to shrink packaging equipment, and one for reflectance materials and coatings.

The Company currently has eight patent applications on file in the U.S. and in several other countries. While the Company follows a policy of obtaining patent protection for its products, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its competitive position.


Seasonality
The Company's business is generally not subject to seasonal variations that would impact sales, production or net income.

Significant Customers
No single customer accounted for more than 10% of total net sales in 1996, 1995 or 1994. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.


Backlog
The Company's backlog of scheduled but unshipped orders was $5.3 million at March 3, 1997 and $5.2 million at March 1, 1996. The March 3, 1997 backlog is expected to be filled during the current fiscal year.


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


Research and Development
During 1996, 1995 and 1994, respectively, the Company spent $5,324,000, $5,952,000 and $3,759,000 on research and development. X-Rite has no customer-sponsored research and development activities.


Human Resources
As of March 3, 1997, the Company employed 621 persons; 587 in its U.S. operations and 34 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.



(d)  Financial Information About Foreign and Domestic Operations
----------------------------------------------------------------
See Note 1 to the consolidated financial statements contained in Part II,
Item 8 of this report.

ITEM 2.  PROPERTIES

Listed below are the principal properties owned or leased by X-Rite as of March 3, 1997:
                                                               Owned
          Location                 Principal Uses            or Leased
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

    Congleton, England       Sales and customer service        Leased

    Cologne, Germany         Sales and customer service        Leased

    Hong Kong                Sales and customer service        Leased

    Brno, Czech Republic     Sales                             Leased


Collectively, X-Rite and its subsidiaries own approximately 242,000 square feet of space and lease approximately 17,000 square feet. During 1995, the Company purchased land and a 52,000 square foot building adjacent to its headquarters for future expansion purposes; the property is not yet completely occupied by the Company. Management considers all the Company's properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for their intended purposes.



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

                                                           Position
         Name          Age             Position           Held Since
--------------------  -----  ---------------------------  ----------
Ted Thompson            67   Chief Executive Officer         1976
C. Mathew Peabody       45   President, Chief Operating
                               Officer                       1996 (1)
Bernard J. Berg         53   Vice President, Engineering     1983
Duane F. Kluting        47   Vice President, Chief
                               Financial Officer             1992
Jeffrey L. Smolinski    35   Vice President, Operations      1994 (2)
Joan Mariani Andrew     38   Vice President, Sales &
                               Marketing                     1995 (3)


(1) C. Mathew Peabody was named President, Chief Operating Officer in September of 1996. Prior to joining X-Rite, Mr. Peabody served in the capacities of Executive Vice President of L. Perrigo Company and President of Perrigo International from 1994 to 1996. Prior to that time, Mr. Peabody was Senior Vice President for OEMV Chemie (a large chemical company located in Linz, Austria) from 1990 to 1994, Executive Vice President from 1989 to 1990, and Senior Vice President, Sales/ Marketing from 1988 to 1989.

(2) Jeffrey Smolinski joined X-Rite as Vice President, Operations in December of 1994. Mr. Smolinski previously worked for La-Z-Boy Chair Company as Director of Engineering from 1993 to 1994, Director of Operations from 1991 to 1993, and Director of Advanced Technologies from 1988 to 1991.

(3) Joan Mariani Andrew became the Company's Vice President, Sales and Marketing in December of 1995. Prior to joining X-Rite, Ms. Andrew was Vice President, Sales and Marketing for Bell & Howell's Document Management Products Company from 1992 to 1995, Vice President-Marketing and New Business Development from 1991 to 1992, and General Manager, Scanners from 1989 to 1991.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is traded over the counter on The Nasdaq Stock Market under the symbol XRIT. As of March 3, 1997, there were approximately 1,700 shareholders of record. Ranges of high and low sales prices reported by The Nasdaq Stock Market for the past two fiscal years appear in the following table.
                                                            Dividends
                                           High     Low     Per Share
                                          ------   ------   ---------
      Year Ended December 31, 1996:
         Fourth Quarter                   $19.75   $16.50     $.025
         Third Quarter                     18.63    13.75      .025
         Second Quarter                    19.00    14.50      .025
         First Quarter                     17.25    12.00      .025
      Year Ended December 31, 1995:
         Fourth Quarter                   $18.75   $13.75     $.025
         Third Quarter                     20.00    17.00      .025
         Second Quarter                    24.00    16.25      .025
         First Quarter                     21.00    15.00      .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future, and retain the balance of the Company's earnings for use in the expansion of its businesses.



ITEM 6. SELECTED FINANCIAL DATA

                                 (in thousands except per share data)
                             1996      1995      1994      1993      1992
                           -------   -------   -------   -------   -------
Net sales                  $84,394   $72,634   $59,475   $39,189   $36,170
Net income                  15,381     9,871    12,646     7,527     7,062
Net income per share (1)       .73       .47       .60       .36       .34
Dividends per share (1)        .10       .10       .08       .08       .06

Total assets                78,951    63,507    54,558    41,855    35,789
Long-term debt at year end     -0-       -0-       -0-       -0-       -0-


(1) Retroactively adjusted to reflect two-for-one stock splits occurring in 1992 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's consolidated statements of income expressed as a percentage of net sales.

                                 1996       1995       1994
                                ------     ------     ------
Net sales                       100.0%     100.0%     100.0%
Cost of sales                    35.5       34.6       30.3
                                ------     ------     ------
  Gross profit                   64.5       65.4       69.7
Operating expenses:
  Selling & marketing            18.9       21.7       20.8
  Engineering, general
    & administrative             12.3       15.5       12.6
  Research & development          6.3        8.2        6.3
                                ------     ------     ------
                                 37.5       45.4       39.7
                                ------     ------     ------
  Operating income               27.0       20.0       30.0
Other income                      0.5        0.2        1.0
                                ------     ------     ------
  Income before income taxes     27.5       20.2       31.0
Income taxes                      9.3        6.6        9.7
                                ------     ------     ------
  Net income                     18.2%      13.6%      21.3%
                                ======     ======     ======


Net Sales

Net sales in 1996 increased 16.2% compared to 1995. The increase was mainly due to unit volume increases; price increases had a nominal effect on sales levels.

Net sales increased 22.1% in 1995 when compared to 1994 net sales. The increase in 1995 was mainly due to the inclusion of sales from Labsphere, Incorporated ("Labsphere"), a company acquired by X-Rite in the first quarter of 1995. Excluding the Labsphere sales, X-Rite's sales in 1995 increased 8.8% compared to 1994.


Gross Profit

Gross profit as a percentage of sales declined in 1996 compared to 1995 and 1994 due to higher labor costs and changes in product mix. The inclusion of Labsphere sales, beginning in 1995, has also affected profit margins; gross profit earned on sales of those products is typically less than gross profit earned on sales of X-Rite products.

Selling and Marketing Expenses

Selling and marketing expenses increased slightly in 1996 compared to 1995 in terms of costs incurred; however, as a percentage of sales those expenditures actually decreased in 1996 compared to 1995. While efforts will continue to control these costs, the Company is prepared to increase its investment in sales and marketing in order to position itself for continued long-term growth in new and existing markets.

As a percentage of sales, selling and marketing expenses increased slightly in 1995 when compared with 1994. The increase was due to higher trade show costs and increased marketing expenditures for new product introductions.


Engineering, General and Administrative

Engineering, general and administrative ("EG&A") expenses in 1996 compared to 1995 were lower both in actual dollars spent and as a percentage of net sales. The decrease was achieved through cost containment efforts aimed at controlling administrative expenses.

The increase in EG&A expenses as a percentage of sales in 1995 compared to 1994 was due to several factors. The Company increased investment commitments to its foreign subsidiary operations in order to support those long-term sales growth opportunities. Costs to fully absorb the Colorgen assets acquired in 1994 were higher than expected in 1995 as the Company made investments to ramp up that product line for future growth, in addition to incurring costs to reorganize and streamline those operations. EG&A expenses in 1995 also included amortization of Labsphere costs in excess of net assets acquired and amortization of Colorgen databases; those expenses were not comparable to 1994 costs. Additional salaries and other costs were also incurred in 1995 in anticipation of sales growth that was greater than actual results.


Research and Development

Although research and development ("R&D") expenditures decreased 10.6% in 1996 compared to 1995, the Company's commitment to making investments in strategic product development has remained unchanged. R&D projects in 1996 were carefully reviewed and prioritized in order to control costs and optimize returns. The R&D spending increase in 1995 over 1994 was due to a conscious effort by the Company to raise the level of resources committed to product development.

In addition to the R&D costs reported as operating expenses, there were costs incurred to develop new software products in each of the last three years that were not included with R&D expenses. Those costs were capitalized and the related amortization expense was included in cost of sales (see Note 2 to the accompanying financial statements). Software development costs capitalized were $1,151,000, $833,000 and $658,000 in 1996, 1995 and 1994, respectively.

Other Income

Other income in 1994, 1995 and 1996 consisted mainly of interest earned on funds invested in tax-exempt securities. Interest income in 1995 was significantly less than 1994 and 1996 due to a reduction in funds available for investment; substantially all of the Company's short-term investments were used in February of 1995 to acquire Labsphere, Incorporated and to retire Labsphere's long-term debt.


Income Taxes

The effective tax rate in 1996 was 33.8% compared to 32.8% in 1995. The most significant items affecting the 1996 tax rate were higher state income taxes and a lower research and development tax credit; those factors were offset partially by lower foreign taxes. The increase in the 1995 effective tax rate over the 1994 rate of 31.2% was primarily due to nondeductible amortization of costs in excess of net assets acquired in 1995 and higher foreign income taxes.


Liquidity and Capital Resources

X-Rite has continued to maintain a strong financial position with excellent liquidity. At December 31, 1996 working capital was $42.1 million and the ratio of current assets to current liabilities was 8.9:1.

Cash provided by operating activities in 1996 was a record $13.2 million and was used primarily to fund short-term investments, capital expenditures and dividend payments. Short-term investments purchased consisted mainly of municipal bonds and tax-exempt industrial revenue bonds. Capital expenditures of $3.1 million in 1996 were made primarily for machinery and equipment, computer hardware and computer software. The Company expects capital expenditures in 1997 to total approximately $4 million and will consist mainly of machinery and equipment. Dividends of $2.1 million were paid at the annual rate of 10 cents per share, which is rate the Board of Directors intends to continue paying in the foreseeable future.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, capital expenditures and dividends in 1997.

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

                  Report of Independent Public Accountants




To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /S/ ARTHUR ANDERSEN LLP



Grand Rapids, Michigan,
January 27, 1997

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS




                                                    December 31,
                                                1996           1995
                                             -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,587,000    $   332,000
  Short-term investments                      10,196,000      4,073,000
  Accounts receivable, less allowances of
    $738,000 in 1996 and $574,000 in 1995     18,447,000     13,168,000
  Inventories                                 15,019,000     12,835,000
  Deferred tax assets                          1,392,000        792,000
  Prepaid expenses and other current assets      724,000        683,000
                                             -----------    -----------
      Total current assets                    47,365,000     31,883,000

PLANT AND EQUIPMENT:
  Land                                         1,980,000      1,980,000
  Buildings and improvements                   8,753,000      8,560,000
  Machinery and equipment                      9,385,000      8,356,000
  Furniture and office equipment               7,003,000      5,891,000
  Construction in progress                       941,000        320,000
                                             -----------    -----------
                                              28,062,000     25,107,000
  Less accumulated depreciation              (12,263,000)    (9,825,000)
                                             -----------    -----------
                                              15,799,000     15,282,000

OTHER ASSETS:
  Costs in excess of net assets acquired       9,522,000     10,098,000
  Other noncurrent assets                      6,265,000      6,244,000
                                             -----------    -----------
                                              15,787,000     16,342,000
                                             -----------    -----------

                                             $78,951,000    $63,507,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                                    December 31,
                                                1996           1995
                                             -----------    -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 2,161,000    $ 1,499,000
  Accrued liabilities--
    Payroll and employee benefits              1,181,000        785,000
    Income taxes                                 105,000        286,000
    Other                                      1,848,000      1,056,000
                                             -----------    -----------
      Total current liabilities                5,295,000      3,626,000


DEFERRED INCOME TAXES                            694,000        611,000


SHAREHOLDERS' INVESTMENT:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized; none issued        -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 21,064,825 and
    21,019,206 shares issued and outstanding
    in 1996 and 1995, respectively             2,107,000      2,102,000
  Additional paid-in capital                   6,908,000      6,388,000
  Retained earnings                           64,059,000     50,781,000
  Cumulative translation adjustment             (112,000)        (1,000)
                                             -----------    -----------
                                              72,962,000     59,270,000
                                             -----------    -----------

                                             $78,951,000    $63,507,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME




                                            Year ended December 31,
                                        1996         1995         1994
                                    -----------  -----------  -----------
Net sales                           $84,394,000  $72,634,000  $59,475,000
Cost of sales                        29,973,000   25,096,000   18,000,000
                                    -----------  -----------  -----------
  Gross profit                       54,421,000   47,538,000   41,475,000

Operating expenses:
  Selling & marketing                15,897,000   15,737,000   12,403,000
  Engineering, general
    & administrative                 10,414,000   11,280,000    7,515,000
  Research & development              5,324,000    5,952,000    3,759,000
                                    -----------  -----------  -----------
                                     31,635,000   32,969,000   23,677,000
                                    -----------  -----------  -----------
  Operating income                   22,786,000   14,569,000   17,798,000

Other income                            447,000      111,000      590,000
                                    -----------  -----------  -----------
  Income before income taxes         23,233,000   14,680,000   18,388,000

Income taxes                          7,852,000    4,809,000    5,742,000
                                    -----------  -----------  -----------

  NET INCOME                        $15,381,000  $ 9,871,000  $12,646,000
                                    ===========  ===========  ===========


Earnings per share                         $.73         $.47         $.60
                                           ====         ====         ====



The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT


                                       Additional               Cumulative     Total
                             Common     Paid-in     Retained   Translation  Shareholders'
                              Stock     Capital     Earnings    Adjustment   Investment
                           ----------  ----------  -----------  ----------  ------------
BALANCES,
  JANUARY 1, 1994          $1,047,000  $6,717,000  $32,040,000   $  14,000   $39,818,000

Net income                       -           -      12,646,000        -       12,646,000
Cash dividends declared
  of $.08 per share              -           -      (1,676,000)       -       (1,676,000)
Issuance of 29,062 shares
  of common stock under
  employee benefit plans        3,000     407,000         -           -          410,000
Issuance of 10,495,134
  shares of common stock
  in connection with a
  two-for-one stock split   1,049,000  (1,049,000)        -           -             -
Translation adjustment           -           -            -        (66,000)      (66,000)
                           ----------  ----------  -----------   ---------   -----------
BALANCES,
  DECEMBER 31, 1994         2,099,000   6,075,000   43,010,000     (52,000)   51,132,000

Net income                       -           -       9,871,000        -        9,871,000
Cash dividends declared
  of $.10 per share              -           -      (2,100,000)       -       (2,100,000)
Issuance of 26,423 shares
  of common stock under
  employee benefit plans        3,000     313,000        -            -          316,000
Translation adjustment           -           -           -          51,000        51,000
                           ----------  ----------  -----------   ---------   -----------
BALANCES,
  DECEMBER 31, 1995         2,102,000   6,388,000   50,781,000      (1,000)   59,270,000

Net income                       -           -      15,381,000        -       15,381,000
Cash dividends declared
  of $.10 per share              -           -      (2,103,000)       -       (2,103,000)
Issuance of 45,619 shares
  of common stock under
  employee benefit plans        5,000     520,000        -            -          525,000
Translation adjustment           -           -           -        (111,000)     (111,000)
                           ----------  ----------  -----------   ---------   -----------
BALANCES,
  DECEMBER 31, 1996        $2,107,000  $6,908,000  $64,059,000   $(112,000)  $72,962,000
                           ==========  ==========  ===========   =========   ===========

The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year ended December 31,
                                                       1996         1995         1994
                                                   -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $15,381,000  $ 9,871,000  $12,646,000
  Adjustments to reconcile net income to net
    cash and cash equivalents provided by
    (used for) operating activities-
      Depreciation and amortization                  4,265,000    3,430,000    1,473,000
      Provision for doubtful accounts                  268,000      350,000       52,000
      Deferred income taxes                           (517,000)    (105,000)      (1,000)
      Changes in operating assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                       (5,532,000)  (2,258,000)  (3,344,000)
          Inventories                               (2,089,000)   1,002,000   (5,563,000)
          Other current and noncurrent assets          (70,000)     380,000     (533,000)
          Accounts payable                             661,000     (529,000)     197,000
          Other accrued liabilities                    834,000     (184,000)     555,000
                                                   -----------  -----------  -----------
            Net cash and cash equivalents
              provided by operating activities      13,201,000   11,957,000    5,482,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments              667,000         -            -
  Proceeds from sales of investments                 1,600,000   13,772,000   12,559,000
  Purchases of investments                          (8,406,000)  (4,200,000) (10,610,000)
  Capital expenditures                              (3,122,000)  (3,413,000)  (4,173,000)
  Acquisitions, less cash acquired                        -     (11,490,000)    (274,000)
  Purchases of other assets                         (1,151,000)  (4,041,000)  (3,156,000)
  Other investing activities                            44,000      178,000         -
                                                   -----------  -----------  -----------
            Net cash and cash equivalents
              used for investing activities        (10,368,000)  (9,194,000)  (5,654,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Labsphere, Inc. long-term debt               -      (1,795,000)        -
  Dividends paid                                    (2,103,000)  (2,100,000)  (1,676,000)
  Issuance of common stock                             525,000      316,000      410,000
                                                   -----------  -----------  -----------
            Net cash and cash equivalents
              used for financing activities         (1,578,000)  (3,579,000)  (1,266,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                        -         (23,000)      65,000
                                                   -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        1,255,000     (839,000)  (1,373,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         332,000    1,171,000    2,544,000
                                                   -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 1,587,000  $   332,000  $ 1,171,000
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

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England, Hong Kong and the Czech Republic.

Geographic sales information is as follows:

                                        1996         1995         1994
                                    -----------  -----------  -----------
  Domestic sales:
    U.S. operations                 $55,711,000  $48,968,000  $41,497,000
  International sales:
    U.S. operations export sales
      to unaffiliated customers      20,901,000   17,072,000   15,148,000
    Foreign subsidiary sales          7,782,000    6,594,000    2,830,000
                                    -----------  -----------  -----------
                                     28,683,000   23,666,000   17,978,000
                                    -----------  -----------  -----------
                                    $84,394,000  $72,634,000  $59,475,000
                                    ===========  ===========  ===========

No single customer accounted for more than 10% of total net sales in 1996, 1995 or 1994.

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

Short-Term Investments:
Short-term investments consist primarily of municipal bonds and tax-exempt industrial revenue bonds. All of the Company's short-term investments are stated at the amortized cost, which approximates market, and are classified as available for sale. Short-term investments at December 31, 1996 include securities with original maturities of greater than three months and remaining maturities of less than one year.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories at December 31 are summarized as follows:
                                        1996          1995
                                     -----------   -----------
       Raw materials                 $ 4,963,000   $ 4,399,000
       Work in process                 4,708,000     3,523,000
       Finished goods                  5,348,000     4,913,000
                                     -----------   -----------
                                     $15,019,000   $12,835,000
                                     ===========   ===========

Plant, Equipment and Depreciation:
Plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements 5 to 40 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 10 years.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Computer Software Development Costs:
The Company capitalized $1,151,000, $833,000 and $658,000 of software development costs during 1996, 1995 and 1994, respectively.

Amortization of software development costs is computed using the straight-line method over a three-year period. Amortization expense was $731,000, $462,000 and $172,000 in 1996, 1995 and 1994, respectively. The net capitalized software development costs included in other assets are $1,583,000 and $1,163,000 as of December 31, 1996 and 1995, respectively.

Amounts expended to achieve technological feasibility are included in research and development expenses.

Costs in Excess of Net Assets Acquired and Other Long-Lived Assets:
Substantially all of X-Rite's costs in excess of net assets acquired result from the 1995 acquisition of Labsphere, Inc. (see Note 6). These costs are being amortized using the straight-line method over twenty years.
Accumulated amortization of excess acquisition costs was $1,087,000 and $511,000 at December 31, 1996 and 1995, respectively.

Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with the provisions of this statement, the Company evaluates on an ongoing basis the recoverability of long-lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets. The adoption of this statement had no effect on the Company's financial statements.

Income Taxes:
The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between tax and financial reporting.

Revenue Recognition:
Revenue is recognized when a product is shipped or a service is performed.

Advertising Costs:
Advertising costs are charged to operations in the period incurred and totaled $1,806,000, $2,172,000 and $1,773,000 in 1996, 1995 and 1994,
respectively.

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

Per Share Data:
Earnings per share were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. For 1996, 1995 and 1994, these weighted averages were 21,195,467, 21,172,436 and 21,078,054 shares, respectively.

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

Reclassifications:
Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the 1996 presentation.


NOTE 3--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20,000,000 with interest at 1.5% over the "Effective Federal Funds Rate" (6.26% at December 31, 1996). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 1996, 1995 or 1994.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--INCOME TAXES

The provision for income taxes at December 31 consisted of the following:

                                    1996         1995         1994
                                 ----------   ----------   ----------
  Current-
    Federal                      $8,126,000   $4,777,000   $5,669,000
    State                           241,000       90,000       50,000
    Foreign                           2,000       47,000       20,000
                                 ----------   ----------   ----------
                                  8,369,000    4,914,000    5,739,000
  Deferred-
    Federal                        (517,000)    (261,000)       5,000
    Foreign                            -         156,000       (2,000)
                                 ----------   ----------   ----------
                                   (517,000)    (105,000)       3,000
                                 ----------   ----------   ----------
                                 $7,852,000   $4,809,000   $5,742,000
                                 ==========   ==========   ==========

The provision for income taxes reflects effective tax rates of 33.8%, 32.8% and 31.2% in 1996, 1995 and 1994, respectively. A reconciliation of income taxes which would have been computed by applying the statutory federal income tax rate to income before provision for income taxes and the provision for income taxes as presented in the accompanying consolidated statements of income for the years ended December 31 is as follows:

                                    1996         1995         1994
                                 ----------   ----------   ----------
  Income tax at statutory rates  $8,132,000   $5,038,000   $6,436,000
  Foreign sales corporation        (357,000)    (279,000)    (258,000)
  Other                              77,000       50,000     (436,000)
                                 ----------   ----------   ----------
                                 $7,852,000   $4,809,000   $5,742,000
                                 ==========   ==========   ==========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--INCOME TAXES, continued

Major components of the Company's deferred tax assets and liabilities at December 31 are as follows:
                                                 1996          1995
                                              ----------     --------
Assets:
  Inventory reserves and tax valuation        $  875,000     $517,000
  Accounts receivable reserves                   251,000      193,000
  Financial accruals and reserves
    not currently deductible                     503,000      169,000
                                              ----------     --------
                                              $1,629,000     $879,000
                                              ==========     ========
Liabilities:
  Software development costs                  $  554,000     $395,000
  Depreciation                                   321,000      252,000
  Other                                           56,000       51,000
                                              ----------     --------
                                              $  931,000     $698,000
                                              ==========     ========

Cash expended for income taxes was $8,459,000, $3,940,000 and $5,973,000 in 1996, 1995 and 1994, respectively.


NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time U.S. employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $278,000, $232,000 and $158,000 in 1996, 1995 and 1994, respectively.

The Company may sell up to 1,000,000 shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85% of the market price on the date purchased. During 1996, 1995 and 1994, employees purchased 12,923, 14,398 and 11,285 shares, respectively. The weighted average fair value of shares sold in 1996 was $16.16. At December 31, 1996, 912,620 shares were available for future purchases.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS, continued

The Company has two stock option plans covering 2,800,000 shares of common stock. These plans permit options to be granted to key employees and the Company's board of directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant. No options are exercisable after ten years from the date of grant. At December 31, 1996, 2,253,593 shares were available for future granting.

The Company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $860,000 and $.04 in 1996, and $951,000 and $.05 in 1995.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 6.2% to 6.7% and 5.4% to 7.0% risk-free interest rates in 1996 and 1995, respectively; 5 year expected lives in 1996 and 1995; 36% expected volatility in 1996 and 1995; and .5% expected dividend yields in 1996 and 1995. Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the Company's common stock.

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the board of directors, but in no event shall have a duration period in excess of ten years. No shares were awarded in 1996, 1995 or 1994. At December 31, 1996, there were 345,200 shares available for future awards.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of shares subject to options follows:

                          1996              1995              1994
                    ----------------  ----------------  ----------------
                            Weighted          Weighted          Weighted
                             Average           Average           Average
                            Exercise          Exercise          Exercise
                    Shares   Prices   Shares   Prices   Shares   Prices
                    ------- --------  ------- --------  ------- --------
 Outstanding at
  beginning
  of year:          578,500  $12.07   408,000  $ 9.17   258,000  $ 6.42
    Granted         197,000   16.17   185,000   18.72   212,000   11.25
    Exercised       (36,196)   7.05    (5,025)  11.23   (46,324)   3.17
    Canceled        (16,004)  18.43    (9,475)  17.08   (15,676)   9.82
                    -------           -------           -------
 Outstanding at
  end of year       723,300   13.30   578,500   12.07   408,000    9.17
                    =======           =======           =======
 Exercisable at
  end of year       606,300   12.90   460,000   10.59   275,000    8.45
                    =======           =======           =======
 Weighted average
  fair value of
  options granted     $6.56             $7.70
                      =====             =====

A summary of stock options outstanding at December 31, 1996 follows:

                                                             Weighted
                                      Exercise Prices         Average
                                 -------------------------   Remaining
                                                  Weighted  Contractual
     Price Ranges      Shares    Lowest  Highest  Average   Life (Years)
   ----------------   ---------  ------  -------  --------  ------------
   Under $11.00:
    Exercisable        233,200   $ 2.47   $10.88   $ 8.10       5.4

   Over $11.00:
    Exercisable        373,100    11.25    19.50    15.91       8.2
    Non-Exercisable    117,000    14.50    18.38    15.35       9.3
                       -------
                       490,100    11.25    19.50    15.78       8.5
                       -------
                       723,300     2.47    19.50    13.30       7.5
                       =======

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


NOTE 7--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data are summarized as follows:
                                                                   Earnings
                   Net         Gross      Operating      Net         Per
    Quarter       Sales        Profit       Income      Income      Share
  -----------  -----------  -----------  -----------  -----------  --------
  1996:
    First      $19,696,000  $12,599,000  $ 4,994,000  $ 3,369,000    $.16
    Second      20,827,000   13,387,000    5,584,000    3,775,000     .18
    Third       21,358,000   13,737,000    5,917,000    4,014,000     .19
    Fourth      22,513,000   14,698,000    6,291,000    4,223,000     .20
               -----------  -----------  -----------  -----------    ----
               $84,394,000  $54,421,000  $22,786,000  $15,381,000    $.73
               ===========  ===========  ===========  ===========    ====

  1995:
    First      $17,946,000  $12,515,000  $ 4,803,000   $3,303,000    $.16
    Second      18,906,000   12,383,000    3,716,000    2,553,000     .12
    Third       18,755,000   11,912,000    3,848,000    2,531,000     .12
    Fourth      17,027,000   10,728,000    2,202,000    1,484,000     .07
               -----------  -----------  -----------   ----------    ----
               $72,634,000  $47,538,000  $14,569,000   $9,871,000    $.47
               ===========  ===========  ===========   ==========    ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1997 Annual Meeting of shareholders and filed with the Commission is incorporated herein by reference.


(b) Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."


(c) Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 1997 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captioned "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

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


(b) No reports on Form 8-K were filed for the 3-month period ended December 31, 1996.


(c) See Exhibit Index located on page 32.


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

                                  X-RITE, INCORPORATED


               March 18, 1997     /s/ Ted Thompson
                                  ----------------------------------
                                  Ted Thompson, Chairman and
                                    Chief Executive Officer


               March 18, 1997     /s/ Duane Kluting
                                  ----------------------------------
                                  Duane Kluting, Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 18th day of March, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Ted Thompson and Duane Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.



/s/ Ted Thompson
----------------------------------    ----------------------------------
Ted Thompson, Director                Stanley W. Cheff, Director


/s/ Dr. Marvin G. DeVries             /s/ James A. Knister
----------------------------------    ----------------------------------
Dr. Marvin G. DeVries, Director       James A. Knister, Director


/s/ Rufus S. Teesdale                 /s/ Ronald A. VandenBerg
----------------------------------    ----------------------------------
Rufus S. Teesdale, Director           Ronald A. VandenBerg, Director


/s/ Charles Van Namen                 /s/ Quinten E. Ward
----------------------------------    ----------------------------------
Charles Van Namen, Director           Quinten E. Ward, Director

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


 *10(a) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(d) Employment Resignation and Severance Agreement entered into between the registrant and Bruce Jorgensen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Exchange Agreement entered into between the registrant and Ronald L. Sisson (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-14800) and incorporated herein by reference)

  11      Computation of Earnings Per Share

  21      Subsidiaries of the registrant

  23      Consent of independent accountants

  27      Financial Data Schedule

<EX-11>
                                                               Exhibit 11




                   X-RITE, INCORPORATED AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE





                                             Year ended December 31,
                                         1996         1995         1994
                                     -----------  -----------  -----------

Net Income                           $15,381,000  $ 9,871,000  $12,646,000
                                     ===========  ===========  ===========



Weighted average number of shares
  of common stock outstanding         21,031,534   21,001,357   20,961,225

Weighted average number of common
  equivalent shares outstanding          163,933      171,079      116,829
                                      ----------   ----------   ----------
Total weighted average of common
  and common equivalent shares
  outstanding                         21,195,467   21,172,436   21,078,054
                                      ==========   ==========   ==========



Earnings per share                          $.73         $.47         $.60
                                            ====         ====         ====

<EX-21>
                                                               Exhibit 21




                           X-RITE, INCORPORATED
                           LIST OF SUBSIDIARIES


   1.  X-Rite International, Incorporated, a U.S. Virgin Islands
       Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a foreign sales corporation.

   2. X-Rite Holdings, Incorporated, a U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of certain foreign subsidiaries.

   3. X-Rite GmbH, a German Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Incorporated, and being utilized as a sales and service office.

   4. X-Rite Asia Pacific Limited, a Hong Kong Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Incorporated, and being utilized as a sales office.

   5. X-Rite Limited, a United Kingdom Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.

   6. X-Rite MA, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.

   7. OTP, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and being utilized to hold title to certain real property of the Corporation.

   8. Labsphere, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and is a manufacturer of light measurement systems and related proprietary materials.

   9. Labsphere Limited, a United Kingdom Corporation, is wholly owned by Labsphere, Incorporated and being utilized as a sales office.

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


Grand Rapids, Michigan
March 24, 1997