Form 10-Q
period 1997-04-05
X RITE INC
filed 1997-05-20
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 5, 1997
                               -----------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at April 30, 1997 was 21,116,339 shares.

                                               Exhibit Index on page 11.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                               April 5,     December 31,
                                                 1997           1996
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 6,484,000    $ 1,587,000
  Short-term investments                      10,919,000     10,196,000
  Accounts receivable, less allowances of
    $809,000 in 1997 and $738,000 in 1996     17,903,000     18,447,000
  Inventories                                 15,709,000     15,019,000
  Deferred tax assets                          1,392,000      1,392,000
  Prepaid expenses and other current assets      874,000        724,000
                                             -----------    -----------
      Total current assets                    53,281,000     47,365,000


PROPERTY AND EQUIPMENT, at cost               28,735,000     28,062,000
  Less accumulated depreciation              (12,948,000)   (12,263,000)
                                             -----------    -----------
                                              15,787,000     15,799,000

OTHER ASSETS:
  Costs in excess of net assets acquired       9,377,000      9,522,000
  Other noncurrent assets                      6,190,000      6,265,000
                                             -----------    -----------
                                              15,567,000     15,787,000
                                             -----------    -----------

                                             $84,635,000    $78,951,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                               April 5,     December 31,
                                                 1997           1996
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,810,000    $ 2,161,000
  Accrued liabilities--
    Payroll and employee benefits              1,217,000      1,181,000
    Income taxes                               2,213,000        105,000
    Other accrued liabilities                  1,748,000      1,848,000
                                             -----------    -----------
      Total current liabilities                6,988,000      5,295,000


DEFERRED INCOME TAXES                            694,000        694,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 2,112,000      2,107,000
  Additional paid-in capital                   7,328,000      6,908,000
  Retained earnings                           67,778,000     64,059,000
  Cumulative translation adjustment             (265,000)      (112,000)
                                             -----------    -----------
                                              76,953,000     72,962,000
                                             -----------    -----------

                                             $84,635,000    $78,951,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                 Three Months Ended
                                              April 5,        March 31,
                                                1997            1996
                                            -----------     -----------
Net sales                                   $23,080,000     $19,696,000
Cost of sales                                 8,133,000       7,097,000
                                            -----------     -----------
  Gross profit                               14,947,000      12,599,000

Operating expenses:
  Selling & marketing                         4,007,000       3,430,000
  Engineering, general & administrative       3,041,000       2,783,000
  Research & development                      1,558,000       1,392,000
                                            -----------     -----------
                                              8,606,000       7,605,000
                                            -----------     -----------
  Operating income                            6,341,000       4,994,000

Other income                                     93,000          72,000
                                            -----------     -----------
  Income before income taxes                  6,434,000       5,066,000

Income taxes                                  2,188,000       1,697,000
                                            -----------     -----------

    NET INCOME                              $ 4,246,000     $ 3,369,000
                                            ===========     ===========


Average number of common and common
  equivalent shares outstanding              21,212,000      21,161,000
                                             ==========      ==========

Earnings per common and
  common equivalent share                          $.20            $.16
                                                   ====            ====

Cash dividends per share                          $.025           $.025
                                                  =====           =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Three Months Ended
                                               April 5,       March 31,
                                                 1997           1996
                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES          $6,834,000    $ 5,522,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           1,000,000        500,000
  Proceeds from maturities of investments        220,000        200,000
  Purchases of investments                    (1,954,000)    (1,950,000)
  Capital expenditures                          (783,000)    (1,221,000)
  Purchases of other assets                     (316,000)      (227,000)
  Other investing activities                      12,000          9,000
                                              ----------    -----------
    Net cash and cash equivalents
      used for investing activities           (1,821,000)    (2,689,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (527,000)      (526,000)
  Issuance of common stock                       425,000           -
  Other financing activities                        -           (32,000)
                                              ----------    -----------
    Net cash and cash equivalents
      used for financing activities             (102,000)      (558,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (14,000)        (6,000)
                                              ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS      4,897,000      2,269,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      1,587,000        332,000
                                              ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $6,484,000    $ 2,601,000
                                              ==========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 1996 annual report on Form 10-K.

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. The first quarter of 1997 ended on April 5, whereas the first quarter of 1996 ended on March 31. The Company's 1997 first quarter results from operations would have been approximately the same if the current year quarter had ended on March 31 rather than on April 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 5, 1997 and the results of its operations and its cash flows for the three month periods ended April 5, 1997 and March 31, 1996. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 5,     December 31,
                                            1997           1996
                                        -----------    -----------

     Raw materials                      $ 5,037,000    $ 4,963,000
     Work in process                      5,272,000      4,708,000
     Finished goods                       5,400,000      5,348,000
                                        -----------    -----------
                                        $15,709,000    $15,019,000
                                        ===========    ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 3--EARNINGS PER SHARE

In March of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement replaces "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS does not include the dilutive effect of common shares that could potentially be issued (i.e., stock options in the case of X-Rite). The Statement is effective for financial statements issued after December 15, 1997. If the Company had adopted this standard in the first quarter of 1997 there would have been no change in the EPS reported. The Company does not believe the adoption of this pronouncement will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net Sales:

First quarter 1997 consolidated net sales of $23,080,000 were 17.2% higher than sales of $19,696,000 in the same quarter a year ago. The improvement in sales was due to unit volume increases in all product categories rather than price increases.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 64.8% for the first quarter of 1997, compared to 64.0% for the first quarter of 1996. The increase was due to a favorable change in product sales mix.


Operating Expenses:

Selling and marketing expenses increased 16.8% in the first quarter of 1997 compared to the same period in 1996. The increase resulted from stepped-up marketing programs, with an emphasis on products in the graphic arts and color and appearance categories. As a percentage of sales, selling and marketing expenses were comparable in 1997 and 1996.

First quarter engineering, general and administrative ("EG&A") expenses increased 9.3% compared to the same quarter in the prior year. As a percentage of sales, EG&A expenses were 13.2% in 1997 and 14.2% in 1996. The relative decline was achieved through ongoing cost containment efforts aimed at controlling administrative costs.

Research and development expenses in the first quarter increased 11.9% compared with the same period in 1997. X-Rite is committed to its investments in strategic product development, while containing costs wherever possible in order to optimize those investments.


Other Income:

Other income consisted mainly of interest earnings from invested funds. First quarter interest income was higher than the comparable period in 1997 due to an increase in funds available for investment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Net Income:

The Company recorded net income of $4,246,000 for the three months ended April 5, 1997 compared to $3,369,000 in the same period of 1996. On a per share basis, first quarter net income was $.20 in 1997 and $.16 in 1996. The average number of common and common equivalent shares outstanding was not significantly different between the periods.


PROPOSED ACQUISITION

In April 1997 the Company reached an agreement in principle to acquire substantially all the assets of Light Source Computer Images, Inc. ("Light Source"). Light Source is a privately held producer of high-quality, easy-to-use scanning, imaging and print optimization software. The agreement is subject to customary conditions to closing, including satisfactory completion of due diligence.


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first quarter of 1997 totaled $6,834,000. Working capital at April 5, 1997 was $30,597,000 compared to $28,257,000 at December 31, 1996. The increase in working capital was mainly due to net income earned in the period.

Capital expenditures in the first three months of 1997 totaled $783,000 and consisted mainly of machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1997 will be approximately $3,000,000 and will consist principally of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, proposed acquisitions, capital expenditures and dividends for the remainder of 1997 and 1998.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 11 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended April 5, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    May 16, 1997        /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, President and
                                        Chief Executive Officer



                    May 16, 1997        /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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