Form 10-Q
period 1997-07-05
X RITE INC
filed 1997-08-19
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 5, 1997
                               -------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at July 31, 1997 was 21,130,671 shares.

                                               Exhibit Index on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                               July 5,      December 31,
                                                1997            1996
                                            ------------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 2,617,000    $ 1,587,000
  Short-term investments                       2,936,000     10,196,000
  Accounts receivable, less allowances of
    $823,000 in 1997 and $738,000 in 1996     20,327,000     18,447,000
  Inventories                                 15,913,000     15,019,000
  Deferred tax assets                          1,392,000      1,392,000
  Prepaid expenses and other current assets    1,334,000        724,000
                                             -----------    -----------
      Total current assets                    44,519,000     47,365,000


PROPERTY AND EQUIPMENT, at cost               31,117,000     28,062,000
  Less accumulated depreciation              (14,917,000)   (12,263,000)
                                             -----------    -----------
                                              16,200,000     15,799,000

OTHER ASSETS:
  Costs in excess of net assets acquired      16,128,000      9,522,000
  Other noncurrent assets                     10,761,000      6,265,000
                                             -----------    -----------
                                              26,889,000     15,787,000
                                             -----------    -----------

                                             $87,608,000    $78,951,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                               July 5,      December 31,
                                                1997            1996
                                            ------------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,787,000    $ 2,161,000
  Accrued liabilities--
    Payroll and employee benefits              1,318,000      1,181,000
    Income taxes                                 188,000        105,000
    Other accrued liabilities                  2,432,000      1,848,000
                                             -----------    -----------
      Total current liabilities                5,725,000      5,295,000


DEFERRED INCOME TAXES                            694,000        694,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 2,112,000      2,107,000
  Additional paid-in capital                   7,438,000      6,908,000
  Retained earnings                           71,886,000     64,059,000
  Cumulative translation adjustment             (247,000)      (112,000)
                                             -----------    -----------
                                              81,189,000     72,962,000
                                             -----------    -----------

                                             $87,608,000    $78,951,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                           Three Months Ended       Six Months Ended
                           July 5,    June 30,     July 5,    June 30,
                            1997        1996        1997        1996
                        ----------- ----------- ----------- -----------
Net sales               $23,986,000 $20,827,000 $47,066,000 $40,523,000
Cost of sales             8,367,000   7,440,000  16,500,000  14,537,000
                        ----------- ----------- ----------- -----------
  Gross profit           15,619,000  13,387,000  30,566,000  25,986,000

Operating expenses:
  Selling & marketing     4,091,000   3,507,000   8,098,000   6,937,000
  Engineering, general
    & administrative      3,050,000   2,945,000   6,091,000   5,728,000
  Research & development  1,497,000   1,351,000   3,055,000   2,743,000
                        ----------- ----------- ----------- -----------
                          8,638,000   7,803,000  17,244,000  15,408,000
                        ----------- ----------- ----------- -----------

  Operating income        6,981,000   5,584,000  13,322,000  10,578,000

Other income                 42,000      94,000     135,000     166,000
                        ----------- ----------- ----------- -----------
  Income before
    income taxes          7,023,000   5,678,000  13,457,000  10,744,000

Income taxes              2,387,000   1,903,000   4,575,000   3,600,000
                        ----------- ----------- ----------- -----------

  NET INCOME            $ 4,636,000 $ 3,775,000 $ 8,882,000 $ 7,144,000
                        =========== =========== =========== ===========

Average number of common
  and common equivalent
  shares outstanding     21,278,000  21,207,000  21,245,000  21,184,000
                         ==========  ==========  ==========  ==========

Earnings per common and
  common equivalent share      $.22        $.18        $.42        $.34
                               ====        ====        ====        ====

Cash dividends per share      $.025       $.025       $.050       $.050
                              =====       =====       =====       =====


See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended
                                                July 5,       June 30,
                                                 1997           1996
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $8,226,000     $7,675,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           9,223,000        700,000
  Proceeds from maturities of investments        920,000        567,000
  Purchases of investments                    (2,903,000)    (3,551,000)
  Capital expenditures                        (1,700,000)    (1,895,000)
  Acquisitions, less cash acquired            (6,960,000)          -
  Purchases of other assets                   (5,271,000)      (459,000)
  Other investing activities                      26,000         26,000
                                              ----------     ----------
    Net cash and cash equivalents
      used for investing activities           (6,665,000)    (4,612,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,055,000)    (1,051,000)
  Issuance of common stock                       535,000         21,000
                                              ----------     ----------
    Net cash and cash equivalents
      used for financing activities             (520,000)    (1,030,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (11,000)       (18,000)
                                              ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS      1,030,000      2,015,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      1,587,000        332,000
                                              ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $2,617,000     $2,347,000
                                              ==========     ==========



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

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. The first two quarters of 1997 ended on April 5 and July 5, whereas the first two quarters of 1996 ended on March 31 and June 30. The Company's 1997 quarter and year-to-date results from operations would have been approximately the same if the quarters had ended on March 31 and June 30, rather than on April 5 and July 5.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 5, 1997, the results of its operations for the three and six month periods ended July 5, 1997 and June 30, 1996, and its cash flows for the six month periods ended July 5, 1997 and June 30, 1996. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 5,      December 31,
                                           1996            1996
                                       ------------    -----------
     Raw materials                      $ 5,357,000    $ 4,963,000
     Work in process                      4,861,000      4,708,000
     Finished goods                       5,695,000      5,348,000
                                        -----------    -----------
                                        $15,913,000    $15,019,000
                                        ===========    ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 3--EARNINGS PER SHARE

In March of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement replaces "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS does not include the dilutive effect of common shares that could potentially be issued (i.e., stock options in the case of X-Rite). The Statement is effective for financial statements issued after December 15, 1997. If the Company had adopted this standard in 1997 there would have been no change in the EPS reported. The Company does not believe the adoption of this pronouncement will have a material effect on its financial statements.


NOTE 4--ACQUISITION

In May of 1997 the Company acquired substantially all the assets of Light Source Computer Images, Inc. ("Light Source") for $6,955,000 in cash. Light Source is a California-based producer of high-quality, easy-to-use scanning, imaging and print optimization software. The acquisition has been accounted for under the purchase method of accounting and was funded by proceeds from sales of short-term investments.

The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company has paid $4,638,000 in cash into an escrow fund which is equal to the maximum contingent cash consideration that could be earned by the sellers if such sales goals are realized. The escrow fund payment is not included in the acquisition price stated in the preceding paragraph. If any contingent payments are made, those amounts will be accounted for as additional costs of the acquired assets and amortized over the remaining lives of the assets.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net Sales:

Second quarter 1997 consolidated net sales were 15.2% higher than sales in the same quarter a year ago. The year-over-year increase was due to higher unit volume sales.

Consolidated net sales for the six months ended July 5, 1997 increased 16.1% compared to the same period in 1996. This improvement in sales was also due to unit volume increases.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 65.1% for the second quarter of 1997, compared to 64.3% for the second quarter of 1996. Year to date, gross profit as a percentage of sales was 64.9% in 1997 and 64.1% in 1996. The increase in gross profit margins was due to a favorable change in product sales mix.


Operating Expenses:

Second quarter and year-to-date selling and marketing expenses increased 16.7% compared to the same periods in 1996. The increases resulted from stepped-up sales and marketing efforts. As a percentage of sales, selling and marketing expenses were comparable in 1997 and 1996.

Engineering, general and administrative ("EG&A") expenses in the second quarter were 3.6% higher compared to the same quarter in the prior year.
As a percentage of sales, second quarter EG&A expenses declined from 14.1% in 1996 to 12.7% in 1997. Year-to-date EG&A expenses increased 6.3% compared to the same period in the prior year, but as a percentage of sales declined from 14.1% in 1996 to 12.9% in 1997. The relative declines were achieved through ongoing cost containment efforts aimed at controlling administrative costs.

Research and development expenses in the second quarter and year to date increased approximately 11% compared with the same periods in 1996. X-Rite is committed to continuing its investments in strategic product development, but is also containing costs wherever possible in order to optimize those investments.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the second quarter and year to date was less than comparable periods in 1996 due to a reduction in funds available for investment. Invested funds declined during the second quarter of 1997 due to the Light Source acquisition (see Note 4 to the accompanying financial statements).

Net Income:

The Company recorded net income of $4,636,000 for the three months ended July 5, 1997 compared to $3,775,000 in the same period of 1996. On a per share basis, second quarter net income was $.22 in 1997 and $.18 in 1996. For the first six months of 1997, net income was $8,882,000, or $.42 per share, compared to $7,144,000, or $.34 per share in 1996. The increases in second quarter and year-to-date earnings were due to higher sales volume. The average number of common and common equivalent shares outstanding was not significantly different between the periods.



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first six months of 1997 totaled $8,226,000. Working capital at July 5, 1997 was $38,794,000 compared to $42,070,000 at December 31, 1996. The decrease in working capital was due to the cash purchase of substantially all the assets of Light Source and the funding of an escrow account related to that purchase (see Note 4 to the accompanying financial statements).

Capital expenditures in the first six months of 1996 totaled $1,700,000 and consisted mainly of machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1997 will be approximately $2,000,000 and will consist principally of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, capital expenditures and dividends for the remainder of 1997 and 1998.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 12 of this Form 10-Q report.

         (b) A report of Form 8-K was filed by the Registrant on June 2, 1997 to report the acquisition of substantially all the assets of Light Source Computer Images, Inc. (see Note 4 to the accompanying financial statements).

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    August 19, 1997      /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, President and
                                        Chief Executive Officer



                    August 19, 1997      /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(d) Employment Resignation and Severance Agreement entered into between the registrant and Bruce Jorgensen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule