Form 10-Q
period 1997-10-04
X RITE INC
filed 1997-11-17
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 4, 1997
                               ---------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at October 31, 1997 was 21,148,381 shares.

                                               Exhibit Index on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                             October 4,     December 31,
                                                1997            1996
                                            ------------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,847,000    $ 1,587,000
  Short-term investments                       7,931,000     10,196,000
  Accounts receivable, less allowances of
    $898,000 in 1997 and $738,000 in 1996     20,235,000     18,447,000
  Inventories                                 13,847,000     15,019,000
  Deferred tax assets                          1,308,000      1,392,000
  Prepaid expenses and other current assets    1,371,000        724,000
                                             -----------    -----------
      Total current assets                    46,539,000     47,365,000


PROPERTY AND EQUIPMENT, at cost               31,310,000     28,062,000
  Less accumulated depreciation              (14,450,000)   (12,263,000)
                                             -----------    -----------
                                              16,860,000     15,799,000

OTHER ASSETS:
  Costs in excess of net assets acquired      15,834,000      9,522,000
  Other noncurrent assets                     10,643,000      6,265,000
                                             -----------    -----------
                                              26,477,000     15,787,000
                                             -----------    -----------

                                             $89,876,000    $78,951,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                             October 4,     December 31,
                                                1997            1996
                                            ------------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,163,000    $ 2,161,000
  Accrued liabilities--
    Payroll and employee benefits              1,355,000      1,181,000
    Income taxes                                    -           105,000
    Other accrued liabilities                  1,362,000      1,848,000
                                             -----------    -----------
      Total current liabilities                3,880,000      5,295,000


DEFERRED INCOME TAXES                            588,000        694,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 2,114,000      2,107,000
  Additional paid-in capital                   7,588,000      6,908,000
  Retained earnings                           76,011,000     64,059,000
  Cumulative translation adjustment             (305,000)      (112,000)
                                             -----------    -----------
                                              85,408,000     72,962,000
                                             -----------    -----------

                                             $89,876,000    $78,951,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                           Three Months Ended         Nine Months Ended
                         October 4, September 30,  October 4, September 30,
                            1997        1996          1997        1996
                        ----------- ------------  ----------- ------------
Net sales               $24,861,000  $21,358,000  $71,927,000  $61,881,000
Cost of sales             8,547,000    7,621,000   25,047,000   22,158,000
                        -----------  -----------  -----------  -----------
  Gross profit           16,314,000   13,737,000   46,880,000   39,723,000

Operating expenses:
  Selling & marketing     4,614,000    3,638,000   12,712,000   10,575,000
  Engineering, general
    & administrative      3,179,000    2,818,000    9,270,000    8,546,000
  Research & development  1,547,000    1,364,000    4,602,000    4,107,000
                        -----------  -----------  -----------  -----------
                          9,340,000    7,820,000   26,584,000   23,228,000
                        -----------  -----------  -----------  -----------

  Operating income        6,974,000    5,917,000   20,296,000   16,495,000

Other income                 77,000      118,000      212,000      284,000
                        -----------  -----------  -----------  -----------
  Income before
    income taxes          7,051,000    6,035,000   20,508,000   16,779,000

Income taxes              2,398,000    2,021,000    6,973,000    5,621,000
                        -----------  -----------  -----------  -----------

  NET INCOME            $ 4,653,000  $ 4,014,000  $13,535,000  $11,158,000
                        ===========  ===========  ===========  ===========

Average number of common
  and common equivalent
  shares outstanding     21,332,000   21,196,000   21,274,000   21,188,000
                         ==========   ==========   ==========   ==========

Earnings per common and
  common equivalent share      $.22         $.19         $.64         $.53
                               ====         ====         ====         ====

Cash dividends per share      $.025        $.025        $.075        $.075
                              =====        =====        =====        =====


See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Nine Months Ended
                                               October 4,    September 30,
                                                 1997            1996
                                              -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES          $14,309,000     $11,198,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments            9,223,000       1,600,000
  Proceeds from maturities of investments         920,000         567,000
  Purchases of investments                     (7,903,000)     (7,379,000)
  Capital expenditures                         (2,857,000)     (2,443,000)
  Acquisitions, less cash acquired             (6,960,000)           -
  Purchases of other assets                    (5,590,000)       (684,000)
  Other investing activities                       37,000          50,000
                                              -----------     -----------
    Net cash and cash equivalents
      used for investing activities           (13,130,000)     (8,289,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                               (1,583,000)     (1,577,000)
  Issuance of common stock                        687,000         227,000
                                              -----------     -----------
    Net cash and cash equivalents
      used for financing activities              (896,000)     (1,350,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                            (23,000)          4,000
                                              -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         260,000       1,563,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       1,587,000         332,000
                                              -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $ 1,847,000     $ 1,895,000
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

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. The first three quarters of 1997 ended on April 5, July 5 and October 4, whereas the first three quarters of 1996 ended on March 31, June 30 and September 30. The Company's 1997 quarter and year-to-date results from operations would have been approximately the same if the quarters had ended on March 31, June 30 and September 30, rather than on April 5, July 5 and October 4.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 4, 1997, the results of its operations for the three and nine month periods ended October 4, 1997 and September 30, 1996, and its cash flows for the nine month periods ended October 4, 1997 and September 30, 1996. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         October 4,    December 31,
                                           1997            1996
                                       ------------    -----------
     Raw materials                      $ 4,671,000    $ 4,963,000
     Work in process                      4,346,000      4,708,000
     Finished goods                       4,830,000      5,348,000
                                        -----------    -----------
                                        $13,847,000    $15,019,000
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net Sales:

Third quarter 1997 consolidated net sales were 16.4% higher than sales in the same quarter a year ago. The year-over-year increase was due to higher unit volume sales.

Consolidated net sales for the nine months ended October 4, 1997 increased 16.2% compared to the same period in 1996. This improvement in sales was also due to unit volume increases.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 65.6% for the third quarter of 1997, compared to 64.3% for the third quarter of 1996. Year to date, gross profit as a percentage of sales was 65.2% in 1997 and 64.2% in 1996. The increase in gross profit margins was due to a favorable change in product sales mix.


Operating Expenses:

Selling and marketing expenses in the third quarter were 26.8% higher compared to the same quarter in the prior year, and as a percentage of sales increased from 17.0% in 1996 to 18.6% in 1997. Year-to-date selling and marketing expenses increased 20.2% compared to the same period in the prior year, but as a percentage of sales increased only .6% The increases resulted from stepped-up sales and marketing efforts and higher trade show costs.

Engineering, general and administrative ("EG&A") expenses in the third quarter and year to date were higher compared to the same periods in the prior year. However, as a percentage of sales, third quarter EG&A expenses declined from 13.2% in 1996 to 12.8% in 1997, and year-to-date declined from 13.8% in 1996 to 12.9% in 1997. The relative declines were achieved through ongoing cost containment efforts aimed at controlling administrative costs.

Research and development spending remained steady, with year-over-year increases being posted in the third quarter and year to date. As a percentage of sales, research and development spending in the quarter and year to date remained consistent compared to the same periods in the prior year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the third quarter and year to date was less than comparable periods in 1996 due to a reduction in funds available for investment. Invested funds declined in 1997 due to the acquisition of Light Source in the second quarter (see Note 4 to the accompanying financial statements).

Net Income:

The Company recorded net income of $4,653,000 for the three months ended October 4, 1997 compared to $4,014,000 in the same period of 1996. On a per share basis, third quarter net income was $.22 in 1997 and $.19 in 1996. For the first nine months of 1997, net income was $13,535,000, or $.64 per share, compared to $11,158,000, or $.53 per share in 1996. The increases in third quarter and year-to-date earnings were due to higher sales volume. The average number of common and common equivalent shares outstanding was not significantly different between the periods.



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first nine months of 1997 totaled $14,309,000. Working capital at October 4, 1997 was $42,659,000 compared to $42,070,000 at December 31, 1996.

The purchase of substantially all the assets of Light Source and the funding of an escrow account related to that purchase was made with cash and short-term investments on hand (see Note 4 to the accompanying financial statements).

Capital expenditures in the first nine months of 1997 totaled $2,857,000 and consisted mainly of machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1997 will be approximately $1,000,000 and will consist principally of machinery, equipment and building improvements.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 12 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended October 4, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    November 17, 1997    /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, President and
                                        Chief Executive Officer



                    November 17, 1997    /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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