Form 10-K
period 1998-01-03
X RITE INC
filed 1998-04-01
CIK 790818

                      SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                                  Form 10-K
(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee required) for the fiscal year ended January 3, 1998, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from
_______________to _________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, 21,156,191 shares of the registrant's common stock, par value $.10 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $257,292,833 computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 34.

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

X-Rite has grown through internal expansion and through acquisitions. In 1993 the Company established two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company purchased a foreign sales and service subsidiary, X-Rite Limited, Congleton, Cheshire, England, and acquired certain assets of Colorgen, Inc. ("Colorgen"), a Massachusetts-based manufacturer of retail point-of-purchase paint matching systems. In 1995 the Company acquired all of the outstanding stock of Labsphere, Inc. ("Labsphere") of North Sutton, New Hampshire. Labsphere was founded in 1981 and is a leading manufacturer of light measurement and light source integrating systems and instrumentation. In 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. ("Light Source"). Light Source is a California-based producer of high-quality, easy-to-use scanning, imaging and print optimization software.


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

Point-of-Purchase Paint Matching Systems
In 1993 the Company introduced computerized point-of-purchase paint matching systems for use by paint stores, hardware stores, mass merchants and home improvement centers. After successfully establishing its own line of products, the Company acquired certain assets of Colorgen in 1994. Colorgen had a significant share of the U.S. point-of-purchase paint matching market. With that acquisition, X-Rite has established a significant market presence in the retail point-of-purchase architectural paint matching business.

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

Other Products
For many years, X-Rite has also manufactured silver recovery equipment and radio-opaque marking tape. Collectively, these other products represent less than five percent of the Company's consolidated net sales.

X-Rite categorizes the sales of its products into five major categories; medical, photographic, graphic arts, color and appearance, and research laboratories.

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


Patents and Trademarks
The Company owns 22 U.S. patents and 4 foreign patents which are significant for products it manufactures. The Company currently has 8 U.S. and 22 foreign patent applications on file. While the Company follows a policy of obtaining patent protection for its products, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its competitive position.


Seasonality
The Company's business is generally not subject to seasonal variations that would impact sales, production or net income.

Significant Customers
No single customer accounted for more than 10% of total net sales in 1997, 1996 or 1995. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.


Backlog
The Company's backlog of scheduled but unshipped orders was $7.1 million at March 2, 1998 and $5.3 million at March 3, 1997. The March 2, 1998 backlog is expected to be filled during the current fiscal year.


Competition
The Company's market share in the medical and photographic instrument markets is substantial with few competitors.

There are eight firms producing competing products in the graphic arts/digital imaging categories; GretagMacBeth, Tobias Associates, Graphics Microsystems, Inc., Ihara Electronic Industries Co., Ltd., Viptronic GmbH, and Techkon Elektronik GmbH.

There are five major manufacturers of competing products in the color and appearance market; Datacolor, Int., Minolta Corporation, GretagMacBeth, Hunter Associates Laboratory, Inc. and Byk-Gardner.

The primary basis of competition for all the Company's products is quality, design and service. The Company believes that superior quality and features are competitive advantages for its products.


Research and Development
During 1997, 1996 and 1995, respectively, the Company spent $6,380,000, $5,324,000 and $5,952,000 on research and development. X-Rite has no customer-sponsored research and development activities.


Human Resources
As of March 2, 1998, the Company employed 640 persons; 600 in its U.S. operations and 40 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.




(d)  Financial Information About Foreign and Domestic Operations
----------------------------------------------------------------
See Note 1 to the consolidated financial statements contained in Part II,
Item 8 of this report.

ITEM 2.  PROPERTIES

Listed below are the principal properties owned or leased by X-Rite as of March 2, 1998:
                                                               Owned
          Location                 Principal Uses            or Leased
    --------------------     ---------------------------     ---------
    Grandville, MI           Manufacturing, R&D, sales,        Owned
                             customer service, warehouse
                             and administration

    North Sutton, NH         Manufacturing, R&D, sales,        Owned
                             customer service, warehouse
                             and administration

    Littleton, MA            Customer service, R&D, and        Leased
                             sales

    San Rafael, CA           Customer service, R&D, and        Leased
                             sales

    Congleton, England       Sales and customer service        Leased

    Cologne, Germany         Sales and customer service        Leased

    Hong Kong                Sales and customer service        Leased

    Brno, Czech Republic     Sales                             Leased


Collectively, X-Rite and its subsidiaries own approximately 250,000 square feet of space and lease approximately 47,000 square feet. During 1995, the Company purchased land and a 52,000 square foot building adjacent to its headquarters for future expansion purposes; the property is not yet completely occupied by the Company. Management considers all the Company's properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for their intended purposes.



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

                                                           Position
         Name          Age             Position           Held Since
--------------------  -----  ---------------------------  ----------
Ted Thompson            68   Chief Executive Officer,        1976
                               President and Chief
                               Operating Officer
Bernard J. Berg         54   Vice President, Engineering     1983
Duane F. Kluting        48   Vice President, Chief
                               Financial Officer             1992
Jeffrey L. Smolinski    36   Vice President, Operations      1994 (1)
Joan Mariani Andrew     39   Vice President, Sales &
                               Marketing                     1995 (2)


(1) Jeffrey Smolinski joined X-Rite as Vice President, Operations in December of 1994. Mr. Smolinski previously worked for La-Z-Boy Chair Company as Director of Engineering from 1993 to 1994, Director of Operations from 1991 to 1993, and Director of Advanced Technologies from 1988 to 1991.

(2) Joan Mariani Andrew became the Company's Vice President, Sales and Marketing in December of 1995. Prior to joining X-Rite, Ms. Andrew was Vice President, Sales and Marketing for Bell & Howell's Document Management Products Company from 1992 to 1995, Vice President-Marketing and New Business Development from 1991 to 1992, and General Manager, Scanners from 1989 to 1991.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is traded over the counter on The Nasdaq Stock Market under the symbol XRIT. As of March 2, 1998, there were approximately 1,560 shareholders of record. Ranges of high and low sales prices reported by The Nasdaq Stock Market for the past two fiscal years appear in the following table.
                                                            Dividends
                                           High     Low     Per Share
                                          ------   ------   ---------
      Year Ended January 3, 1998:
         Fourth Quarter                   $20.63   $17.25     $.025
         Third Quarter                     22.38    17.75      .025
         Second Quarter                    19.63    14.25      .025
         First Quarter                     18.00    13.75      .025
      Year Ended December 31, 1996:
         Fourth Quarter                   $19.75   $16.50     $.025
         Third Quarter                     18.63    13.75      .025
         Second Quarter                    19.00    14.50      .025
         First Quarter                     17.25    12.00      .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future, and retain the balance of the Company's earnings for use in the expansion of its businesses.



ITEM 6. SELECTED FINANCIAL DATA

                                 (in thousands except per share data)
                             1997      1996      1995      1994      1993
                           -------   -------   -------   -------   -------
Net sales                  $96,991   $84,394   $72,634   $59,475   $39,189
Net income                  18,022    15,381     9,871    12,646     7,527
Net income per share:
  Basic (1)                    .85       .73       .47       .60       .36
  Diluted (1)                  .85       .73       .47       .60       .36
Dividends per share (1)        .10       .10       .10       .08       .08

Total assets                92,468    78,951    63,507    54,558    41,855
Long-term debt at year end     -0-       -0-       -0-       -0-       -0-


(1) Retroactively adjusted to reflect two-for-one stock split occurring in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

X-Rite has a strong financial position, with excellent liquidity. Cash provided by operating activities in 1997 was a record $20 million. Working capital on January 3, 1998 was $46.5 million and the ratio of current assets to current liabilities was 9.1:1.

Acquiring substantially all the assets of Light Source Computer Images, Inc. was the most significant investment transaction in 1997. The purchase price of $6.9 million was paid in cash. In addition, the Company deposited $4.6 million in cash into an escrow fund related to the acquisition (see
Note 6 to the accompanying financial statements). The acquisition and the escrow account deposit were funded with cash and short-term investments on hand. Capital expenditures of $4.3 million in 1997 were made primarily for machinery and equipment, computer hardware and software. The Company expects capital expenditures in 1998 to total approximately $4 million and will consist mainly of machinery and equipment and building improvements. Dividends of $2.1 million were paid at the annual rate of 10 cents per share, which is the rate the Board of Directors intends to continue paying in the foreseeable future.

On January 21, 1998, the Company announced it had entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies totaling $160 million the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

If all the stock is purchased from the founders' estates at the maximum price of $25 per share, the aggregate stock purchases will total $113.5 million. The company anticipates that certain stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds will be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums will total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 1998, approximately $3.1 million represents cash surrender value and will be recorded as an other long-term asset on the Company's balance sheet.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, expected founders' stock repurchase obligations, capital expenditures and dividends in 1998. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.


The following table sets forth information derived from the Company's consolidated statements of income expressed as a percentage of net sales.

                                 1997       1996       1995
                                ------     ------     ------
Net sales                       100.0%     100.0%     100.0%
Cost of sales                    34.0       35.5       34.6
                                ------     ------     ------
  Gross profit                   66.0       64.5       65.4
Operating expenses:
  Selling & marketing            18.5       18.9       21.7
  Engineering, general
    & administrative             13.1       12.3       15.5
  Research & development          6.6        6.3        8.2
                                ------     ------     ------
                                 38.2       37.5       45.4
                                ------     ------     ------
  Operating income               27.8       27.0       20.0
Other income                      0.3        0.5        0.2
                                ------     ------     ------
  Income before income taxes     28.1       27.5       20.2
Income taxes                      9.5        9.3        6.6
                                ------     ------     ------
  Net income                     18.6%      18.2%      13.6%
                                ======     ======     ======


Net Sales

Net sales in 1997 increased 14.9% compared to 1996. Net sales in 1996 increased 16.2% compared to 1995. The increases were mainly due to unit volume increases; price increases had a nominal effect on sales levels.


Gross Profit

Gross profit as a percentage of sales was 66.0% for 1997 compared to 64.5% for 1996, due to a favorable change in product sales mix. Gross profit as a percentage of sales declined in 1996 compared to 1995 due to changes in product mix and higher labor costs.


Selling and Marketing Expenses

Selling and marketing expenses increased in 1996 and 1997 in terms of actual costs incurred; however, as a percentage of sales 1996 and 1997 expenditures actually declined from preceding years. In 1998 the Company intends to increase the level of investment in sales and marketing in order to position itself for continued long-term sales growth.

Engineering, General and Administrative

Engineering, general and administrative ("EG&A") expenses in 1997 were higher compared to 1996; as a percentage of sales, 1997 EG&A expenses were 13.1% compared to 12.3% in 1996. The increase was primarily due to the inclusion in 1997 of Light Source operating costs and Light Source goodwill amortization; no comparable expenses were incurred in 1996. EG&A expenses in 1996 compared to 1995 were lower both in actual dollars spent and as a percentage of net sales. The decrease was achieved through cost containment efforts aimed at controlling administrative expenses.


Research and Development

Research and development ("R&D") expenses showed a year-over-year increase in 1997, and as a percentage of sales increased slightly in 1997 compared to 1996. R&D expenditures decreased in 1996 compared to 1995, as R&D projects in 1996 were carefully reviewed and prioritized in order to manage costs and optimize returns. The Company intends to raise the level of resources committed to product development in 1998 in order to expedite new product introductions.

In addition to the R&D costs reported as operating expenses, there were costs incurred to develop new software products in each of the last three years that were not included with R&D expenses. Those costs were capitalized and the related amortization expense was included in cost of sales (see Note 2 to the accompanying financial statements). Software development costs capitalized were $1.3, $1.2 and $.8 million in 1997, 1996 and 1995, respectively.


Other Income

Other income in 1997, 1996 and 1995 consisted mainly of interest earned on funds invested in tax-exempt securities. Interest income in 1997 and 1995 was less than 1996 due to a reduction in funds available for investment. A substantial portion of the Company's short-term investments were used in those years in connection with acquiring other companies.


Income Taxes

The effective tax rate in 1997 of 34.0% approximated the effective tax rate in 1996. The 1996 effective tax rate of 33.8% was higher than the 1995 rate of 32.8% due to higher state income taxes and a lower research and development tax credit.

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


Year 2000

Substantially all of the Company's computer systems and software applications for its business operations are currently year 2000 ("Y2K") compliant. The Company expects to be 100% compliant by the end of 1998, and also expects that the expenses and capital expenditures associated with completing Y2K compliance will not have a material effect on its financial condition or results of operations.

The Company is also in the process of verifying Y2K conversion plans with its vendors. If any significant vendors are identified that do not have appropriate or timely Y2K conversion plans the Company will immediately begin to make contingency plans with those vendors, or seek to find alternative vendors in order to minimize potential adverse affects on business operations.

Most of the products the Company sells, or has sold, are Y2K compliant. A Y2K conversion schedule has been established for product applications that are not currently Y2K ready. Conversion solutions for applications that are not Y2K ready are expected to be completed by the end of 1998. The Company does not expect the cost of product application Y2K conversions to be material to its financial condition or results of operations.



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

                  Report of Independent Public Accountants




To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of January 3, 1998 and December 31, 1996, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of January 3, 1998 and December 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.



                                        /S/ ARTHUR ANDERSEN LLP



Grand Rapids, Michigan,
January 29, 1998

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS




                                              January 3,    December 31,
                                                 1998           1996
                                             -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 2,808,000    $ 1,587,000
  Short-term investments                      10,555,000     10,196,000
  Accounts receivable, less allowances of
    $567,000 in 1997 and $738,000 in 1996     20,833,000     18,447,000
  Inventories                                 15,000,000     15,019,000
  Deferred tax assets                          1,189,000      1,392,000
  Prepaid expenses and other current assets    1,848,000        724,000
                                             -----------    -----------
      Total current assets                    52,233,000     47,365,000

PLANT AND EQUIPMENT:
  Land                                         1,980,000      1,980,000
  Buildings and improvements                   8,732,000      8,753,000
  Machinery and equipment                     11,362,000      9,385,000
  Furniture and office equipment              10,076,000      7,003,000
  Construction in progress                     1,306,000        941,000
                                             -----------    -----------
                                              33,456,000     28,062,000
  Less accumulated depreciation              (16,043,000)   (12,263,000)
                                             -----------    -----------
                                              17,413,000     15,799,000

OTHER ASSETS:
  Costs in excess of net assets acquired      15,539,000      9,522,000
  Other noncurrent assets                      7,283,000      6,265,000
                                             -----------    -----------
                                              22,822,000     15,787,000
                                             -----------    -----------

                                             $92,468,000    $78,951,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                              January 3,    December 31,
                                                 1998           1996
                                             -----------    -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,604,000    $ 2,161,000
  Accrued liabilities--
    Payroll and employee benefits              1,403,000      1,181,000
    Income taxes                                 249,000        105,000
    Other                                      2,454,000      1,848,000
                                             -----------    -----------
      Total current liabilities                5,710,000      5,295,000


DEFERRED INCOME TAXES                            678,000        694,000


SHAREHOLDERS' INVESTMENT:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized; none issued        -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 21,149,381 and
    21,064,825 shares issued and outstanding
    in 1997 and 1996, respectively             2,115,000      2,107,000
  Additional paid-in capital                   7,876,000      6,908,000
  Retained earnings                           79,969,000     64,059,000
  Shares in escrow; 184,300 in 1997           (3,449,000)          -
  Cumulative translation adjustment             (431,000)      (112,000)
                                             -----------    -----------
                                              86,080,000     72,962,000
                                             -----------    -----------

                                             $92,468,000    $78,951,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME




                                            For the year ended
                                  ---------------------------------------
                                   January 3,   December 31,  December 31,
                                      1998          1996          1995
                                  -----------   -----------   -----------
Net sales                         $96,991,000   $84,394,000   $72,634,000
Cost of sales                      32,933,000    29,973,000    25,096,000
                                  -----------   -----------   -----------
  Gross profit                     64,058,000    54,421,000    47,538,000

Operating expenses:
  Selling & marketing              17,969,000    15,897,000    15,737,000
  Engineering, general
    & administrative               12,664,000    10,414,000    11,280,000
  Research & development            6,380,000     5,324,000     5,952,000
                                  -----------   -----------   -----------
                                   37,013,000    31,635,000    32,969,000
                                  -----------   -----------   -----------
  Operating income                 27,045,000    22,786,000    14,569,000

Other income                          267,000       447,000       111,000
                                  -----------   -----------   -----------
  Income before income taxes       27,312,000    23,233,000    14,680,000

Income taxes                        9,290,000     7,852,000     4,809,000
                                  -----------   -----------   -----------

  NET INCOME                      $18,022,000   $15,381,000   $ 9,871,000
                                  ===========   ===========   ===========


Earnings per share:

  Basic                                  $.85          $.73          $.47
                                         ====          ====          ====
  Diluted                                $.85          $.73          $.47
                                         ====          ====          ====



The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT



                                         Additional                            Cumulative     Total
                               Common     Paid-in     Retained     Shares in  Translation  Shareholders'
                                Stock     Capital     Earnings      Escrow     Adjustment   Investment
                             ----------  ----------  -----------  -----------  ----------  ------------
BALANCES,
  JANUARY 1, 1995            $2,099,000  $6,075,000  $43,010,000  $      -      $ (52,000)  $51,132,000

Net income                         -           -       9,871,000         -           -        9,871,000
Cash dividends declared
  of $.10 per share                -           -      (2,100,000)        -           -       (2,100,000)
Issuance of 26,420 shares
  of common stock under
  employee benefit plans          3,000     313,000         -            -           -          316,000
Translation adjustment             -           -            -            -         51,000        51,000
                             ----------  ----------  -----------  -----------   ---------   -----------
BALANCES,
  DECEMBER 31, 1995           2,102,000   6,388,000   50,781,000         -         (1,000)   59,270,000

Net income                         -           -      15,381,000         -           -       15,381,000
Cash dividends declared
  of $.10 per share                -           -      (2,103,000)        -           -       (2,103,000)
Issuance of 45,619 shares
  of common stock under
  employee benefit plans          5,000     520,000         -            -           -          525,000
Translation adjustment             -           -            -            -       (111,000)     (111,000)
                             ----------  ----------  -----------  -----------   ---------   -----------
BALANCES,
  DECEMBER 31, 1996           2,107,000   6,908,000   64,059,000         -       (112,000)   72,962,000

Net income                         -           -      18,022,000         -           -       18,022,000
Cash dividends declared
  of $.10 per share                -           -      (2,112,000)        -           -       (2,112,000)
Issuance of 84,556 shares
  of common stock under
  employee benefit plans          8,000     968,000         -            -           -          976,000
Purchase of 184,300 shares
  by escrow fund                   -           -            -      (3,449,000)       -       (3,449,000)
Translation adjustment             -           -            -            -       (319,000)     (319,000)
                             ----------  ----------  -----------  -----------   ---------   -----------
BALANCES,
 JANUARY 3, 1998             $2,115,000  $7,876,000  $79,969,000  $(3,449,000)  $(431,000)  $86,080,000
                             ==========  ==========  ===========  ===========   =========   ===========


The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the year ended
                                                            ---------------------------------------
                                                             January 3,   December 31,  December 31,
                                                                1998          1996          1995
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $18,022,000   $15,381,000   $ 9,871,000
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                           5,488,000     4,265,000     3,430,000
      Provision for doubtful accounts                           220,000       268,000       350,000
      Deferred income taxes                                     187,000      (517,000)     (105,000)
      Other                                                     172,000          -             -
      Changes in operating assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                                (2,944,000)   (5,532,000)   (2,258,000)
          Inventories                                             2,000    (2,089,000)    1,002,000
          Other current and noncurrent assets                  (831,000)      (70,000)      380,000
          Accounts payable                                     (548,000)      661,000      (529,000)
          Other accrued liabilities                             191,000       834,000      (184,000)
                                                            -----------   -----------   -----------
     Net cash provided by operating activities               19,959,000    13,201,000    11,957,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments                     2,042,000       667,000          -
  Proceeds from sales of investments                          9,223,000     1,600,000    13,772,000
  Purchases of investments                                  (11,653,000)   (8,406,000)   (4,200,000)
  Capital expenditures                                       (4,288,000)   (3,122,000)   (3,413,000)
  Acquisitions, less cash acquired                           (6,960,000)         -      (11,490,000)
  Deposit to escrow fund in connection
    with Light Source acquisition                            (4,638,000)         -             -
  Purchases of other assets                                  (1,344,000)   (1,151,000)   (4,041,000)
  Other investing activities                                     40,000        44,000       178,000
                                                            -----------   -----------   -----------
     Net cash used for investing activities                 (17,578,000)  (10,368,000)   (9,194,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Labsphere, Inc. long-term debt                        -             -       (1,795,000)
  Dividends paid                                             (2,112,000)   (2,103,000)   (2,100,000)
  Issuance of common stock                                      976,000       525,000       316,000
                                                            -----------   -----------   -----------
     Net cash used for financing activities                  (1,136,000)   (1,578,000)   (3,579,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                              (24,000)         -          (23,000)
                                                            -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,221,000     1,255,000      (839,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,587,000       332,000     1,171,000
                                                            -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 2,808,000   $ 1,587,000   $   332,000
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

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has operations in New Hampshire, Massachusetts and California. In addition, the Company has locations in Germany, England, Hong Kong and the Czech Republic.

Geographic sales information is as follows:

                                        1997         1996         1995
                                    -----------  -----------  -----------
  Domestic sales:
    U.S. operations                 $65,180,000  $55,711,000  $48,968,000
  International sales:
    U.S. operations export sales
      to unaffiliated customers      22,010,000   20,901,000   17,072,000
    Foreign subsidiary sales          9,801,000    7,782,000    6,594,000
                                    -----------  -----------  -----------
                                     31,811,000   28,683,000   23,666,000
                                    -----------  -----------  -----------
                                    $96,991,000  $84,394,000  $72,634,000
                                    ===========  ===========  ===========

No single customer accounted for more than 10% of total net sales in 1997, 1996 or 1995.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts of X-Rite, Incorporated and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. Accordingly, 1997 ended on January 3, 1998 whereas 1996 and 1995 ended on December 31. The Company's 1997 results from operations would have been approximately the same if the year had ended on December 31, 1997 rather than on January 3, 1998.

Cash and Cash Equivalents:
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments:
Short-term investments consist primarily of municipal bonds and tax-exempt industrial revenue bonds. All of the Company's short-term investments are stated at the amortized cost, which approximates market, and are classified as available for sale. Short-term investments at January 3, 1998 include securities with original maturities of greater than three months and remaining maturities of less than one year.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories are summarized as follows:

                                      January 3,   December 31,
                                         1998          1996
                                     -----------   -----------
       Raw materials                 $ 5,083,000   $ 4,963,000
       Work in process                 3,081,000     4,708,000
       Finished goods                  6,836,000     5,348,000
                                     -----------   -----------
                                     $15,000,000   $15,019,000
                                     ===========   ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Plant, Equipment and Depreciation:
Plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 10 years.

Computer Software Development Costs:
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, any additional development costs are capitalized and amortized using the straight-line method over a three-year period.

The Company capitalized $1,344,000, $1,151,000 and $833,000 of software development costs during 1997, 1996 and 1995, respectively. Amortization expense was $992,000, $731,000 and $462,000 in 1997, 1996 and 1995,
respectively. The net capitalized software development costs included in other assets are $1,935,000 and $1,583,000 as of January 3, 1998 and December 31, 1996, respectively.

Costs in Excess of Net Assets Acquired and Other Long-Lived Assets:
Costs in excess of net assets acquired resulted primarily from the 1995 acquisition of Labsphere, Inc. and the 1997 acquisition of the assets of Light Source Computer Images, Inc. (see Note 6). The costs associated with the Labsphere and Light Source acquisitions are being amortized using the straight-line method over twenty and twelve years, respectively. Accumulated amortization of excess acquisition costs was $2,014,000 and $1,087,000 at January 3, 1998 and December 31, 1996, respectively.

The Company continually evaluates the recoverability of its long-lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs:
Advertising costs are charged to operations in the period incurred and totaled $2,053,000, $1,806,000 and $2,172,000 in 1997, 1996 and 1995,
respectively.

Per Share Data:
Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting "basic" and "diluted" earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common shares that could potentially be issued (i.e., stock options in the case of X-Rite) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding plus all shares that could potentially be issued. All prior period EPS data has been restated to conform to this statement.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                        1997          1996         1995
                                    -----------   -----------   ----------
  Numerators:
    Net income numerators for
      both basic and diluted EPS    $18,022,000   $15,381,000   $9,871,000
                                    ===========   ===========   ==========
  Denominators:
    Denominators for basic EPS;
      weighted average common
      shares outstanding             21,122,347    21,031,534   21,001,357
    Potentially dilutive shares
      resulting from stock options      166,204       163,933      171,079
                                     ----------    ----------   ----------
    Denominators for diluted EPS     21,288,551    21,195,467   21,172,436
                                     ==========    ==========   ==========

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices:

       Exercise Price              1997       1996       1995
       --------------             ------     ------     ------
          $19.50                  68,500     73,500       -
           19.25                   5,000      5,000       -
           18.38                  25,000       -          -
           18.00                    -        80,000       -

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


NOTE 3--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20,000,000 with interest at 1.5% over the "Effective Federal Funds Rate" (6.0% at January 3, 1998). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 1997, 1996 or 1995.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--INCOME TAXES

The provision for income taxes consisted of the following:

                                    1997         1996         1995
                                 ----------   ----------   ----------
  Current-
    Federal                      $8,689,000   $8,126,000   $4,777,000
    State                           259,000      241,000       90,000
    Foreign                         155,000        2,000       47,000
                                 ----------   ----------   ----------
                                  9,103,000    8,369,000    4,914,000
  Deferred-
    Federal                         187,000     (517,000)    (261,000)
    Foreign                            -            -         156,000
                                 ----------   ----------   ----------
                                    187,000     (517,000)    (105,000)
                                 ----------   ----------   ----------
                                 $9,290,000   $7,852,000   $4,809,000
                                 ==========   ==========   ==========

The provision for income taxes reflects effective tax rates of 34.0%, 33.8% and 32.8% in 1997, 1996 and 1995, respectively. A reconciliation of income taxes which would have been computed by applying the statutory federal income tax rate to income before provision for income taxes and the provision for income taxes as presented in the accompanying consolidated statements of income is as follows:

                                    1997         1996         1995
                                 ----------   ----------   ----------
  Income tax at statutory rates  $9,559,000   $8,132,000   $5,038,000
  Foreign sales corporation        (345,000)    (357,000)    (279,000)
  Other                              76,000       77,000       50,000
                                 ----------   ----------   ----------
                                 $9,290,000   $7,852,000   $4,809,000
                                 ==========   ==========   ==========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--INCOME TAXES, continued

Major components of the Company's deferred tax assets and liabilities are as follows:

                                             January 3,   December 31,
                                                1998          1996
                                             ----------   -----------
Assets:
  Inventory reserves and tax valuation       $  808,000    $  875,000
  Accounts receivable reserves                  210,000       251,000
  Financial accruals and reserves
    not currently deductible                    522,000       503,000
                                             ----------    ----------
                                             $1,540,000    $1,629,000
                                             ==========    ==========
Liabilities:
  Software development costs                 $  678,000    $  554,000
  Depreciation                                  310,000       321,000
  Other                                          41,000        56,000
                                             ----------    ----------
                                             $1,029,000    $  931,000
                                             ==========    ==========

Cash expended for income taxes was $9,733,000, $8,459,000 and $3,940,000 in 1997, 1996 and 1995, respectively.


NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time U.S. employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $336,000, $278,000 and $232,000 in 1997, 1996 and 1995, respectively.

The Company may sell up to 1,000,000 shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85% of the market price on the date purchased. During 1997, 1996 and 1995, employees purchased 17,201, 12,923 and 14,398 shares, respectively. The weighted average fair value of shares purchased in 1997 was $17.30. At January 3, 1998, 895,419 shares were available for future purchases.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS, continued

The Company has two stock option plans covering 2,800,000 shares of common stock. These plans permit options to be granted to key employees and the Company's board of directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant. No options are exercisable after ten years from the date of grant. At January 3, 1998, 2,025,093 shares were available for future granting.

The Company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share (basic and diluted) would have been reduced by approximately $1,109,000 and $.05 in 1997, $860,000 and $.04 in 1996, and $951,000 and $.05 in 1995.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                     1997          1996          1995
                                 -----------   -----------   -----------
  Dividend yield                     .5%           .5%           .5%
  Volatility                         35%           36%           36%
  Risk-free interest rates       5.8% - 6.8%   6.2% - 6.7%   5.4% - 7.0%
  Expected term of options         5 years       5 years       5 years

Black-Scholes is a widely accepted stock option pricing model, however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the Company's common stock.

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the board of directors, but in no event shall have a duration period in excess of ten years. No shares were awarded in 1997, 1996 or 1995. At January 3, 1998, there were 345,200 shares available for future awards.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of shares subject to options follows:

                          1997              1996              1995
                    ----------------  ----------------  ----------------
                            Weighted          Weighted          Weighted
                             Average           Average           Average
                            Exercise          Exercise          Exercise
                    Shares   Prices   Shares   Prices   Shares   Prices
                    ------- --------  ------- --------  ------- --------
  Outstanding at
   beginning
   of year          723,300  $13.30   578,500  $12.07   408,000  $ 9.17
  Granted           259,500   15.90   197,000   16.17   185,000   18.72
  Exercised         (61,700)   8.08   (36,196)   7.05    (5,025)  11.23
  Canceled          (31,000)  15.98   (16,004)  18.43    (9,475)  17.08
                    -------           -------           -------
  Outstanding at
   end of year      890,100   14.33   723,300   13.30   578,500   12.07
                    =======           =======           =======
  Exercisable at
   end of year      735,600   14.09   606,300   12.90   460,000   10.59
                    =======           =======           =======
  Weighted average
   fair value of
   options granted    $6.40             $6.56             $7.70
                      =====             =====             =====

A summary of stock options outstanding at January 3, 1998 follows:

                                                             Weighted
                                      Exercise Prices         Average
                                 -------------------------   Remaining
                                                  Weighted  Contractual
    Price Ranges       Shares    Lowest  Highest  Average   Life (Years)
  ----------------    --------   ------  -------  --------  ------------
  Under $13.00:
   Exercisable         304,100   $ 2.47   $12.00   $ 9.66       5.2

  Over $13.00:
   Exercisable         431,500    14.50    19.50    17.20       8.2
   Non-Exercisable     154,500    15.00    19.52    15.48       9.2
                       -------
                       586,000    14.50    19.52    16.75       8.4
                       -------
                       890,100     2.47    19.52    14.33       7.3
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

The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. At January 3, 1998, the escrow fund held 184,300 shares of X-Rite common stock at a cost of $3,449,000. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment.

In February of 1995 the Company acquired all the outstanding stock of Labsphere, Inc. ("Labsphere") for $11,500,000 in cash. The acquisition was accounted for under the purchase method of accounting and was funded by short-term investments. Labsphere is a leading manufacturer of light measurement and light integrating sphere systems and instrumentation.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data are summarized as follows:

                                                                   Diluted
                                                                   Earnings
                   Net         Gross      Operating      Net         Per
    Quarter       Sales        Profit       Income      Income      Share
  -----------  -----------  -----------  -----------  -----------  --------
  1997:
    First      $23,080,000  $14,947,000  $ 6,341,000  $ 4,246,000    $.20
    Second      23,986,000   15,619,000    6,981,000    4,636,000     .22
    Third       24,861,000   16,314,000    6,974,000    4,653,000     .22
    Fourth      25,064,000   17,178,000    6,749,000    4,487,000     .21
               -----------  -----------  -----------  -----------    ----
               $96,991,000  $64,058,000  $27,045,000  $18,022,000    $.85
               ===========  ===========  ===========  ===========    ====

  1996:
    First      $19,696,000  $12,599,000  $ 4,994,000  $ 3,369,000    $.16
    Second      20,827,000   13,387,000    5,584,000    3,775,000     .18
    Third       21,358,000   13,737,000    5,917,000    4,014,000     .19
    Fourth      22,513,000   14,698,000    6,291,000    4,223,000     .20
               -----------  -----------  -----------  -----------    ----
               $84,394,000  $54,421,000  $22,786,000  $15,381,000    $.73
               ===========  ===========  ===========  ===========    ====


NOTE 8--SUBSEQUENT EVENT

On January 21, 1998 the Company announced that it had entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

Had this transaction been entered into on January 3, 1998, approximately $77.9 million would have been reclassified from Shareholders' Investment to a temporary equity account entitled "Shares Subject to Redemption
Agreements" on the accompanying balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1998 Annual Meeting of shareholders and filed with the Commission is incorporated herein by reference.


(b) Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."


  Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 1998 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captioned "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

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


(b) No reports on Form 8-K were filed for the 3-month period ended January 3, 1998.


  See Exhibit Index located on page 34.


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

                                  X-RITE, INCORPORATED


               March 30, 1998     /s/ Ted Thompson
                                  ----------------------------------
                                  Ted Thompson, Chairman and
                                    Chief Executive Officer


               March 30, 1998     /s/ Duane Kluting
                                  ----------------------------------
                                  Duane Kluting, Vice President and
                                    Chief Financial Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 17th day of March, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Ted Thompson and Duane Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.



/s/ Ted Thompson                      /s/ Stanley W. Cheff
----------------------------------    ----------------------------------
Ted Thompson, Director                Stanley W. Cheff, Director


/s/ Richard E. Cook                   /s/ Marvin G. DeVries
----------------------------------    ----------------------------------
Richard E. Cook, Director             Dr. Marvin G. DeVries, Director


/s/ James A. Knister                  /s/ Rufus S. Teesdale
----------------------------------    ----------------------------------
James A. Knister, Director            Rufus S. Teesdale, Director


                                      /s/ Charles Van Namen
----------------------------------    ----------------------------------
Ronald A. VandenBerg, Director        Charles Van Namen, Director

                              EXHIBIT INDEX
--------------------------------------------------------------------------

   3(a) Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

   3(b) Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

   3    Certificate of Amendment to Restated Articles of Incorporation
          amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d)   Bylaws, as amended and restated January 20, 1998

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)


The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.


 *10(a) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

 *10    Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(d) Employment Resignation and Severance Agreement entered into between the registrant and Bruce Jorgensen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

                              EXHIBIT INDEX
--------------------------------------------------------------------------

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

  23      Consent of independent accountants

  27      Financial Data Schedule

<EX-3d>
                                                               Exhibit 3d

                        AMENDED AND RESTATED BYLAWS

                                    of

                           X-RITE, INCORPORATED

                          A Michigan Corporation

                 As Amended and Restated January 20, 1998


                           ARTICLE  I.  OFFICES

  Section 1. Registered Office. The registered office of the Corporation shall be as specified in the Articles of Incorporation. The Corporation shall keep records containing the names and addresses of all shareholders, the number, class and series of shares held by each, and the dates when they respectively became holders of record thereof, at its registered office or at the office of its transfer agent.

  Section 2. Other Offices. The business of the Corporation may be transacted in such locations other than the registered office, within or outside the State of Michigan, as the Board of Directors may from time to time determine.

                        ARTICLE II.  CAPITAL STOCK

  Section 1. Stock Certificates. Certificates representing shares of the Corporation shall be in such form as is approved by the Board of Directors. Certificates shall be signed by the Chairman of the Board of Directors, Vice Chairman of the Board of Directors, President or a Vice President, and by the Treasurer, Assistant Treasurer, Secretary or Assistant Secretary of the Corporation, and shall be sealed with the seal of the Corporation, or a facsimile thereof, if one be adopted. The signatures of the officers may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself, or its employees. In the event an officer who has signed, or whose facsimile signature has been placed upon, a certificate ceases to be such officer before the certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue.

  Section 2. Replacement of Lost or Destroyed Certificates. In the event of the loss or destruction of a stock certificate, no new certificate shall be issued in place thereof until the Corporation has received from the registered holder such assurances, representations, warranties and/or guarantees as the Board of Directors, in its sole discretion, shall deem advisable, and until the Corporation receives sufficient indemnification protecting it against any claim that may be made on account of such loss or destroyed certificate, or the issuance of any new certificate in place thereof, including an indemnity bond in such amount and with sureties, if any, as the Board of Directors, in its sole discretion, deems advisable. Any new certificate issued in place of any such lost or destroyed certificate shall be plainly marked "duplicate" upon its face.

  Section 3. Transfer of Shares. Shares of stock of the Corporation shall be transferrable only upon the books of the Corporation. The old certificates shall be surrendered to the Corporation by delivery thereof to the person in charge of the stock transfer books of the Corporation, or to such other person as the Board of Directors may designate, properly endorsed for transfer, and such certificates shall be canceled before a new certificate is issued. The Corporation shall be entitled to treat the person in whose name any share, right or option is registered as the owner thereof for all purposes, and shall not be bound to recognize any equitable or other claim with respect thereto, regardless of any notice thereof, except as may be specifically required by the laws of the State of Michigan.

  Section 4. Rules Governing Stock Certificates. The Board of Directors shall have the power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration of certificates of stock, and may appoint a transfer agent and a registrar of transfer, and may require all such certificates to bear the signature of such transfer agent and of such registrar of transfers.

  Section 5. Record Date for Stock Rights. The Board of Directors may fix in advance a date not exceeding sixty (60) days preceding the date of payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the shareholders entitled to receive payment of any such dividends, or any such allotment of rights, or to exercise the rights with respect to any such change, conversion, or exchange of capital stock; and in such case, only shareholders of record on the date so fixed shall be entitled to receive payment of such dividends, or allotment of rights, or exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date is fixed.

  In the event the Board of Directors shall fail to fix a record date as provided in this Section 5 of Article II, the record date for the purposes specified herein shall be the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

  Section 6. Dividends. The Board of Directors, in its discretion, may from time to time declare and direct payment of dividends or other distributions upon its outstanding shares out of funds legally available for such purposes, which dividends may be paid in cash, the Corporation's bonds or the Corporation's property, including the shares or bonds of other corporations. In the event a dividend is paid or any other distribution made, in any part, from sources other than earned surplus, payment or distribution thereof shall be accompanied by written notice to the shareholders (a) disclosing the amounts by which the dividend or distribution affects stated capital, capital surplus and earned surplus, or
(b) if such amounts are not determinable at the time of the notice, disclosing the approximate effect of the dividend or distribution upon stated capital, capital surplus and earned surplus, and stating that the amounts are not yet determinable.

  In addition to the declaration of dividends and other distributions provided in the preceding paragraph of this Section 6 of Article II, the Board of Directors, in its discretion, from time to time may declare and direct the payment of a dividend in shares of this Corporation, upon its outstanding shares, in accordance with and subject to the provisions of the Michigan Business Corporation Act. A share dividend or other distribution of shares of the Corporation shall be accompanied by a written notice to shareholders (a) disclosing the amounts by which the distributions affects stated capital, capital surplus and earned surplus, or (b) if such amounts are not determinable at the time of the notice, disclosing the approximate effect of the distribution upon stated capital, capital surplus and earned surplus, and stating that the amounts are not yet determinable.

  Section 7. Treasury Shares. Treasury shares held by the Corporation shall be subject to the disposal of the Board of Directors, but shall neither vote nor participate in dividends or other distributions.

  Section 8. Redemption of Control Shares. Control shares acquired in a control share acquisition, with respect to which no acquiring person statement has been filed with the Corporation, shall, at any time during the period ending 60 days after the last acquisition of control shares or the power to direct the exercise of voting power of control shares by the acquiring person, be subject to redemption by the Corporation. After an acquiring person statement has been filed with the Corporation and after the meeting at which the voting rights of the control shares acquired in a control share acquisition are submitted to the shareholders, the shares shall be subject to redemption by the Corporation unless the shares are accorded full voting rights by the shareholders as provided in Section 798 of the Michigan Business Corporation Act. Redemptions of shares pursuant to this bylaw shall be at the fair value of the shares pursuant to procedures adopted by the Board of Directors of the Corporation.

  The terms "control shares," "control share acquisition," "acquiring person statement" "acquiring person" and "fair value" as used in this bylaw, shall have the meanings ascribed to them, respectively, in Chapter 7B of the Michigan Business Corporation Act.

                        ARTICLE III.  SHAREHOLDERS

  Section 1. Place of Meetings. Meetings of shareholders shall be held at the registered office of the Corporation or at such other place, within or outside the State of Michigan, as may be determined from time to time by the Board of Directors; provided, however, if a meeting of shareholders is to be held at a place other than the registered office of the Corporation, the notice of the meeting shall designate such place.

  Section 2. Annual Meeting. Annual meetings of shareholders for election of directors and for such other business as may come before the meeting shall be held on such date prior to June 1 of each year and at such time as may be fixed from year to year by the Board of Directors.

  Section 3. Special Meetings. Special meetings of shareholders may be called by the President or the Secretary, and shall be called by either of them pursuant to resolution therefor by the Board of Directors, or upon receipt by them of a request in writing, stating the purpose or purposes thereof, and signed by shareholders of record owning a majority of the voting shares of the Corporation issued and outstanding.

  Section 4. Record Date for Notice and Vote. The Board of Directors may fix a date not more than sixty (60) days nor less than ten (10) days before the date of a shareholders' meeting as the record date for the purposes of determining shareholders entitled to notice of and to vote at the meeting or adjournments thereof; provided, however, that the record date shall not precede the date on which the Board takes action to fix the record date.
In the event the Board of Directors fails to fix a record date as provided in this Section 4 of Article III, the record date for determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day preceding the day on which notice is given, or if no notice is given, the day next preceding the day on which the meeting is held.

  Section 5. Notice of Shareholder Meetings. Written notice of the time, place and purposes of any meeting of shareholders shall be given to shareholders entitled to vote thereat, not less than ten (10) days nor more than sixty (60) days before the date of the meeting, which notice may be given either by delivery in person to such shareholders or by mailing such notice to shareholders at their addresses as the same appear on the stock books of the Corporation; provided, however, that attendance of a person at a meeting of shareholders, in person or by proxy, constitutes a waiver of notice of the meeting, except when the shareholder attends the meeting for the express purpose of objecting, at the beginning of the meeting to the transaction of any business, because the meeting is not lawfully called or convened.

  Section 6. Voting Lists. The Corporation's officer or agent having charge of its stock transfer books shall prepare and certify a complete list of the shareholders entitled to vote at a shareholders' meeting or any adjournment thereof, which list shall be arranged alphabetically within each class and series, and shall show the address of, and the number of shares held by each share holder. The list shall be produced at the time and place of the meeting of shareholders and be subject to inspection by any shareholder at any time during the meeting. If for any reason the requirements with respect to the shareholder list specified in this Section 6 of Article III have not been complied with, any shareholder, either in person or by proxy, who in good faith challenges the existence of sufficient votes to carry any action at the meeting, may demand that the meeting be adjourned and the same shall be adjourned until the requirements are complied with; provided, however, that failure to comply with such requirements does not affect the validity of any action taken at the meeting before such demand is made.

  Section 7. Voting. Except as may otherwise be provided by law or in the Articles of Incorporation for the Corporation, each shareholder entitled to vote at a meeting of shareholders shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder; provided, however, no proxy shall be voted after three years from its date unless such proxy provides for a longer period.

  Section 8. Quorum. Shares equaling a majority of all of the voting shares of the capital stock of the Corporation issued and outstanding represented in person or by proxy, shall constitute a quorum at the meeting. Meetings at which less than a quorum is represented may be adjourned by a vote of a majority of the shares present to a further date without further notice other than the announcement at such meeting, and when the quorum shall be present upon such adjourned date, any business may be transacted which might have been transacted at the meeting as originally called. Shareholders present in person or by proxy at any meeting of shareholders may continue to do business until adjournment, notwithstanding the withdrawal of shareholders to leave less than a quorum.

  Section 9. Conduct of Meetings. The Chairman of the Corporation or his designee shall call meetings of the shareholders to order and shall act as chairman of such meetings unless otherwise determined by the affirmative vote of a majority of all the voting shares of the capital stock of the Corporation issued and outstanding. The Secretary of the Corporation shall act as secretary of all meetings of shareholders, but in the absence of the Secretary at any meeting of shareholders, or his inability or refusal to act as secretary, the presiding officer may appoint any person to act as secretary of the meeting.

  Section 10. Inspector of Elections. The Board of Directors may, in advance of a meeting of shareholders, appoint one or more inspectors to act at the meeting or any adjournment thereof. In the event inspectors are not so appointed, or an appointed inspector fails to appear or act, the person presiding at the meeting of shareholders may, and on request of a shareholder entitled to vote shall, appoint one or more persons to fill such vacancy or vacancies, or to act as inspector. The inspector(s) shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes, ballots or consents, determine the results, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

  Section 11.  Notice of Shareholder Proposals.

          (a)  Except for the election of directors, which is governed by
Article V of the Corporation's Articles of Incorporation, only such business shall be conducted at any meeting of shareholders, and only such proposals shall be acted upon at such meetings, as shall have been brought before the meeting: (I) by, or at the direction of, the Board of Directors; or (ii) by any shareholder of the Corporation who complies with the notice procedures set forth in this Section of these Bylaws. For a proposal to be properly brought before the meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the scheduled meeting date, regardless of any postponements, deferrals, or adjournments of that meeting to any later date; provided, however, that if less than seventy (70) days' notice, or prior public disclosure of the date of a scheduled meeting is given or made, notice by the shareholder to be timely must be delivered or received not later than the close of business on the tenth (10) day following the earlier of the day on which such notice of the date of the scheduled meeting was mailed or the day on which such public disclosure was made. A shareholder's notice to the Secretary shall set forth, as to each matter the shareholder proposes to bring before the meeting: (I) a brief description of a proposal desired to be brought before the meeting and the reasons for conducting such business at the meeting; (ii) the name and address, as they appear, on the Corporation's stock record of the shareholder proposing such business and any other shareholders known by such shareholder to be supporting such proposal; (iii) the class and number of shares of the Corporation's stock which are beneficially owned by the shareholder on the date of such shareholder notice and by any other shareholders known by such shareholder to be supporting such proposal on the date of such shareholder notice; and (iv) any financial interest of the shareholder in such proposal.

          (b) If the presiding officer at the meeting of shareholders determines that a shareholder proposal was not made in accordance with the terms of this Section, the presiding officer shall declare the matter to be out of order and the matter shall not be acted upon at the meeting.

             Nothing contained in this Section shall prevent the consideration and approval or disapproval at any meeting of shareholders of reports of officers, directors, and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such meeting unless stated, filed, and received as provided herein.


                          ARTICLES IV.  DIRECTORS

  Section 1. Board of Directors. Except as may otherwise provided in the Articles or Incorporation or these Bylaws, the business and affairs of the Corporation shall be managed by a Board of Directors. The size of the Board, the classification of the Board, the manner of filling vacancies occurring in the Board, nominations for directors, and removal of directors shall be as provided for in the Corporation's Articles of Incorporation

  Section 2. Place of Meetings and Records. The directors shall hold their meetings, and maintain the minutes of the proceedings of meetings of shareholders, Board of Directors, and executive and other committees, if any, and keep the books and records of account for the Corporation, in such place or places, within or outside the State of Michigan, as the Board may from time to time determine.

  Section 3. Regular Meetings of the Board. Regular meetings of the Board of Directors may be held at such times and places and pursuant to such notice, if any, as may be established from time to time by resolution of the Board of Directors.

  Section 4. Special Meetings of the Board. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President or the Secretary, and shall be called by one of them upon the written request of a majority of the Directors. Written notice of the time and place of special meetings of the Board shall be delivered personally or mailed to each director at least forty-eight (48) hours prior thereto. Attendance of a Director at a special meeting constitutes a waiver of notice of the meeting, except where a director attends the meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

  Section 5. Quorum and Vote. A majority of the members of the Board then in office constitutes a quorum for the transaction of business, and the vote of a majority of the members present at any meeting at which a quorum is present constitutes the action of the Board of Directors.

  Section 6. Action of the Board Without a Meeting. Any action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors may be taken without a meeting if, before or after the action, all members of the Board of Directors consent thereto in writing. Such written consent shall be filed with the minutes of the proceedings of the Board of Directors and the consent shall have the same effect as a vote of the Board of Directors for all purposes.

  Section 7. Report to Shareholders. At least once in each year the Board of Directors shall cause a financial report of the Corporation for the preceding fiscal year to be made and distributed to each shareholder within four months after the end of such fiscal year. The report shall include the Corporation's statement of income, its year-end balance sheet and, if prepared by the Corporation's statement of source and application of funds.

  Section 8. Corporate Seal. The Board of Directors may provide a suitable corporate seal, which seal shall be kept in the custody of the Secretary.

  Section 9. Compensation of Directors. Each of the directors shall be entitled to be paid an annual fee for services as a director in such an amount and at such times as may be fixed by the Board of Directors from time to time. By resolution of the Board of Directors, the directors also may be paid their actual expenses, if any, and/or reasonable compensation for their attendance at meetings of the Board or of any committee of which they are a member.

  Section 10. Executive Committee. The Board of Directors may by resolution establish an executive or other committee composed of one or more of the directors to exercise such powers and authority of the Board of Directors to the extent provided in such resolution and not prohibited by the Michigan Business Corporation Act for the management of the business and affairs of the Corporation. Such committees and each member thereof shall serve at the pleasure of the Board of Directors.

  Section 11. Directors Emeritus. Any director of the Corporation who has at least nine years of service as a director and who either resigns as a director or does not stand for reelection, shall be entitled to be considered for the position of "Director Emeritus." If nominated by the Nominating committee and elected by the Board of Directors, a Director Emeritus shall continue in that position for a period equal to the time served as a regular director or until an earlier resignation or death. During their tenure, Directors Emeritus shall be given notices of all meetings of the Board of Directors, and copies of minutes of those meetings, and they shall perform such consulting services for the Corporation as the Board of Directors may reasonably request from time to time. Directors Emeritus shall be entitled to attend and participate in all such meetings of the Board of Directors, except that they may not vote and they shall not be counted for purposes of determining a quorum. Directors Emeritus shall receive the same annual retainer fee as is provided for regular directors and shall be entitled to reimbursement for expenses of attendance at meetings of the Board, but they shall receive no other compensation from the Company.

                            ARTICLE V.  OFFICERS

  Section 1. Designation of Officers. The officers of the Corporation shall consist of such officers as the Board of Directors shall determine from time to time, and may include a Chairman of the Board, a President, a Secretary, a Treasurer, one or more Vice Presidents, and such other or different offices as may be established by the Board of Directors. The officers of the Corporation need not be directors or shareholders. Any two or more offices may be held by the same person, but an officer shall not execute, acknowledge or verify any instrument in more than one capacity if the instrument is required by law to be executed, acknowledged or verified by two or more officers.

  Section 2. Election of Officers. The officers of the Corporation shall be elected at the first meeting of the Board of Directors, or by action taken pursuant to written consent, after the annual meeting of shareholders. Officers shall hold office for the term of their election and until their respective successors are elected and qualified, or until resignation or removal.

  Section 3. Resignation and Removal. An officer may resign by written notice to the Corporation, which resignation is effective upon its receipt by the Corporation or at a subsequent time specified in the notice of resignation. Officers of the Corporation serve at the pleasure of the Board of Directors and may be removed by the Board at any time, with or without cause.

  Section 4. Compensation of Officers. The Board of Directors, by affirmative vote or a majority or Directors in office and irrespective of any personal interest of any of them, may establish reasonable compensation of officers for services to the Corporation.

  Section 5. Chairman of the Board. The Chairman of the Board of Directors shall be elected by the directors from among the directors then serving. The Chairman of the Board shall be the chief executive officer of the Corporation, shall preside at all meetings of the Board of Directors and shareholders, and shall perform such other duties as from time to time may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

  Section 6. President. The President shall be the chief operating officer of the Corporation and shall have such authority and shall perform such duties in the management of the Corporation as from time to time may be determined by resolution of the Board of Directors not inconsistent with these Bylaws. In the absence of the Chairman of the Board of Directors, the President shall perform the duties of the Chairman.

  Section 7. Vice Presidents. The Vice Presidents shall have such authority and shall perform such duties as shall be assigned to them by the Board of Directors and may be designated by such special titles as the Board of Directors shall approve.

  Section 8. Treasurer. The Treasurer, or other officer performing the duties of a Treasurer, shall have custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the Corporation. The Treasurer shall deposit all money and other valuables in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors or the President, taking proper vouchers for such disbursements. The Treasurer shall render to the President and Board of Directors, or any member thereof, at such times as they may request within reason, an account of all his transactions as Treasurer and of the financial condition of the Corporation. In general the Treasurer shall perform all duties incident to the office of Treasurer and such other duties as may be assigned by the Board of Directors. The Treasurer may be required to give bond for the faithful performance of his duties in such sum and with such surety, at the expense of the Corporation, as the Board of Directors may from time to time require.

  Section 9. Secretary. The Secretary shall give or cause to be given notice or all meetings of shareholders and Directors and all other notices required by law or by these Bylaws, and in case of his absence or refusal or neglect to do so, any such notice may be given by the shareholders upon whose requisition the meeting is called, as provided in these Bylaws. The Secretary shall record all the proceedings of the meetings of the shareholders and of the Directors in one or more books provided for that purpose. The Secretary shall have custody of the seal of the Corporation, if one be provided, and shall affix the same to all instruments requiring it when authorized by the Directors or the President. The Secretary shall have such authority and perform such other duties as may be assigned by the Board of Directors. All records in the possession or custody of the Secretary shall be open to examination by the Chairman of the Board, President, and Board of Directors, or any member thereof, during regular business hours.

  Section 10. Other Offices. Other officers elected by the Board of Directors shall have such authority and shall perform such duties in the management of the Corporation as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws. In addition, the Chairman of the Board and the President may jointly approve the employment of managerial employees for positions which may involve the use of the title of "Vice President" or some other official title, without the necessity of the Board of Directors' election of such person as an officer of the Corporation. In such case, such persons shall not constitute officers of the Corporation within the meaning of the Corporation's Articles of Incorporation or Bylaws, and they shall have such duties and authority as may be assigned to them by the Chairman and the President.

          ARTICLE VI.  CONTRACTS, LOANS, CHECKS AND LEGAL ACTION

  Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

  Section 2. Loans. No loans shall be contracted on behalf of the Corporation, and no evidences of indebtedness shall be issued in its name, unless authorized by resolution of the Board of Directors. Such authorization may be general or confined to specific instances.

  Section 3. Checks. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

  Section 4. Deposits. All funds of the Corporation, not otherwise employed, shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may determine.

                       ARTICLE VII.  MISCELLANEOUS

  Section 1. Fiscal Year. The fiscal year of this Corporation shall end on the 31st day of December of each year.

  Section 2. Notices. Whenever any notice is required to be given under the provisions of any law, the Articles of Incorporation for this Corporation, or by these Bylaws, it shall not be construed or interpreted to mean personal notice, unless expressly so stated, and any notice so required shall be deemed to be sufficient if given in writing by mail, by depositing the same in a Post Office box, postage prepaid, addressed to the person entitled thereto at his last known Post Office address, and such notice shall be deemed to have been given on the day of such mailing. Shareholders not entitled to vote shall not be entitled to receive notice of any meetings, except as otherwise provided by law or these Bylaws.

  Section 3. Waiver of Notice. Whenever any notice is required to be given under the provisions of any law, or the Articles of Incorporation for this Corporation, or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

  Section 4. Voting of Securities. Securities of another corporation foreign or domestic, standing in the name of this Corporation which are entitled to vote shall be voted, in person or by proxy, by the President of this Corporation or by such other or additional persons as may be designated by the Board of Directors.

                        ARTICLE VIII.  AMENDMENTS

  Section 1. Except as may otherwise be provided in the Articles of Incorporation or these Bylaws, these Bylaws may be amended, repealed or new Bylaws adopted either by a majority vote of the Board of Directors at a regular or special meeting of the Board, or by vote of the holders of a majority of the outstanding voting stock of the Corporation at any annual or special meeting, if notice of the proposed amendment, repeal or adoption be contained in the notice of such meeting.

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

   7. OTP, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and was used to execute a real estate transaction.

   8. Labsphere, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and is a manufacturer of light measurement systems and related proprietary materials.

   9. Labsphere Limited, a United Kingdom Corporation, is wholly owned by Labsphere, Incorporated and being utilized as a sales office.

  10. Light Source Acquisition Company, is wholly by X-Rite, Incorporated and was utilized in 1997 to acquire substantially all the assets of Light Source Computer Images, Inc.

<EX-23>
                                                               Exhibit 23












                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into X-Rite Inc.'s previously filed Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260.


                                           /s/ Arthur Andersen LLP


Grand Rapids, Michigan,
  April 1, 1998.