Form 10-Q
period 1998-04-04
X RITE INC
filed 1998-05-18
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 4, 1998
                               -----------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at May 1, 1998 was 21,165,828 shares.

                                               Exhibit Index on page 13.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                               April 4,      January 3,
                                                 1998           1998
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 2,905,000    $ 2,808,000
  Short-term investments                       9,652,000     10,555,000
  Accounts receivable, less allowances of
    $545,000 in 1998 and $567,000 in 1997     20,639,000     20,833,000
  Inventories                                 15,590,000     15,000,000
  Deferred tax assets                          1,189,000      1,189,000
  Prepaid expenses and other current assets    1,851,000      1,848,000
                                             -----------    -----------
      Total current assets                    51,826,000     52,233,000


PROPERTY AND EQUIPMENT, at cost               33,985,000     33,456,000
  Less accumulated depreciation              (16,870,000)   (16,043,000)
                                             -----------    -----------
                                              17,115,000     17,413,000

OTHER ASSETS:
  Costs in excess of net assets acquired      15,245,000     15,539,000
  Other noncurrent assets                     10,062,000      7,283,000
                                             -----------    -----------
                                              25,307,000     22,822,000
                                             -----------    -----------

                                             $94,248,000    $92,468,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                               April 4,      January 3,
                                                 1998           1998
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,721,000    $ 1,604,000
  Accrued liabilities--
    Payroll and employee benefits                800,000      1,403,000
    Income taxes                               1,671,000        249,000
    Other accrued liabilities                  1,817,000      2,454,000
                                             -----------    -----------
      Total current liabilities                6,009,000      5,710,000


DEFERRED INCOME TAXES                            678,000        678,000


SHARES SUBJECT TO REDEMPTION AGREEMENTS       66,913,000           -


SHAREHOLDERS' INVESTMENT:
  Common stock                                 1,662,000      2,115,000
  Additional paid-in capital                   7,963,000      7,876,000
  Retained earnings                           16,091,000     79,969,000
  Shares in escrow                            (4,769,000)    (3,449,000)
  Cumulative translation adjustment             (299,000)      (431,000)
                                             -----------    -----------
                                              20,648,000     86,080,000
                                             -----------    -----------

                                             $94,248,000    $92,468,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                 Three Months Ended
                                              April 4,        April 5,
                                                1998            1997
                                            -----------     -----------
Net sales                                   $23,637,000     $23,080,000
Cost of sales                                 8,021,000       8,133,000
                                            -----------     -----------
  Gross profit                               15,616,000      14,947,000

Operating expenses:
  Selling & marketing                         5,090,000       4,007,000
  Engineering, general & administrative       3,807,000       3,041,000
  Research & development                      2,111,000       1,558,000
                                            -----------     -----------
                                             11,008,000       8,606,000
                                            -----------     -----------
  Operating income                            4,608,000       6,341,000

Other income                                    104,000          93,000
                                            -----------     -----------
  Income before income taxes                  4,712,000       6,434,000

Income taxes                                  1,602,000       2,188,000
                                            -----------     -----------

    NET INCOME                              $ 3,110,000     $ 4,246,000
                                            ===========     ===========


Earnings per share:

  Basic                                            $.15            $.20
                                                   ====            ====
  Diluted                                          $.15            $.20
                                                   ====            ====

Cash dividends per share                          $.025           $.025
                                                  =====           =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Three Months Ended
                                               April 4,       April 5,
                                                 1998           1997
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $3,483,000     $6,834,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           2,250,000      1,000,000
  Proceeds from maturities of investments        400,000        220,000
  Purchases of investments                    (1,750,000)    (1,954,000)
  Capital expenditures                          (613,000)      (783,000)
  Purchases of other assets                     (352,000)      (316,000)
  Initial investment in cash value of
    founders life insurance policies          (3,009,000)          -
  Other investing activities                      45,000         12,000
                                              ----------     ----------
    Net cash and cash equivalents
      used for investing activities           (3,029,000)    (1,821,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (529,000)      (527,000)
  Issuance of common stock                        88,000        425,000
                                              ----------     ----------
    Net cash and cash equivalents
      used for financing activities             (441,000)      (102,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                            84,000        (14,000)
                                              ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         97,000      4,897,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      2,808,000      1,587,000
                                              ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $2,905,000     $6,484,000
                                              ==========     ==========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 1997 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 4, 1998 and the results of its operations and its cash flows for the three month periods ended April 4, 1998 and April 5, 1997. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 4,      January 3,
                                            1998           1998
                                        -----------    -----------

     Raw materials                      $ 6,775,000    $ 5,083,000
     Work in process                      4,147,000      3,081,000
     Finished goods                       4,668,000      6,836,000
                                        -----------    -----------
                                        $15,590,000    $15,000,000
                                        ===========    ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 3--EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

                                                  Three Months Ended
                                               April 4,       April 5,
                                                 1998           1997
                                              ----------     ----------
  Numerators:
    Net income numerators for
      both basic and diluted EPS              $3,110,000     $4,246,000
                                              ==========     ==========
  Denominators:
    Denominators for basic EPS;
      weighted average common
      shares outstanding                      20,909,348     21,085,306
    Potentially dilutive shares
      resulting from stock options               102,906        126,278
                                              ----------     ----------
    Denominators for diluted EPS              21,012,254     21,211,584
                                              ==========     ==========

Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 446,000 and $14.50 - $19.25 in 1998, and 252,000 and $17.38 - $19.25 in 1997.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--COMPREHENSIVE INCOME

In June of 1997, Statement of Financial Accounting Standards No. 128, "Reporting Comprehensive Income," was issued. This statement requires the disclosure of comprehensive income, which, for X-Rite, includes net income and foreign currency translation adjustments. Comprehensive income was approximately $3,242,000 for the quarter ended April 4, 1998 and $4,093,000 for the quarter ended April 5, 1997.


NOTE 5--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals. The Company established an escrow fund which is equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On April 4, 1998, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment


NOTE 6--FOUNDERS STOCK REPURCHASE AGREEMENTS

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

The shares subject to the agreements have been reclassified on the April 4, 1998 balance sheet to a temporary equity account entitled "Shares Subject to Redemption Agreements." The reclassification of $66,913,000 was determined by multiplying the applicable shares by the average closing price of the Company's common stock for the ninety trading days preceding April 4, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first quarter of 1998 totaled $3,483,000. The primary source of cash was net income earned during the period.

The most significant investing activity during the quarter was the purchase of insurance policies on the lives of certain X-Rite founding shareholders and their spouses. On January 21, 1998, the Company announced it had entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from the life insurance policies. The total face value of the policies is $160 million. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

If all the stock is purchased from the founders' estates at the maximum price of $25 per share, the aggregate stock purchases will total $113.5 million. The company anticipates that certain stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds will be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums will total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in the first quarter, approximately $3 million represents cash surrender value and has been recorded as an other long-term asset on the Company's balance sheet.

Capital expenditures in the first three months of 1998 totaled $613,000 and consisted mainly of machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1998 will be approximately $2,500,000 and will consist principally of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, expected founders' stock repurchase obligations, capital expenditures and dividends for the remainder of 1998. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued



RESULTS OF OPERATIONS

Net Sales:

First quarter 1998 consolidated net sales of $23,637,000 were 2.4% higher than sales of $23,080,000 in the same quarter a year ago. The improvement in sales was due to unit volume increases rather than price increases.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 66.1% for the first quarter of 1998, compared to 64.8% for the first quarter of 1997. The increase was due to a favorable change in product sales mix.


Operating Expenses:

Selling and marketing expenses increased 27.0% in the first quarter of 1998 compared to the same period in 1997. The Company will continue to ramp up its sales and marketing efforts throughout 1998 in order to develop long-term international growth opportunities.

First quarter engineering, general and administrative ("EG&A") expenses increased 25.2% compared to the same quarter in the prior year. The increase was due primarily to founders life insurance premium expense and amortization of goodwill related to the acquisition of the assets of Light Source Computer Images, Inc. in May of 1997.

Research and development expenses in the first quarter increased 35.5% compared with the same period in 1997. X-Rite will continue stepping up its research activities in 1998 in order to expedite new product introductions.


Other Income:

Other income consisted mainly of interest earnings from invested funds. First quarter interest income was not significantly different from the comparable period in 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued



RESULTS OF OPERATIONS, continued

Net Income:

The Company recorded net income of $3,110,000 for the three months ended April 4, 1998 compared to $4,246,000 in the same period of 1997. On a per share basis, first quarter net income was $.15 in 1998 and $.20 in 1997. The average number of common and common equivalent shares outstanding was not significantly different between the periods.


YEAR 2000

The Company's year 2000 ("Y2K") compliance plans are proceeding as expected. The Company anticipates that its business systems will be Y2K compliant and its product applications will have conversion solutions by the end of 1998. The cost of completing Y2K compliance will not be material to the Company's financial condition or results of operations.




PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 13 of this Form 10-Q report.

         (b) A report on Form 8-K was filed by the Registrant on January 21, 1998 to report agreements entered into with the Registrant's founding shareholders to repurchase 4.54 million shares of outstanding stock (see Note 6 to the accompanying financial statements).

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    May 18, 1998        /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, President and
                                        Chief Executive Officer



                    May 18, 1998        /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

                              EXHIBIT INDEX
--------------------------------------------------------------------------

   3(a) Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

   3(b) Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998
          (Commission File No. 0-14800) and incorporated herein by reference)

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