Form 10-Q
period 1998-07-04
X RITE INC
filed 1998-08-14
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 4, 1998
                               ---------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at July 31, 1998 was 21,171,438 shares.

                                               Exhibit Index on page 15.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                                July 4,      January 3,
                                                 1998           1998
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 4,277,000    $ 2,808,000
  Short-term investments                      11,317,000     10,555,000
  Accounts receivable, less allowances of
    $736,000 in 1998 and $567,000 in 1997     19,874,000     20,833,000
  Inventories                                 15,988,000     15,000,000
  Deferred tax assets                          1,189,000      1,189,000
  Prepaid expenses and other current assets      878,000      1,848,000
                                             -----------    -----------
      Total current assets                    53,523,000     52,233,000


PROPERTY AND EQUIPMENT, at cost               34,693,000     33,456,000
  Less accumulated depreciation              (17,689,000)   (16,043,000)
                                             -----------    -----------
                                              17,004,000     17,413,000

OTHER ASSETS:
  Costs in excess of net assets acquired      14,951,000     15,539,000
  Other noncurrent assets                      9,874,000      7,283,000
                                             -----------    -----------
                                              24,825,000     22,822,000
                                             -----------    -----------

                                             $95,352,000    $92,468,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                                July 4,      January 3,
                                                 1998           1998
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,360,000    $ 1,604,000
  Accrued liabilities--
    Payroll and employee benefits              1,115,000      1,403,000
    Income taxes                                    -           249,000
    Other accrued liabilities                  1,622,000      2,454,000
                                             -----------    -----------
      Total current liabilities                4,097,000      5,710,000


DEFERRED INCOME TAXES                            678,000        678,000


VALUE OF SHARES SUBJECT TO
  REDEMPTION AGREEMENTS                       54,994,000           -


SHAREHOLDERS' INVESTMENT:
  Common stock                                 1,663,000      2,115,000
  Additional paid-in capital                   8,025,000      7,876,000
  Retained earnings                           30,842,000     79,969,000
  Shares in escrow                            (4,781,000)    (3,449,000)
  Cumulative translation adjustment             (166,000)      (431,000)
                                             -----------    -----------
                                              35,583,000     86,080,000
                                             -----------    -----------

                                             $95,352,000    $92,468,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                           Three Months Ended         Six Months Ended
                           July 4,      July 5,      July 4,      July 5,
                            1998         1997         1998         1997
                        -----------  -----------  -----------  -----------
Net sales               $24,286,000  $23,986,000  $47,923,000  $47,066,000
Cost of sales             8,200,000    8,367,000   16,221,000   16,500,000
                        -----------  -----------  -----------  -----------
  Gross profit           16,086,000   15,619,000   31,702,000   30,566,000

Operating expenses:
  Selling & marketing     5,042,000    4,091,000   10,132,000    8,098,000
  Engineering, general
    & administrative      4,078,000    3,050,000    7,885,000    6,091,000
  Research & development  1,983,000    1,497,000    4,094,000    3,055,000
                        -----------  -----------  -----------  -----------
                         11,103,000    8,638,000   22,111,000   17,244,000
                        -----------  -----------  -----------  -----------

  Operating income        4,983,000    6,981,000    9,591,000   13,322,000

Other income                 91,000       42,000      195,000      135,000
                        -----------  -----------  -----------  -----------
  Income before
    income taxes          5,074,000    7,023,000    9,786,000   13,457,000

Income taxes              1,725,000    2,387,000    3,327,000    4,575,000
                        -----------  -----------  -----------  -----------

  NET INCOME            $ 3,349,000  $ 4,636,000  $ 6,459,000  $ 8,882,000
                        ===========  ===========  ===========  ===========

Earnings per share:

  Basic                        $.16         $.22         $.31         $.42
                               ====         ====         ====         ====
  Diluted                      $.16         $.22         $.31         $.42
                               ====         ====         ====         ====

Cash dividends per share      $.025        $.025        $.050        $.050
                              =====        =====        =====        =====


See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended
                                                 July 4,       July 5,
                                                  1998          1997
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES           $8,444,000    $8,226,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments            2,050,000     9,223,000
  Proceeds from maturities of investments       1,880,000       920,000
  Purchases of investments                     (4,697,000)   (2,903,000)
  Capital expenditures                         (1,315,000)   (1,700,000)
  Acquisitions, less cash acquired               (382,000)   (6,960,000)
  Deposit to escrow fund in connection
    with Light Source acquisition                    -       (4,638,000)
  Purchases of other assets                      (710,000)     (633,000)
  Initial investment in cash value of
    founders life insurance policies           (3,009,000)         -
  Increase in cash value of founders
    life insurance policies                       (30,000)         -
  Other investing activities                       55,000        26,000
                                               ----------    ----------
    Net cash and cash equivalents
      used for investing activities            (6,158,000)   (6,665,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                               (1,058,000)   (1,055,000)
  Issuance of common stock                        151,000       535,000
                                               ----------    ----------
    Net cash and cash equivalents
      used for financing activities              (907,000)     (520,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                             90,000       (11,000)
                                               ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       1,469,000     1,030,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       2,808,000     1,587,000
                                               ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER    $4,277,000    $2,617,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 4, 1998 and the results of its operations and its cash flows for the three and six month periods ended July 4, 1998 and July 5, 1997. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 4,       January 3,
                                           1997            1998
                                       ------------    -----------
     Raw materials                      $ 7,331,000    $ 5,083,000
     Work in process                      4,095,000      3,081,000
     Finished goods                       4,562,000      6,836,000
                                        -----------    -----------
                                        $15,988,000    $15,000,000
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

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

                             Three Months Ended        Six Months Ended
                             July 4,     July 5,      July 4,     July 5,
                              1998        1997         1998        1997
                           ----------  ----------   ----------  ----------
Numerators:
  Net income numerators
    for both basic and
    diluted EPS            $3,349,000  $4,636,000   $6,459,000  $8,882,000
                           ==========  ==========   ==========  ==========
Denominators:
  Denominators for basic
    EPS; weighted average
    common shares
    outstanding            20,908,764  21,123,678   20,909,056  21,104,492
  Potentially dilutive
    shares resulting from
    stock options              77,619     153,991       90,263     140,134
                           ----------  ----------   ----------  ----------
  Denominators for
    diluted EPS            20,986,383  21,277,669   20,999,319  21,244,626
                           ==========  ==========   ==========  ==========

Certain exercisable stock options were not included in the calculation of diluted EPS because option prices were greater than the average market prices for the periods presented. The number of stock options not included in the calculation of diluted EPS and the range of exercise prices was 525,000 and $14.50 - $19.50 in 1998, and 251,000 and $17.38 - $19.50 in
1997.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--COMPREHENSIVE INCOME

In June of 1997, Statement of Financial Accounting Standards No. 128, "Reporting Comprehensive Income," was issued. This statement requires the disclosure of comprehensive income, which, for X-Rite, includes net income and foreign currency translation adjustments. Comprehensive income was approximately $3,482,000 and $6,724,000 for the three and six month periods ended July 4, 1998; and approximately $4,654,000 and $8,747,000 for the three and six month periods ended July 3, 1997.


NOTE 5--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals. The Company established an escrow fund which is equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On July 4, 1998, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $12,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment


NOTE 6--FOUNDERS STOCK REPURCHASE AGREEMENTS

On January 21, 1998 the Company announced that it had entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 6--FOUNDERS STOCK REPURCHASE AGREEMENTS, continued

The shares subject to the agreements have been reclassified on the July 4, 1998 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption Agreements." The reclassification of $54,994,000 was determined by multiplying the applicable shares by the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding July 4, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first six months of 1998 totaled $8,444,000. The primary source of cash was net income earned during the period.

The most significant investing activity during the first six months of 1998 was the purchase of insurance policies on the lives of certain X-Rite founding shareholders and their spouses. On January 21, 1998, the Company announced it had entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from the life insurance policies. The total face value of the policies is $160 million. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

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

Year-to-date capital expenditures in 1998 totaled $1,315,000 and consisted mainly of machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1998 will be approximately $1,700,000 and will consist principally of machinery and equipment.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, expected founders' stock repurchase obligations, capital expenditures and dividends for the foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

RESULTS OF OPERATIONS

Net Sales:

Second quarter 1998 consolidated net sales were 1.3% higher than sales in the same quarter a year ago. Consolidated net sales for the six months ended July 4, 1998 increased 1.8% compared to the same period in 1997. The year-over-year increases were due to slightly higher unit volume sales.


Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 66.2% for the second quarter of 1998, compared to 65.1% for the second quarter of 1997. Year to date, gross profit as a percentage of sales was 66.2% in 1998 and 64.9% in 1997. The increases in gross profit margins were due to favorable changes in product sales mix.


Operating Expenses:

Second quarter selling and marketing expenses were 23.2% higher compared to the same quarter in the prior year and year-to-date selling and marketing expenses increased 25.1% compared to the same period in the prior year.
The increases resulted primarily from stepped-up sales and marketing efforts in order to develop long-term international growth opportunities.

Compared to the same periods in the prior year, engineering, general and administrative expenses in the second quarter were 33.7% higher and year to date were 29.5% higher. The increases were due primarily to founders life insurance premium expense and amortization of goodwill related to the acquisition of the assets of Light Source Computer Images, Inc. in May of 1997.

Research and development expenses increased 32.4% in the second quarter and 34.0% year to date compared with the same periods in 1997. The Company has expanded its research activities in 1998 in order to expedite new product introductions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the second quarter and year to date was higher than comparable periods in 1997 due to an increase in funds available for investment. Invested funds declined in 1997 due to the acquisition of Light Source in the second quarter of that year.


Net Income:

The Company recorded net income of $3,349,000 for the three months ended July 4, 1998 compared to $4,636,000 in the same period of 1997. On a per share basis, second quarter net income was $.16 in 1998 and $.22 in 1997. For the first six months of 1998, net income was $6,459,000, or $.31 per share, compared to $8,882,000, or $.42 per share in 1997. The decreases in second quarter and year-to-date earnings were due to higher operating expenses. The average number of common and common equivalent shares outstanding was not significantly different between the periods.


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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 20, 1998, X-Rite's shareholders voted on the following matters:

  1. Election of the following directors to three year terms expiring in
     2001:
                                 Affirmative      Votes        Broker
                                    Votes        Withheld     Non-votes
                                 -----------     --------     ---------
       Dr. Peter M. Banks         17,924,663      265,351        -0-
       Ted Thompson               18,103,385       86,629        -0-
       Ronald A. VandenBerg       18,076,600      113,414        -0-

     Company directors Rufus S. Teesdale, Charles VanNamen and Richard E. Cook (whose terms expire in 2000); and Stanley W. Cheff, Dr. Marvin G. DeVries and James A. Knister (whose terms expires in 1999) continued as directors of the Company following the annual meeting.


  2. A proposal to amend the X-Rite, Incorporated Articles of Incorporation was carried and the amendment was approved with 18,012,469 shares voting for, 94,495 shares voting against and 83,050 shares abstaining.



Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 15 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended July 4, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    August 14, 1998     /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman and Chief
                                        Executive Officer



                    August 14, 1998     /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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


 *10(a) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

  10(d) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule