Form 10-Q
period 1998-10-03
X RITE INC
filed 1998-11-17
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 3, 1998
                               ---------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at October 31, 1998 was 21,178,179 shares.

                                               Exhibit Index on page 17.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                                October 3,     January 3,
                                                   1998           1998
                                               -----------    -----------
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $ 5,223,000    $ 2,808,000
  Short-term investments                        14,553,000     10,555,000
  Accounts receivable, less allowances of
    $766,000 in 1998 and $567,000 in 1997       16,653,000     20,833,000
  Inventories                                   15,971,000     15,000,000
  Deferred tax assets                              829,000      1,189,000
  Prepaid expenses and other current assets      1,445,000      1,848,000
                                               -----------    -----------
      Total current assets                      54,674,000     52,233,000


PROPERTY AND EQUIPMENT, at cost                 34,100,000     33,456,000
  Less accumulated depreciation                (17,146,000)   (16,043,000)
                                               -----------    -----------
                                                16,954,000     17,413,000

OTHER ASSETS:
  Costs in excess of net assets acquired         8,512,000     15,539,000
  Other noncurrent assets                       10,643,000      7,283,000
                                               -----------    -----------
                                                19,155,000     22,822,000
                                               -----------    -----------

                                               $90,783,000    $92,468,000
                                               ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                                October 3,     January 3,
                                                   1998           1998
                                               -----------    -----------
                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                             $ 1,319,000    $ 1,604,000
  Accrued liabilities--
    Payroll and employee benefits                1,059,000      1,403,000
    Income taxes                                      -           249,000
    Other accrued liabilities                      904,000      2,454,000
                                               -----------    -----------
      Total current liabilities                  3,282,000      5,710,000


DEFERRED INCOME TAXES                                 -           678,000


VALUE OF SHARES SUBJECT TO
  REDEMPTION AGREEMENTS                         46,887,000           -


SHAREHOLDERS' INVESTMENT:
  Common stock                                   1,663,000      2,115,000
  Additional paid-in capital                     8,087,000      7,876,000
  Retained earnings                             35,578,000     79,969,000
  Shares in escrow                              (4,787,000)    (3,449,000)
  Cumulative translation adjustment                 73,000       (431,000)
                                               -----------    -----------
                                                40,614,000     86,080,000
                                               -----------    -----------

                                               $90,783,000    $92,468,000
                                               ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                           Three Months Ended         Nine Months Ended
                         October 3,   October 4,   October 3,   October 4,
                            1998         1997         1998         1997
                        -----------  -----------  -----------  -----------
Net sales               $21,461,000  $24,861,000  $69,384,000  $71,927,000
Cost of sales             7,476,000    8,547,000   23,697,000   25,047,000
                        -----------  -----------  -----------  -----------
  Gross profit           13,985,000   16,314,000   45,687,000   46,880,000

Operating expenses:
  Selling & marketing     4,660,000    4,614,000   14,792,000   12,712,000
  Engineering, general
    & administrative      5,031,000    3,179,000   12,933,000    9,270,000
  Research & development  2,011,000    1,547,000    6,105,000    4,602,000
  Write-down of digital
    imaging assets        6,694,000         -       6,694,000         -
                        -----------  -----------  -----------  -----------
                         18,396,000    9,340,000   40,507,000   26,584,000
                        -----------  -----------  -----------  -----------
  Operating
    income (loss)        (4,411,000)   6,974,000    5,180,000   20,296,000

Other income                 96,000       77,000      291,000      212,000
                        -----------  -----------  -----------  -----------
  Income (loss) before
    income taxes         (4,315,000)   7,051,000    5,471,000   20,508,000

Income taxes             (1,467,000)   2,398,000    1,860,000    6,973,000
                        -----------  -----------  -----------  -----------

  NET INCOME (LOSS)     $(2,848,000) $ 4,653,000  $ 3,611,000  $13,535,000
                        ===========  ===========  ===========  ===========

Earnings per share:

  Basic                       $(.14)        $.22         $.17         $.64
                              =====         ====         ====         ====
  Diluted                     $(.14)        $.22         $.17         $.64
                              =====         ====         ====         ====

Cash dividends per share      $.025        $.025        $.075        $.075
                              =====        =====        =====        =====


See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    Nine Months Ended
                                                 October 3,    October 4,
                                                    1998          1997
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES            $14,414,000   $14,309,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments              3,823,000     9,223,000
  Proceeds from maturities of investments         1,930,000       920,000
  Purchases of investments                       (9,738,000)   (7,903,000)
  Capital expenditures                           (2,371,000)   (2,857,000)
  Acquisitions, less cash acquired                 (382,000)   (6,960,000)
  Deposit to escrow fund in connection
    with Light Source acquisition                      -       (4,638,000)
  Purchases of other assets                      (1,075,000)     (952,000)
  Initial investment in cash value of
    founders life insurance policies             (3,009,000)         -
  Other investing activities                         44,000        37,000
                                                 ----------   -----------
    Net cash and cash equivalents
      used for investing activities             (10,778,000)  (13,130,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                 (1,587,000)   (1,583,000)
  Issuance of common stock                          213,000       687,000
                                                 ----------    ----------
    Net cash and cash equivalents
      used for financing activities              (1,374,000)     (896,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                              153,000       (23,000)
                                                 ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS         2,415,000       260,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                         2,808,000     1,587,000
                                                 ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER      $5,223,000    $1,847,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 3, 1998 and the results of its operations and its cash flows for the three and nine month periods ended October 3, 1998 and October 4, 1997. All such adjustments are of a normal and recurring nature, except for the write-down of certain digital imaging assets as discussed in Note 3.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         October 3,     January 3,
                                            1998           1998
                                        -----------    -----------
     Raw materials                      $ 6,475,000    $ 5,083,000
     Work in process                      5,374,000      3,081,000
     Finished goods                       4,122,000      6,836,000
                                        -----------    -----------
                                        $15,971,000    $15,000,000
                                        ===========    ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 3 -WRITE-DOWN OF DIGITAL IMAGING ASSETS

During the third quarter, increased competition in the digital imaging business and a continued rapid decline in the demand for certain digital imaging instruments, software and technology led the Company to reevaluate its digital imaging markets and product lines, which forced the recognition of an asset impairment loss. The non-cash, pre-tax write down of $6,694,000 ($4,351,000 after tax) consisted of $6,294,000 in goodwill, and
$400,000 in fixed assets and other capitalized start-up costs associated with the 1997 acquisition of Light Source Computer Images, Inc.

The Company evaluates the recoverability of its long-lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that would be required for a similar investment with like risks.


NOTE 4--COMPREHENSIVE INCOME

In June of 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued. This statement requires the disclosure of comprehensive income, which, for X-Rite, includes net income and foreign currency translation adjustments. Comprehensive income (loss) was approximately $(2,609,000) and $4,115,000 for the three and nine month periods ended October 3, 1998; and approximately $4,595,000 and $13,342,000 for the three and nine month periods ended October 4, 1997.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 5--EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

                             Three Months Ended       Nine Months Ended
                            October 3,  October 4,  October 3,   October 4,
                               1998        1997        1998         1997
                           -----------  ----------  ----------  -----------
Numerators:
  Net income (loss)
    numerators for both
    basic and diluted EPS  $(2,848,000) $4,653,000  $3,611,000  $13,535,000
                           ===========  ==========  ==========  ===========
Denominators:
  Denominators for basic
    EPS; weighted average
    common shares
    outstanding             20,914,374  21,131,358  20,910,829   21,113,448
  Potentially dilutive
    shares resulting from
    stock options                 -        200,245      71,635      160,171
                            ----------  ----------  ----------   ----------
  Denominators for
    diluted EPS             20,914,374  21,331,603  20,982,464   21,273,619
                            ==========  ==========  ==========   ==========

Certain exercisable stock options were not included in any calculations of year-to-date diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options outstanding at the end of each quarter presented not included in any calculations of year-to-date EPS and the ranges of exercise prices were 583,000 and $14.50 - $19.50 in 1998, and 74,500 and $19.25 - $19.50 in
1997.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals. The Company established an escrow fund which is equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On October 3, 1998, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $18,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement remains in effect until July of 2000.


NOTE 7--FOUNDERS STOCK REPURCHASE AGREEMENTS

In January of 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share.

The shares subject to the agreements have been reclassified on the October 3, 1998 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption Agreements." The reclassification of $46,887,000 was determined by multiplying the applicable shares by the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding October 3, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first nine months of 1998 totaled $14,414,000. The primary sources of cash were net income, after excluding the effect of the non-cash write-down of digital imaging assets, and the reduction in accounts receivable.

Following short-term investment transactions, the most significant investing activity during the first nine months of 1998 was the purchase of insurance policies on the lives of certain X-Rite founding shareholders and their spouses. In January of 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.5 percent of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from the life insurance policies. The total face value of the policies is $160 million. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

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

Year-to-date capital expenditures in 1998 totaled $2,371,000 and consisted mainly of building improvements, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1998 will be approximately $1,000,000 and will consist principally of building improvements, machinery and equipment.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

RESULTS OF OPERATIONS

Net Sales:

Third quarter 1998 consolidated net sales were 13.7% lower than sales in the same quarter a year ago. Consolidated net sales for the nine months ended October 3, 1998 decreased 3.5% compared to the same period in 1997. The year-over-year decreases were due to lower sales across all product lines in North American.


Cost of Sales and Gross Profit:

Gross profit margins did not change significantly between the periods being reported. Gross profit as a percentage of sales was 65.2% for the third quarter of 1998, compared to 65.6% for the third quarter of 1997. Year to date, gross profit as a percentage of sales was 65.8% in 1998 and 65.2% in 1997.


Operating Expenses:

Third quarter selling and marketing expenses were 1.0% higher compared to the same quarter in the prior year and year-to-date selling and marketing expenses increased 16.4% compared to the same period in the prior year. The increases resulted primarily from stepped-up sales and marketing efforts in order to develop long-term international growth opportunities.

Compared to the same periods in the prior year, engineering, general and administrative ("EG&A") expenses in the third quarter were 58.3% higher and year to date were 39.5% higher. The increases were due primarily to founders life insurance premium expense and amortization of goodwill related to the acquisition of the assets of Light Source Computer Images, Inc. in May of 1997. Also included in third quarter and year-to-date 1998 EG&A expense is a $600,000 charge for estimated legal fees to defend against a patent infringement lawsuit.

Research and development expenses increased 30.0% in the third quarter and 32.7% year to date compared with the same periods in 1997. The Company has expanded its research activities in 1998 in order to expedite new product introductions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued

The Company recognized a nonrecurring charge of $6,694,000 in the third quarter of 1998 for the write-down of certain digital imaging assets associated with the 1997 acquisition of Light Source Computer Images, Inc. (see Note 3 to the condensed consolidated financial statements). Increased competition in the digital imaging business and a continued rapid decline in the demand for certain digital imaging instruments, software and technology were the primary factors that led the Company to reevaluate its Light Source markets and product lines, which forced the recognition of this charge. Digital imaging markets have been changing rapidly and the demand for newer products at lower prices with enhanced performance has impacted the Company's ability to compete in certain of these markets. In addition, the Company has decided these assets would not be employed in a separate strategic business unit within the reorganized corporate structure that was announced during the third quarter. The Company will continue developing other digital imaging products for markets where it has more experience and greater name recognition.


Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the third quarter and year to date was higher than comparable periods in 1997 due to an increase in funds available for investment. Invested funds declined in 1997 due to the acquisition of Light Source in the second quarter of that year.


Net Income:

The Company recorded a net loss of $3,349,000 for the three months ended October 3, 1998 compared to net income of $4,636,000 in the same period of 1997. On a per share basis, the third quarter net loss was $.16 in 1998 compared to net income of $.22 in 1997. For the first nine months of 1998, net income was $6,459,000, or $.31 per share, compared to $8,882,000, or $.42 per share in 1997. The decreases in third quarter and year-to-date earnings were due primarily to the write-down of digital imaging assets, founders life insurance premiums, a legal fee reserve for patent infringement defense costs and other higher operating expenses previously mentioned. The average number of common and common equivalent shares outstanding was not significantly different between the periods.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


YEAR 2000 READINESS DISCLOSURE

THIS YEAR 2000 READINESS DISCLOSURE IS THE MOST CURRENT INFORMATION AVAILABLE AND REPLACES ALL PREVIOUS DISCLOSURES MADE BY THE COMPANY IN ITS FILINGS ON FORM 10-Q AND FORM 10-K, AND IN ITS ANNUAL REPORT TO
SHAREHOLDERS.

X-Rite is actively engaged in taking steps to insure that information technology ("IT") systems, products, embedded technology and material third parties are all prepared to process date-related information in the Year 2000 ("Y2K"). X-Rite's senior management has assembled a project team to address Y2K issues at the Company's world headquarters and at all subsidiary locations. The Y2K project team is seeking to complete all remediation solutions, testing and contingency plans by June 30, 1999.

Company's State of Readiness:
X-Rite's Y2K project team has developed a plan to inventory, assess, correct and test all technology that may be impacted by Y2K issues. The four primary areas covered by the plan are as follows:

     IT Systems-
          Mainframe IT systems are substantially Y2K compliant as a result of the Company purchasing new hardware and software systems in 1995. Network, desktop and communication systems are currently being inventoried and assessed; remediation solutions for these systems are expected to be readily available and completed on schedule.

     Products-
          Remediation solutions are being limited to current products produced or supported. Products that have reached the end of the support period, or will reach the end of the support period by the year 2000, have not been included in the assessment process. Approximately 90% of the Company's products have been assessed, remediated (if necessary) and tested. The remaining 10% of the Company's products are expected to be completed on schedule.

     Physical Plant-
          Embedded technology in facilities systems, machinery and equipment is currently being inventoried and assessed. No significant Y2K compliance issues are anticipated and completion of all remediation and testing is expected to be on schedule.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


     Third Parties-
          The Company has contacted its suppliers regarding Y2K readiness. Extra attention has been paid to suppliers that are considered essential for preventing material interruptions in X-Rite's business operations. Y2K readiness is also being discussed with certain strategic customers. The assessment is ongoing and is expected to be completed on schedule.

Costs to Address the Company's Y2K Issues:
Based on costs incurred to date, the Company does not believe expenses related to Y2K compliance will be material to the results of its operations, financial position or cash flows. Although the Company purchased new mainframe hardware and software in 1995, it did not accelerate the timing of replacing these systems in order to accommodate Y2K compliance.

Risks of the Company's Y2K Issues:
The Company believes that it will complete its Y2K project on schedule. However, due to the uncertain and unprecedented nature of the Y2K problem, and the uncertainty of Y2K readiness of third party suppliers and customers, the Company is not able to provide assurance at this time that the consequences of Y2K interruptions will not have a material impact on its results of operations, financial position or cash flows.

Possible consequences of Y2K interruptions include, but are not limited to, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment.

Company's Contingency Plans:
Contingency plans for Y2K-related interruptions are being developed and will include, but will not be limited to, developing emergency backup and recovery procedures, replacing electronic applications with manual processes, identifying alternate suppliers, and increasing raw material and finished goods inventories. All contingency plans are expected to be completed by the end of the second quarter in 1999.

The preceding Year 2000 Readiness Disclosure is based in part upon repeated information provided by certain of the Company's IT suppliers and other third parties without independent verification by the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. Forward-looking statements include, but are not limited to, statements concerning the digital imaging business; the anticipated capital expenditures for the remainder of 1998; the Company's ability to generate cash flow from future operations; the Company's future liquidity to finance operations, expected founders' stock repurchase obligations, capital expenditures and dividends; the patent infringement lawsuit; the Company's ability to implement its Y2K project in accordance with estimated timetables and costs; and the consequences of potential Y2K business interruptions.

Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit Index on Page 17 of this Form 10-Q report.

(b) There were no reports on Form 8-K filed by the Registrant during the quarter ended October 3, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    November 16, 1998   /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman and Chief
                                        Executive Officer



                    November 16, 1998   /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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