Form 10-K
period 1999-01-02
X RITE INC
filed 1999-03-25
CIK 790818

                      SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                                  Form 10-K
(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee required) for the fiscal year ended January 2, 1999, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from
_______________to _________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, 21,186,587 shares of the registrant's common stock, par value $.10 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $120,911,003 computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 37.

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

The Company has expanded its product offerings by concentrating on its instrument technologies and developing expertise in the fields of light and color measurement. Pursuant to that strategy, X-Rite has successfully developed and marketed numerous quality control instruments, software and accessories.

The Company made its initial public offering of common stock during 1986. Proceeds from that public offering were used to finance the construction of a new building for office, manufacturing and warehouse needs, purchase new production and laboratory equipment, retire debt and provide working capital.

X-Rite has grown through internal expansion and through acquisitions. In 1993 the Company established two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company purchased a foreign sales and service subsidiary, X-Rite Limited, Congleton, Cheshire, England, and acquired certain assets of Colorgen, Inc. ("Colorgen"), a Massachusetts-based manufacturer of retail point-of-purchase paint matching systems. In 1995 the Company acquired all of the outstanding stock of Labsphere, Inc. ("Labsphere") of North Sutton, New Hampshire. Labsphere was founded in 1981 and is a leading manufacturer of light measurement and light source integrating systems and instrumentation. In 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. ("Light Source"). Light Source is a California-based producer of scanning, imaging and print optimization software. In 1998, the Company established a French subsidiary, X-Rite Mediterranee SARL, which acquired the branch of an X-Rite dealer located near Paris.


(b)  Financial Information About Operating Segments
---------------------------------------------------
For purposes of the consolidated financial statements included as part of this report, all operations of the Company are classified in one operating segment: quality control instruments and accessories.

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

In 1998 X-Rite launched its 500 series spectrodensitometer which is the only hand-held densitometer equipped with a spectral engine. Spectral engines are the most accurate type of measurement engines available and offer precise, repeatable and reliable measurements for pressroom quality control.

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


Raw Materials
With very few exceptions, raw materials and components necessary for manufacturing products and providing services are generally available from several sources. Subject to vendor readiness with the year 2000 (see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations), the Company does not foresee any unavailability of materials or components which would have a material adverse effect on its overall business in the near term.


Patents and Trademarks
The Company owns 22 U.S. patents and 8 foreign patents which are significant for products it manufactures. The Company currently has 7 U.S. and 24 foreign patent applications on file. While the Company follows a policy of obtaining patent protection for its products, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its competitive position.

Seasonality
The Company's business is generally not subject to seasonal variations that would impact sales, production or net income.


Significant Customers
No single customer accounted for more than 10% of total net sales in 1998, 1997 or 1996. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.


Backlog
The Company's backlog of scheduled but unshipped orders was $5.8 million at March 1, 1999 and $7.1 million at March 2, 1998. The March 1, 1999 backlog is expected to be filled during the current fiscal year.


Competition
The Company has few competitors producing competing medical and photographic instruments and believes its share in that market is substantial.

There are nine firms producing competing products in the graphic arts/digital imaging categories; GretagMacBeth, Tobias Associates, Graphics Microsystems, Inc., Ihara Electronic Industries Co., Ltd., Viptronic GmbH, Techkon Elektronik GmbH, Color Savvy Systems Limited, Cofomegra, and Minolta Corporation.

There are five major manufacturers of competing products in the color and appearance market; Datacolor, Int., Minolta Corporation, GretagMacBeth, Hunter Associates Laboratory, Inc. and BYK-Gardner.

The primary basis of competition for all the Company's products is quality, design and service. The Company believes that superior quality and features are competitive advantages for its products.


Research and Development
During 1998, 1997 and 1996, respectively, the Company spent $8,135,000, $6,380,000 and $5,324,000 on research and development. X-Rite has no customer-sponsored research and development activities.


Human Resources
As of March 1, 1999, the Company employed 662 persons; 591 in its U.S. operations and 71 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.


(d)  Financial Information About Foreign and Domestic Operations
----------------------------------------------------------------
See Note 1 to the consolidated financial statements contained in Part II,
Item 8 of this report.

ITEM 2.  PROPERTIES

Listed below are the principal properties owned or leased by X-Rite as of March 1, 1999:
                                                               Owned
           Location                   Principal Uses          or Leased
  -------------------------    ---------------------------    ---------
  Grandville, MI               Manufacturing, R&D, sales,       Owned
                               customer service, warehouse
                               and administration

  North Sutton, NH             Manufacturing, R&D, sales,       Owned
                               customer service, warehouse
                               and administration

  Littleton, MA                Customer service, R&D, and       Leased
                               sales

  San Rafael, CA               Customer service, R&D            Leased

  Poynton, England             Sales and customer service       Leased

  Cologne, Germany             Sales and customer service       Leased

  Quarry Bay, Hong Kong        Sales and customer service       Leased

  Brno, Czech Republic         Sales                            Leased

  MASSY, France                Sales and customer service       Leased

  Tokyo, Japan                 Sales                            Leased

Collectively, X-Rite and its subsidiaries own approximately 250,000 square feet of space and lease approximately 41,000 square feet. Management considers all the Company's properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for their intended purposes.


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

                                                           Position
         Name          Age             Position           Held Since
--------------------  -----  ---------------------------  ----------
Ted Thompson            69   Chief Executive Officer         1976
Richard E. Cook         53   President and Chief             1998 (1)
                               Operating Officer
Bernard J. Berg         55   Vice President, Engineering     1983
Duane F. Kluting        49   Vice President, Chief
                               Financial Officer             1992
Jeffrey L. Smolinski    37   Vice President, Operations      1994 (2)
Joan Mariani Andrew     40   Vice President, Sales &
                               Marketing                     1995 (3)


(1) Prior to joining X-Rite, Mr. Cook was the President and Chief Operating Officer of Cascade Engineering, a developer of plastic mold injection technology. Mr. Cook held that position for more than five years.

(2) Mr. Smolinski previously worked for La-Z-Boy Chair Company as Director of Engineering from 1993 to 1994, Director of Operations from 1991 to 1993, and Director of Advanced Technologies from 1988 to 1991.

(3) Before joining X-Rite, Ms. Andrew was Vice President, Sales and Marketing for Bell & Howell's Document Management Products Company from 1992 to 1995, Vice President-Marketing and New Business Development from 1991 to 1992, and General Manager, Scanners from 1989 to 1991.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is traded over the counter on The Nasdaq Stock Market under the symbol XRIT. As of March 1, 1999, there were approximately 1,500 shareholders of record. Ranges of high and low sales prices reported by The Nasdaq Stock Market for the past two fiscal years appear in the following table.
                                                            Dividends
                                           High     Low     Per Share
                                          ------   ------   ---------
      Year Ended January 2, 1999:
         Fourth Quarter                   $10.13   $ 6.53     $.025
         Third Quarter                     13.88     8.38      .025
         Second Quarter                    14.38    12.13      .025
         First Quarter                     19.00    12.50      .025
      Year Ended January 3, 1998:
         Fourth Quarter                    20.63    17.25      .025
         Third Quarter                     22.38    17.75      .025
         Second Quarter                    19.63    14.25      .025
         First Quarter                     18.00    13.75      .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future, and retain the balance of the Company's earnings for use in the expansion of its businesses.

ITEM 6. SELECTED FINANCIAL DATA

Quarterly financial data are summarized as follows:

                                 (in thousands except per share data)
                                                                   Diluted
                                                                   Earnings
                                               Operating    Net     (Loss)
                               Net     Gross    Income     Income    Per
          Quarter             Sales    Profit   (Loss)     (Loss)   Share
---------------------------  -------  -------  ---------  -------  --------
1998:
  First                      $23,637  $15,616   $ 4,608    $3,110    $.15
  Second                      24,286   16,086     4,983     3,349     .16
  Third                       21,461   13,985     2,283     1,503     .07
  Fourth                      25,427   16,545     5,087     3,251     .15
                             -------  -------   -------    ------    ----
  Totals before write-down
   of digital imaging assets  94,811   62,232    16,961    11,213     .53

  Write-down of digital
   imaging assets               -        -       (6,694)   (4,351)   (.21)
                             -------  -------   -------    ------    ----
                             $94,811  $62,232   $10,267    $6,862    $.32
                             =======  =======   =======    ======    ====

1997:
  First                      $23,080  $14,947   $ 6,341   $ 4,246    $.20
  Second                      23,986   15,619     6,981     4,636     .22
  Third                       24,861   16,314     6,974     4,653     .22
  Fourth                      25,064   17,178     6,749     4,487     .21
                             -------  -------   -------   -------    ----
                             $96,991  $64,058   $27,045   $18,022    $.85
                             =======  =======   =======   =======    ====



Selected financial data for the five years ended January 2, 1999 are summarized as follows:

                                 (in thousands except per share data)
                             1998      1997      1996      1995      1994
                           -------   -------   -------   -------   -------
Net sales                  $94,811   $96,991   $84,394   $72,634   $59,475
Net income                   6,862    18,022    15,381     9,871    12,646
Net income per share:
  Basic                        .33       .85       .73       .47       .60
  Diluted                      .32       .85       .73       .47       .60
Dividends per share            .10       .10       .10       .10       .08

Total assets                95,444    92,468    78,951    63,507    54,558
Long-term debt at year end     -0-       -0-       -0-       -0-       -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

X-Rite has a strong financial position, excellent liquidity and is virtually debt-free. Since 1987, the Company has been able to fund its operating, investing and financing activities from operating cash flows and existing cash reserves. On January 2, 1999 the Company had cash and short-term investments totaling $20.8 million and an unused line of credit of $20 million. Working capital on January 2, 1999 was $53.4 million and the ratio of current assets to current liabilities was 11:1.

Cash provided by operating activities in 1998 was $17.9 million. The primary source of cash was net income. Included in net income were certain accounting charges that did not require the use of cash. The most significant non-cash accounting charges, which totaled $12.5 million, were depreciation, amortization and the write-down of digital imaging assets.

Capital expenditures of $4.2 million in 1998 were made primarily for machinery, equipment, building improvements, and computer hardware and software. The Company expects capital expenditures in 1999 to total approximately $4 million and consist mainly of machinery, equipment, building improvements, and computer hardware and software.

During 1998, the Company announced it had entered into agreements with its founding shareholders for the future redemption of 4.54 million shares, or
21.4 percent of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies totaling $160 million the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

At the maximum price, the aggregate stock purchases will total $113.5 million. The Company anticipates that certain stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds will be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums will total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 1998, approximately $3.1 million was classified as cash surrender value which is included with other noncurrent assets on the Company's balance sheet.

The Company made one business acquisition in 1998. A branch of an X-Rite dealer located near Paris, France was purchased in a cash transaction. This acquisition was part of the Company's long-term strategic plan to expand its European sales and marketing infrastructure.

Dividends of $2.1 million were paid at the annual rate of 10 cents per share, which is the rate the Board of Directors intends to continue paying in the foreseeable future.

Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, life insurance premiums, capital expenditures and dividends for the foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

The following table sets forth information derived from the Company's consolidated statements of income expressed as a percentage of net sales.


                                    1998       1997       1996
                                   -----      -----      -----
   Net sales                       100.0%     100.0%     100.0%
   Cost of sales                    34.4       34.0       35.5
                                   -----      -----      -----
     Gross profit                   65.6       66.0       64.5

   Operating expenses:
     Selling & marketing            21.6       18.5       18.9
     Engineering, general
       & administrative             17.6       13.1       12.3
     Research & development          8.6        6.6        6.3
     Write-down of digital
       imaging assets                7.0         -          -
                                   -----      -----      -----
                                    54.8       38.2       37.5
                                   -----      -----      -----
     Operating income               10.8       27.8       27.0

   Other income                      0.4        0.3        0.5
                                   -----      -----      -----
     Income before income taxes     11.2       28.1       27.5

   Income taxes                      4.0        9.5        9.3
                                   -----      -----      -----
     Net income                      7.2%      18.6%      18.2%
                                   =====      =====      =====


Net Sales

Net sales in 1998 declined 2.2% compared to 1997. The year-over-year decrease was attributable to weak sales to key customers in North America. Net sales in 1997 increased 14.9% compared to 1996 due to unit volume increases. Price increases had a nominal effect on sales levels in 1998 and 1997.

Gross Profit

The range of gross profit as a percentage of sales varied slightly during the three year period ended January 2, 1999. Gross profit percentages were 65.6%, 66.0% and 64.5% in 1998, 1997 and 1996, respectively. The variations were due to changes in product sales mix.


Selling and Marketing Expenses

In 1998 the Company increased the level of investment in sales and marketing in order to position itself for continued long-term sales growth. Emphasis was placed on building additional infrastructure in Europe and, to a lesser extent, Asia. Selling and marketing expenses increased in 1996 and 1997 in terms of actual costs incurred; however, as a percentage of sales 1996 and 1997 expenditures actually declined from preceding years.


Engineering, General and Administrative

The increase in engineering, general and administrative ("EG&A") expenses in 1998 over 1997 was due primarily to life insurance premium expense incurred in connection with the stock redemption program, higher legal fees, wage inflation for technical talent and costs attributable to the new office opened in France. EG&A expenses in 1997 were higher compared to 1996 due to the inclusion in 1997 of Light Source operating costs and Light Source goodwill amortization; no comparable expenses were incurred in 1996.


Research and Development

New product innovation has been an essential part of building X-Rite's strong financial position. The Company continued its commitment to research and development ("R&D") by increasing its investment in R&D in each of the last two years. In addition to new product development, R&D activities in 1998 included increased efforts to expedite new product introductions.

In addition to the R&D costs reported as operating expenses, there were costs incurred to develop new software products in each of the last three years that were not included with R&D expenses. Those costs were capitalized and the related amortization expense was included in cost of sales (see Note 2 to the accompanying financial statements). Software development costs capitalized totaled $1.2, $1.3 and $1.2 million in 1998, 1997 and 1996, respectively.

Write-Down of Digital Imaging Assets

The Company recognized a nonrecurring charge of $6,694,000 in the third quarter of 1998 for the write-down of certain digital imaging assets associated with the 1997 acquisition of Light Source Computer Images, Inc. (see Note 8 to the accompanying financial statements). Increased competition in the digital imaging business and a continued rapid decline in the demand for certain digital imaging instruments, software and technology were the primary factors that led the Company to reevaluate the markets Light Source sells into and the Light Source product lines, which then forced the recognition of this charge. Digital imaging markets have been changing rapidly and the demand for newer products at lower prices with enhanced performance has impacted the Company's ability to compete in certain of these markets. In addition, the Company has decided these assets would not be employed in a separate strategic business unit within the reorganized corporate structure that was announced during the third quarter. The Company will continue developing other digital imaging products for markets where it has more experience and greater name recognition.


Other Income

Other income in 1998, 1997 and 1996 consisted mainly of interest earned on funds invested in tax-exempt securities. Interest income in 1997 was less than 1996 due to a reduction in funds available to invest. In 1997, a substantial portion of the Company's short-term investments were used to acquire the assets of another company.


Income Taxes

The effective tax rate in 1998 was 35.8% compared to 34.0% in 1997 and 33.8% in 1996. The tax rates have been affected by higher state income taxes and lower federal tax benefits from the Company's foreign sales corporation.


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

Most of the Company's transactions are invoiced and paid in U.S. dollars.

YEAR 2000 READINESS DISCLOSURE

X-Rite is actively engaged in taking steps to insure that information technology ("IT") systems, products, embedded technology and material third parties are all prepared to process date-related information in the Year 2000 ("Y2K"). X-Rite's senior management has assembled a project team to address Y2K issues at the Company's world headquarters and at all subsidiary locations. The Y2K project team is seeking to complete remediation solutions and readiness testing by July 31, 1999, and complete the essential elements of Y2K contingency plans during the third quarter of 1999.

Company's State of Readiness:
X-Rite's Y2K project team has developed a plan to inventory, assess, correct and test all technology that may be impacted by Y2K issues. The four primary areas covered by the plan are as follows:

     IT Systems-
     Mainframe IT systems are substantially Y2K ready as a result of the Company purchasing new hardware and software systems in 1995. All essential network, desktop and communication systems have been inventoried and assessed; remediation solutions for these systems are readily available and are expected to be completed on schedule.

     Products-
     Remediation solutions are being limited to current products produced or supported. Products that have reached the end of the support period, or will reach the end of the support period by the year 2000, have not been included in the assessment process. Approximately 95% of the Company's currently supported products have been assessed, remediated (if necessary) and tested. The remaining 5% of those products are expected to be completed on schedule.

     Physical Plant-
     Embedded technology in facilities systems, machinery and equipment has been inventoried and assessed. No significant Y2K readiness issues have been identified and completion of all remediation and testing is expected to be on schedule.

     Third Parties-
     The Company has sent questionnaires to its suppliers regarding Y2K readiness and has followed up with second requests to nonrespondents. Extra attention has been paid to suppliers that are considered essential for preventing material interruptions in X-Rite's business operations. Y2K readiness is also being discussed with certain strategic customers. The assessment is ongoing and will continue through the remainder of 1999.

Costs to Address the Company's Y2K Issues:
Based on costs incurred to date, the Company does not believe expenses related to Y2K readiness will be material to the results of its operations, financial position or cash flows. Although the Company purchased new mainframe hardware and software in 1995, it did not accelerate the timing of replacing these systems in order to accommodate Y2K readiness.

Risks of the Company's Y2K Issues:
The Company believes that it will complete the essential elements of its Y2K project on schedule. However, due to the uncertain and unprecedented nature of the Y2K problem, and the uncertainty of Y2K readiness of third party suppliers and customers, the Company is not able to provide assurance at this time that the consequences of Y2K interruptions will not have a material impact on its results of operations, financial position or cash flows.

Possible consequences of Y2K interruptions include, but are not limited to, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment.

Company's Contingency Plans:
Contingency plans for Y2K-related interruptions are being developed and will include, but will not be limited to, developing emergency backup and recovery procedures, temporarily replacing electronic applications with manual processes, identifying alternate suppliers, and increasing raw material and finished goods inventories. All essential contingency plans are expected to be completed during the third quarter of 1999.

The preceding Year 2000 Readiness Disclosure is based in part upon repeated information provided by certain of the Company's IT suppliers, third party service providers and various other vendors without independent verification by the Company.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.

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

                  Report of Independent Public Accountants




To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.



                                        /s/ Arthur Andersen LLP



Grand Rapids, Michigan,
January 27, 1999

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS




                                              January 2,     January 3,
                                                 1999           1998
                                             -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,536,000    $ 2,808,000
  Short-term investments                      19,268,000     10,555,000
  Accounts receivable, less allowances of
    $798,000 in 1998 and $567,000 in 1997     19,589,000     20,833,000
  Inventories                                 15,871,000     15,000,000
  Deferred tax assets                          1,495,000      1,189,000
  Prepaid expenses and other current assets      980,000      1,848,000
                                             -----------    -----------
      Total current assets                    58,739,000     52,233,000

PLANT AND EQUIPMENT:
  Land                                         1,963,000      1,980,000
  Buildings and improvements                   9,822,000      8,732,000
  Machinery and equipment                     12,507,000     11,362,000
  Furniture and office equipment              11,737,000     10,076,000
  Construction in progress                     1,308,000      1,306,000
                                             -----------    -----------
                                              37,337,000     33,456,000
  Less accumulated depreciation              (19,553,000)   (16,043,000)
                                             -----------    -----------
                                              17,784,000     17,413,000

OTHER ASSETS:
  Costs in excess of net assets acquired       8,572,000     15,539,000
  Other noncurrent assets                     10,349,000      7,283,000
                                             -----------    -----------
                                              18,921,000     22,822,000
                                             -----------    -----------

                                             $95,444,000    $92,468,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                              January 2,     January 3,
                                                 1999           1998
                                             -----------    -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,772,000    $ 1,604,000
  Accrued liabilities--
    Payroll and employee benefits              1,618,000      1,403,000
    Income taxes                                 309,000        249,000
    Other                                      1,626,000      2,454,000
                                             -----------    -----------
      Total current liabilities                5,325,000      5,710,000


DEFERRED INCOME TAXES                               -           678,000


VALUE OF SHARES SUBJECT TO REDEMPTION
  AGREEMENTS; 4,540,000 shares issued
  and outstanding in 1998                     45,400,000           -


SHAREHOLDERS' INVESTMENT:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized; none issued        -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 16,638,179 and
    21,149,381 shares issued and outstanding
    in 1998 (not subject to redemption
    agreements) and 1997, respectively         1,664,000      2,115,000
  Additional paid-in capital                   8,143,000      7,876,000
  Retained earnings                           39,793,000     79,969,000
  Shares in escrow; 257,064 in 1998 and
    184,300 in 1997                           (4,794,000)    (3,449,000)
  Accumulated other comprehensive loss           (87,000)      (431,000)
                                             -----------    -----------
                                              44,719,000     86,080,000
                                             -----------    -----------

                                             $95,444,000    $92,468,000
                                             ===========    ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME




                                            For the year ended
                                  ---------------------------------------
                                   January 2,    January 3,   December 31,
                                      1999          1998          1996
                                  -----------   -----------   -----------
Net sales                         $94,811,000   $96,991,000   $84,394,000
Cost of sales                      32,579,000    32,933,000    29,973,000
                                  -----------   -----------   -----------
  Gross profit                     62,232,000    64,058,000    54,421,000

Operating expenses:
  Selling & marketing              20,478,000    17,969,000    15,897,000
  Engineering, general
    & administrative               16,658,000    12,664,000    10,414,000
  Research & development            8,135,000     6,380,000     5,324,000
  Write-down of digital
    imaging assets                  6,694,000          -             -
                                  -----------   -----------   -----------
                                   51,965,000    37,013,000    31,635,000
                                  -----------   -----------   -----------
  Operating income                 10,267,000    27,045,000    22,786,000

Other income                          425,000       267,000       447,000
                                  -----------   -----------   -----------
  Income before income taxes       10,692,000    27,312,000    23,233,000

Income taxes                        3,830,000     9,290,000     7,852,000
                                  -----------   -----------   -----------

  NET INCOME                      $ 6,862,000   $18,022,000   $15,381,000
                                  ===========   ===========   ===========


Earnings per share:

  Basic                                  $.33          $.85          $.73
                                         ====          ====          ====
  Diluted                                $.32          $.85          $.73
                                         ====          ====          ====



The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT



                                                                                Accumulated
                                                                                  Other
                                         Additional                            Comprehensive     Total
                               Common     Paid-in     Retained     Shares in      Income      Shareholders'
                                Stock     Capital     Earnings      Escrow        (Loss)       Investment
                             ----------  ----------  -----------  -----------  -------------  ------------
BALANCES,
  JANUARY 1, 1996            $2,102,000  $6,388,000  $50,781,000  $      -       $  (1,000)    $59,270,000

Net income                         -           -      15,381,000         -            -         15,381,000
Cash dividends declared
  of $.10 per share                -           -      (2,103,000)        -            -         (2,103,000)
Issuance of 45,619 shares
  of common stock under
  employee benefit plans          5,000     520,000         -            -            -            525,000
Translation adjustment             -           -            -            -        (111,000)       (111,000)
                             ----------  ----------  -----------  -----------    ---------     -----------
BALANCES,
  DECEMBER 31, 1996           2,107,000   6,908,000   64,059,000         -        (112,000)     72,962,000

Net income                         -           -      18,022,000         -            -         18,022,000
Cash dividends declared
  of $.10 per share                -           -      (2,112,000)        -            -         (2,112,000)
Issuance of 84,556 shares
  of common stock under
  employee benefit plans          8,000     968,000         -            -            -            976,000
Purchase of 184,300 shares
  by escrow fund                   -           -            -      (3,449,000)        -         (3,449,000)
Translation adjustment             -           -            -            -        (319,000)       (319,000)
                             ----------  ----------  -----------  -----------    ---------     -----------
BALANCES,
 JANUARY 3, 1998              2,115,000   7,876,000   79,969,000   (3,449,000)    (431,000)     86,080,000

Net income                         -           -       6,862,000         -            -          6,862,000
Cash dividends declared
  of $.10 per share                -           -      (2,092,000)     (25,000)        -         (2,117,000)
Issuance of 28,798 shares
  of common stock under
  employee benefit plans          3,000     267,000         -            -            -            270,000
Purchase of 72,764 shares
  by escrow fund                   -           -            -      (1,320,000)        -         (1,320,000)
Value of shares subject to
  redemption agreements        (454,000)       -     (44,946,000)        -            -        (45,400,000)
Translation adjustment             -           -            -            -         344,000         344,000
                             ----------  ----------  -----------  -----------    ---------     -----------
BALANCES,
 JANUARY 2, 1999             $1,664,000  $8,143,000  $39,793,000  $(4,794,000)   $ (87,000)    $44,719,000
                             ==========  ==========  ===========  ===========    =========     ===========



The accompanying notes are an integral part of these statements.


X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the year ended
                                                            ---------------------------------------
                                                             January 2,    January 3,   December 31,
                                                                1999          1998          1996
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 6,862,000   $18,022,000   $15,381,000
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                           5,836,000     5,488,000     4,265,000
      Provision for doubtful accounts                           266,000       220,000       268,000
      Deferred income taxes                                  (2,629,000)      187,000      (517,000)
      Write-down of digital imaging assets                    6,694,000          -             -
      Other                                                     (15,000)      172,000          -
      Changes in operating assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                                 1,189,000    (2,944,000)   (5,532,000)
          Inventories                                          (623,000)        2,000    (2,089,000)
          Other current and noncurrent assets                   892,000      (831,000)      (70,000)
          Accounts payable                                      163,000      (548,000)      661,000
          Other accrued liabilities                            (693,000)      191,000       834,000
                                                            -----------   -----------   -----------
     Net cash provided by operating activities               17,942,000    19,959,000    13,201,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments                     2,030,000     2,042,000       667,000
  Proceeds from sales of investments                          5,323,000     9,223,000     1,600,000
  Purchases of investments                                  (16,056,000)  (11,653,000)   (8,406,000)
  Capital expenditures                                       (4,176,000)   (4,288,000)   (3,122,000)
  Acquisitions, less cash acquired                             (382,000)   (6,960,000)         -
  Deposit to escrow fund in connection
    with Light Source acquisition                                  -       (4,638,000)         -
  Initial investment in founders' life insurance             (3,091,000)         -             -
  Purchases of other assets                                  (1,279,000)   (1,344,000)   (1,151,000)
  Other investing activities                                    113,000        40,000        44,000
                                                            -----------   -----------   -----------
     Net cash used for investing activities                 (17,518,000)  (17,578,000)  (10,368,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                             (2,117,000)   (2,112,000)   (2,103,000)
  Issuance of common stock                                      270,000       976,000       525,000
                                                            -----------   -----------   -----------
     Net cash used for financing activities                  (1,847,000)   (1,136,000)   (1,578,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                              151,000       (24,000)         -
                                                            -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,272,000)    1,221,000     1,255,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                2,808,000     1,587,000       332,000
                                                            -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 1,536,000   $ 2,808,000   $ 1,587,000
                                                            ===========   ===========   ===========



The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated and its wholly-owned subsidiaries (individually "X-Rite" and with its subsidiaries the "Company") are engaged in the development, manufacture and sale of technically sophisticated instrumentation and user-friendly software solutions for a wide variety of color-critical applications, including corporate branding, medical diagnostics, consumer products and on-line commerce. Principal markets for the Company's products include the paint, plastic, textile, packaging, photographic, graphic arts and medical industries, in addition to commercial and research laboratories. Based on the nature of its products, the Company considers its business to be a single operating segment.

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire, Massachusetts and California. In addition, the Company has locations in Germany, England, Hong Kong, Czech Republic, France and Japan. All manufacturing is done in the United States. Total assets employed by the Company's foreign subsidiaries are less than 10% of consolidated assets.

Geographic sales information is as follows:

                                        1998         1997         1996
                                    -----------  -----------  -----------
  Domestic sales:
    U.S. operations                 $62,875,000  $65,180,000  $55,711,000
  International sales:
    U.S. operations' export sales
      to unaffiliated customers      14,628,000   22,010,000   20,901,000
    Foreign subsidiary sales         17,308,000    9,801,000    7,782,000
                                    -----------  -----------  -----------
                                     31,936,000   31,811,000   28,683,000
                                    -----------  -----------  -----------
                                    $94,811,000  $96,991,000  $84,394,000
                                    ===========  ===========  ===========

No single customer accounted for more than 10% of total net sales in 1998, 1997 or 1996.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts of X-Rite, Incorporated and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. Accordingly, 1998 ended on January 2, 1999 and 1997 ended on January 3, 1998, whereas 1996 ended on December 31. The Company's 1998 and 1997 results from operations would have been approximately the same if the years had ended on December 31 rather than on January 2, 1999 and January 3, 1998.

Cash and Cash Equivalents:
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments:
Short-term investments consist primarily of municipal bonds and tax-exempt industrial revenue bonds. All of the Company's short-term investments are stated at the amortized cost, which approximates market, and are classified as available for sale. Short-term investments at January 2, 1999 include securities with original maturities of greater than three months and remaining maturities of less than one year.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories are summarized as follows:

                                      January 2,    January 3,
                                         1999          1998
                                     -----------   -----------
       Raw materials                 $ 6,575,000   $ 5,083,000
       Work in process                 5,623,000     3,081,000
       Finished goods                  3,673,000     6,836,000
                                     -----------   -----------
                                     $15,871,000   $15,000,000
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

The Company capitalized $1,248,000, $1,344,000 and $1,151,000 of software development costs during 1998, 1997 and 1996, respectively. Amortization expense was $1,107,000, $992,000 and $731,000 in 1998, 1997 and 1996,
respectively. The net capitalized software development costs included in other assets were $2,076,000 and $1,935,000 as of January 2, 1999 and January 3, 1998, respectively.

Costs in Excess of Net Assets Acquired and Other Long-Lived Assets:
Costs in excess of net assets acquired resulted primarily from the 1995 acquisition of Labsphere, Inc. and the 1997 acquisition of the assets of Light Source Computer Images, Inc. (see Note 8). The costs associated with the Labsphere acquisition are being amortized using the straight-line method over twenty years. The costs resulting from the Light Source acquisition were written off in 1998 (see Note 8). Accumulated amortization of excess acquisition costs was $2,254,000 and $2,014,000 at January 2, 1999 and January 3, 1998, respectively.

The Company evaluates the recoverability of its long-lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that would be required for a similar investment with like risks.

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

Advertising Costs:
Advertising costs are charged to operations in the period incurred and totaled $2,389,000, $2,053,000 and $1,806,000 in 1998, 1997 and 1996,
respectively.

Per Share Data:
Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                       1998          1997          1996
                                    ----------   -----------   -----------
  Numerators:
    Net income numerators for
      both basic and diluted EPS    $6,862,000   $18,022,000   $15,381,000
                                    ==========   ===========   ===========
  Denominators:
    Denominators for basic EPS-
      Weighted-average common
        shares outstanding          20,913,400    21,122,347    21,031,534
    Potentially dilutive shares-
      Shares subject to
        redemption agreements          159,522          -             -
      Stock options                     58,630       166,204       163,933
                                    ----------    ----------    ----------
    Denominators for diluted EPS    21,131,552    21,288,551    21,195,467
                                    ==========    ==========    ==========

During the fourth quarter of 1998, certain shares subject to redemption agreements (see Note 7) were considered dilutive.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Per Share Data, continued:
Certain exercisable stock options were not included in the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options outstanding at the end of each year presented not included in the calculation of diluted EPS and the ranges of exercise prices were 583,000 and $14.50 - $19.50 in 1998, 98,500 and $18.38 - $19.50 in 1997, and 158,500 and $18.00 - $19.50 in
1996.

Foreign Currency Translation:
Foreign currency balance sheet accounts are translated into United States dollars at the exchange rate in effect at year end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the statements of shareholders' investment.

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


NOTE 3--COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income consisted of net income and foreign currency translation adjustments, which are presented in the accompanying statements of shareholders' investment. Comprehensive income totaled $7,206,000, $17,703,000 and $15,270,000 in
1998, 1997 and 1996, respectively.


NOTE 4--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20,000,000 with interest at 1.5% over the "Effective Federal Funds Rate" (4.8% at January 2, 1999). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 1998, 1997 or 1996.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5--INCOME TAXES

The provision for income taxes consisted of the following:

                                    1998         1997         1996
                                 ----------   ----------   ----------
  Current-
    Federal                      $6,111,000   $8,689,000   $8,126,000
    State                           220,000      259,000      241,000
    Foreign                         128,000      155,000        2,000
                                 ----------   ----------   ----------
                                  6,459,000    9,103,000    8,369,000
  Deferred-
    Federal                      (2,629,000)     187,000     (517,000)
                                 ----------   ----------   ----------
                                 $3,830,000   $9,290,000   $7,852,000
                                 ==========   ==========   ==========

The provisions for income taxes reflected effective tax rates of 35.8%, 34.0% and 33.8% in 1998, 1997 and 1996, respectively, compared to the U.S. statutory rate of 35%. The Company's effective tax rates were impacted by state income taxes, goodwill amortization and benefits from a foreign sales corporation.

Major components of the Company's deferred tax assets and liabilities are as follows:
                                             January 2,    January 3,
                                                1999          1998
                                             ----------    ----------
Assets:
  Inventory reserves                         $1,076,000    $  808,000
  Accounts receivable reserves                     -          210,000
  Amortization of intangible assets           2,554,000          -
  Financial accruals and reserves
    not currently deductible                    563,000       522,000
                                             ----------    ----------
                                             $4,193,000    $1,540,000
                                             ==========    ==========
Liabilities:
  Depreciation                               $  197,000    $  310,000
  Software development costs                    727,000       678,000
  Other                                         129,000        41,000
                                             ----------    ----------
                                             $1,053,000    $1,029,000
                                             ==========    ==========

Cash expended for income taxes was $5,733,000, $9,733,000 and $8,459,000 in 1998, 1997 and 1996, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time U.S. employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $473,000, $336,000 and $278,000 in 1998, 1997 and 1996, respectively.

The Company may sell up to 1,000,000 shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85% of the market price on the date purchased. During 1998, 1997 and 1996, employees purchased 21,798, 17,201 and 12,923 shares, respectively. The weighted average fair value of shares purchased in 1998 was $13.01. At January 2, 1999, 873,621 shares were available for future purchases.

The Company has two stock option plans covering 2,800,000 shares of common stock. These plans permit options to be granted to key employees and the Company's Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant. No options are exercisable after ten years from the date of grant. At January 2, 1999, 1,815,093 shares were available for future granting. A summary of shares subject to options follows:

                           1998               1997              1996
                    ------------------  ----------------  ----------------
                              Weighted          Weighted          Weighted
                               Average           Average           Average
                              Exercise          Exercise          Exercise
                      Shares   Prices   Shares   Prices   Shares   Prices
                    --------- --------  ------- --------  ------- --------
 Outstanding at
  beginning of year   890,100  $14.33   723,300  $13.30   578,500  $12.07
   Granted            221,500   15.10   259,500   15.90   197,000   16.17
   Exercised           (7,000)   4.06   (61,700)   8.08   (36,196)   7.05
   Canceled           (11,500)  14.93   (31,000)  15.98   (16,004)  18.43
                    ---------           -------           -------
 Outstanding at
  end of year       1,093,100   14.54   890,100   14.33   723,300   13.30
                    =========           =======           =======
 Exercisable at
  end of year         943,100   14.25   735,600   14.09   606,300   12.90
                      =======           =======           =======
 Weighted average
  fair value of
  options granted       $6.23             $6.40             $6.56
                        =====             =====             =====

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of stock options outstanding at January 2, 1999 follows:

                               Outstanding                 Exercisable
                    ---------------------------------   -----------------
                                          Weighted
                               Weighted    Average               Weighted
                                Average   Remaining               Average
                               Exercise  Contractual             Exercise
    Price Ranges      Shares     Price   Life (Years)    Shares    Price
  ---------------   ---------  --------  ------------   -------  --------
  $ 2.47 - $ 7.03      76,000   $ 5.92       2.6         76,000   $ 5.92
   10.13 -  12.00     219,100    11.12       4.9        219,100    11.12
   13.00 -  15.00     288,000    13.97       8.5        229,000    14.11
   15.63 -  19.52     510,000    17.63       7.6        419,000    17.48
                    ---------                           -------
                    1,093,100    14.54       6.9        943,100    14.25
                    =========                           =======

The Company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share (basic and diluted) would have been reduced by approximately $924,000 and $.04 in 1998, $1,109,000 and $.05 in 1997, and $860,000 and $.04 in 1996.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                     1998          1997          1996
                                 -----------   -----------   -----------
  Dividend yield                     .6%           .5%           .5%
  Volatility                         40%           35%           36%
  Risk-free interest rates       5.5% - 5.6%   5.8% - 6.8%   6.2% - 6.7%
  Expected term of options         5 years       5 years       5 years

Black-Scholes is a widely accepted stock option pricing model, however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the Company's common stock.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS, continued

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. No shares were awarded in 1998, 1997 or 1996. At January 2, 1999, there were 345,200 shares available for future awards.


NOTE 7--FOUNDERS STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares or 21.4 percent of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share.

The shares subject to the agreements have been reclassified on the January 2, 1999 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption Agreements." The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding January 2, 1999 was less than $10.


NOTE 8--ACQUISITION & WRITE-DOWN OF DIGITAL IMAGING ASSETS

In May of 1997 the Company acquired substantially all the assets of Light Source Computer Images, Inc. ("Light Source") for $6,955,000 in cash. Light Source is a California-based producer of scanning, imaging and print optimization software. The acquisition was accounted for under the purchase method of accounting and was funded by proceeds from sales of short-term investments.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8--ACQUISITION & WRITE-DOWN OF DIGITAL IMAGING ASSETS, continued

The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company has paid $4,638,000 in cash into an escrow fund which is equal to the maximum contingent cash consideration that could be earned by the sellers if such sales goals are realized. The escrow fund payment is not included in the acquisition price stated in the preceding paragraph. If any contingent payments are made, those amounts will be accounted for as additional costs of the acquired assets and amortized over the remaining lives of the assets. As of January 2, 1999, no additional consideration had been paid from the escrow fund.

The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On January 2, 1999, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $25,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement remains in effect until July of 2000.

During the third quarter of 1998, increased competition in the digital imaging business and a continued rapid decline in the demand for certain digital imaging instruments, software and technology led the Company to reevaluate its digital imaging markets and product lines, which forced the recognition of an asset impairment loss. The non-cash, pre-tax write down of $6,694,000 ($4,351,000 after tax) consisted of $6,294,000 in goodwill, and $400,000 in fixed assets and other capitalized start-up costs associated with the 1997 Light Source asset acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1999 Annual Meeting of shareholders and filed with the Commission is incorporated herein by reference.


(b) Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."


(c) Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 1999 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captioned "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

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


(b) No reports on Form 8-K were filed for the 3-month period ended January 2, 1999.


(c) See Exhibit Index located on page 37.


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

                                  X-RITE, INCORPORATED


               March 25, 1999     /s/ Ted Thompson
                                  ----------------------------------
                                  Ted Thompson, Chairman and
                                    Chief Executive Officer

               March 25, 1999     /s/ Duane Kluting
                                  ----------------------------------
                                  Duane Kluting, Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 17th day of March, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Ted Thompson and Duane Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Ted Thompson                      /s/ Peter M. Banks
----------------------------------    ----------------------------------
Ted Thompson, Director                Dr. Peter M. Banks, Director


/s/ Stanley W. Cheff                  /s/ Richard E. Cook
----------------------------------    ----------------------------------
Stanley W. Cheff, Director            Richard E. Cook, Director


                                      /s/ James A. Knister
----------------------------------    ----------------------------------
Dr. Marvin G. DeVries, Director       James A. Knister, Director


                                      /s/ Ronald A. VandenBerg
----------------------------------    ----------------------------------
Rufus S. Teesdale, Director           Ronald A. VandenBerg, Director


/s/ Charles Van Namen
----------------------------------
Charles Van Namen, Director

                              EXHIBIT INDEX
--------------------------------------------------------------------------

   3(a) Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

   3(b) Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services

   3(e) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998
          (Commission File No. 0-14800) and incorporated herein by reference)

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

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook

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

  23      Consent of independent accountants

  27      Financial Data Schedule

<EX-3.d>
                                                               Exhibit 3(d)



 _________________________________________________________________________
|                                                                         |
|   MICHIGAN DEPARTMENT OF COMMERCE - CORPORATION AND SECURITIES BUREAU   |
|_________________________________________________________________________|
|Date Received|          |             (FOR BUREAU USE ONLY)              |
|             |          |                     FILED                      |
| DEC 21 1998 |          |                  DEC 28 1998                   |
|_____________|__________|                 Administrator                  |
|             |          | MI DEPARTMENT OF CONSUMER & INDUSTRY SERVICES  |
|             |          |CORPORATION SECURITIES & LAND DEVELOPMENT BUREAU|
|             |          |                                                |
|_____________|__________|_________________   12/21/1998 CSALKELD         |
| Name  J. Terry Moran                     |  Trans 01048597              |
| Varnum, Riddering, Schmidt & Howlett LLP |  091366                      |
|__________________________________________|  273318                      |
| Address                                  |  Total $10.00                |
| P.O. Box 352                             |  Crps Org & Filing & LLB art |
|__________________________________________|                              |
| City           State      Zip            | EFFECTIVE DATE:              |
| Grand Rapids, Michigan  49501-0352       |                              |
|__________________________________________|______________________________|
 DOCUMENT WILL BE RETURNED TO NAME AND ADDRESS INDICATED ABOVE


         CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
                      For use by Domestic Corporations
          (Please read information and instructions on last page)


    Pursuant to the provisions of Act 284, Public Acts of 1972 (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:

 _________________________________________________________________________
|                                                                         |
| 1. The present name of the corporation is:  X-RITE, INCORPORATED        |
|                                                                         |
|                                                                         |
| 2. The identification number assigned by the Bureau is: 091-366         |
|                                                                         |
|                                                                         |
| 3. The location of its registered office is:                            |
|                                                                         |
|    3100 44th Street, S.W.        Grandville,           Michigan 49428   |
|    (Street Address)               (City)                  (Zip Code)    |
|                                                                         |
|_________________________________________________________________________|

 _________________________________________________________________________
|                                                                         |
| 4. Subsections B and C of Article IV of the Articles of Incorporation   |
|    are hereby amended to read as follows:                               |
|                                                                         |
|                              ARTICLE IV.                                |
|                                                                         |
|   B. Size of Board.  The Board of Directors shall consist of at least   |
| six, but not more than nine members and the specific number of          |
| directors to be elected or appointed within such limits shall be as     |
| determined by the Board of Directors from time to time.                 |
|                                                                         |
|                                                                         |
| C. Classification of Board. Directors shall be divided into three | | classes and each class shall be as nearly equal in number as possible | | to the other classes. At each annual meeting of shareholders, directors| | shall be elected to serve for a term which expires at the third annual | | meeting of the shareholders following the meeting of shareholders at | | which the director is elected, or for such shorter term where necessary | | to balance the number of directors in each of the three classes of |
| directors.                                                              |
|_________________________________________________________________________|

5. COMPLETE SECTION (a) IF THE AMENDMENT WAS ADOPTED BY THE UNANIMOUS CONSENT OF THE INCORPORATOR(S) BEFORE THE FIRST MEETING OF THE BOARD OF DIRECTORS OR TRUSTEES; OTHERWISE, COMPLETE SECTION (b). DO NOT COMPLETE BOTH.

a.___ The foregoing amendment to the Articles of Incorporation was duly adopted on the ____ day of ___________, 1998, in accordance with the provisions of the Act by the unanimous consent of the incorporator(s) before the first meeting of the Board of Directors or Trustees.

      Signed this ___day of________, 1998.

                                         ________________________________
                                                    (Signature)



b._X_ The foregoing amendment to the Articles of Incorporation was duly adopted on the 20th day of May, 1998. The amendment: (check one of the following)

     _X_ was duly adopted in accordance with Section 611(2) of the Act by the vote of the shareholders if a profit corporation, or by the vote of the shareholders or members if a nonprofit corporation, or by the vote of directors if a nonprofit corporation organized on a non-stock directorship basis. The necessary votes were cast in favor of the amendment.

     ___ was duly adopted by the written consent of all the directors pursuant to Section 525 of the Act and the corporation is a nonprofit corporation organized on a non-stock directorship basis.

     ___ was duly adopted by the written consent of the shareholders or members having not less than the minimum number of votes required by statute in accordance with Section 407(1) and (2) of the Act if a nonprofit corporation, and Section 407(1) of the Act if a profit corporation. Written notice to shareholders who have not consented in writing has been given. (Note: Written consent by less than all of the shareholders or members is permitted only if such provision appears in the Articles of Incorporation.)

     ___ was duly adopted by the written consent of all the shareholders or members entitled to vote in accordance with Section 407(3) of the Act if a non-profit corporation, and Section 407(2) of the Act if a profit corporation.

                  Signed this ___31st___ day of November, 1998

                  By _____/s/Ted Thompson__________________________
                     Ted Thompson, Chairman and CEO

<EX-10.d>
                                                              Exhibit 10(d)


                            EMPLOYMENT AGREEMENT


THIS IS AN AGREEMENT dated April 17, 1998 ("Agreement"), between X-RITE, INCORPORATED, 3100 44th Street, SW, Grandville, Michigan 49418 ("X-Rite"), and RICHARD E. COOK of 1207 Sorrento Court, Holland, Michigan 49423 ("Executive").


IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED HEREIN, THE PARTIES
AGREE:

 1. Employment. X-Rite hereby employs Executive, and Executive hereby accepts employment, on the terms and subject to the conditions set forth herein.

 2. Term of Agreement. The term of this Agreement shall commence as of the date set forth above, for an initial term commencing June 2, 1998, and extending through May 31, 2001. After expiration of the initial term, Executive's employment shall be annually renewed under the terms of Paragraph 6 of this Agreement, unless and until terminated pursuant to Paragraph 7 of this Agreement.

 3. Compensation. During Executive's employment under this Agreement, Executive shall be paid an annual salary, annual bonuses, and other fringe benefits, as determined from time to time by the Board of Directors of X-Rite or a committee thereof, subject to the following:

     a. Salary. During 1998, Executive's salary hereunder shall be $250,000 on an annualized basis. Salary shall be paid periodically in accordance with X-Rite's normal payroll practices.

     b. Bonus. Executive will be entitled to participate in any bonus or other incentive compensation program now or hereafter applicable to X-Rite's executives; provided, however, that Executive's bonus for fiscal 1998 shall be $58,333.

     c. Insurance and Other Fringe Benefits. Executive shall be offered such insurance and other fringe benefits including, but not limited to, medical, dental, long term disability, group life insurance, and accidental death and dismemberment insurance, employee stock purchase plan, and 401(k) retirement plan pursuant to X-Rite's plans and policies in effect from time to time for its executives.

     d. Vacation. Executive will be entitled to four weeks vacation and will remain at that level until his X-Rite service entitles him to additional vacation under X-Rite's normal vacation policy.

     e. Leased Car Program. During Executive's employment under this Agreement, Executive will be provided an automobile consistent with X-Rite's executive automobile program.

     f. Stock Options. Executive will be entitled to participate in any stock option incentive program now or hereafter applicable to X-Rite's executives; provided, however, that Executive's stock options for fiscal 1998 shall be for 7,500 shares at a strike price based upon the closing price for the Company's common stock on the day before the commencement of the initial term of this Agreement.

     g. Deferred Compensation. Executive and X-Rite shall enter into a Rabbi Trust or equivalent deferred compensation arrangement.

 4. Duties. Executive shall be employed as President and Chief Operating Officer of X-Rite, with duties and responsibilities consistent with that office. During the period of his employment by X-Rite, Executive shall devote substantially his entire business time and energy to the business and affairs of X-Rite and will use his best efforts to perform his duties as an executive of X-Rite. During the period of Executive's employment pursuant to this Agreement, Executive shall not be required to relocate or to spend any substantial amount of time outside of the area of Western Michigan, except for business travel obligations.

 5. Loyalty and Confidentiality. Executive agrees that during his employment pursuant to this Agreement he will not, without the prior approval of the Board of Directors of X-Rite, either for himself or on behalf of any other person, firm or corporation, directly or indirectly divert or attempt to divert from X-Rite any business opportunity or business whatsoever, or attempt to negatively influence any X-Rite customers or potential X-Rite customers with whom Executive may have dealings. Executive shall forever hold in strictest confidence and shall not use or disclose any confidential information, technique, process, development, or experimental work, trade secret, customer lists, or other secret and confidential matter relating to the products, services, sales, employees, or business of X-Rite, except as such disclosure or use may be required in connection with Executive's work for X-Rite. Upon termination of his employment with X-Rite, Executive shall deliver to X-Rite any and all materials relating to X-Rite's business including, without limitation, all customer lists, keys, financial information, business notes, business plans, credit cards, memoranda, specifications, and documents. Executive shall not retain any photocopies or other facsimiles of such materials.

 6. Renewal. At the end of the initial period of employment provided in Paragraph 2 of this Agreement, such period of employment shall be automatically extended for regular periods of one year each (commencing at the end of the previous period whether it be the initial period or one of the one-year extension periods) unless either

     X-Rite or Executive shall notify the other in writing no later than ninety (90) days prior to the end of the period then current (whether it is the initial period or one of the extension periods) that it or he does not choose to extend this period of employment.

 7. Termination. Notwithstanding the terms of Paragraphs 2 and 6 of this Agreement, Executive's employment may be terminated as follows:

     a. Death. If Executive, while in the employ of X-Rite, shall die prior to the expiration of the term of employment, this Agreement shall terminate upon Executive's death, which for purposes of this Agreement shall be deemed to have occurred on the last day of the month in which his death occurs.

     b. Disability. If Executive shall be unable to substantially perform his duties for a period of nine (9) successive months by reason of illness or other similar incapacity or disability, this Agreement may be terminated as of the end of any calendar month following such nine months by X-Rite, based upon a determination that Executive is disabled and by notice in writing to that effect to Executive. Any determination as to whether Executive is disabled shall be made by a licensed physician selected by agreement of X-Rite and Executive or, if they cannot agree upon a physician, then by a majority of a panel of three (3) licensed physicians, one selected by X-Rite, one selected by Executive, and the third selected by the first two.

     c. Termination for Cause. X-Rite shall have the right to terminate Executive's employment for "Cause." For purposes of this agreement, "Cause" shall be limited to:

          (i) failure by Executive to substantially perform assigned duties consistent with Paragraph 4 above (other than any failure resulting from an illness or other similar incapacity or disability), or to comply with policies applicable to all executives, after a demand for substantial performance or compliance is made to Executive which specifically identifies the manner in which it is alleged that Executive has not substantially performed or complied;

          (ii) engaging by Executive in misconduct which is materially injurious to X-Rite, monetarily or otherwise; or

          (iii) engaging by Executive in conduct involving dishonesty or fraud or his conviction of a crime involving moral turpitude.

     d. Termination by Executive for Good Reason. Executive shall have the right to terminate his employment with X-Rite for "Good Reason" by providing written notice of the termination to X-Rite within thirty (30) days of the occurrence of any of the following. For purposes of the Agreement, "Good Reason" shall mean:

          (i) without Executive's express written consent, the assignment to Executive of duties materially inconsistent with Executive's position, duties, responsibilities and status with X-Rite;

          (ii) a reduction by X-Rite in Executive's monthly salary as in effect on the date of this Agreement or as the same may be increased from time to time;

          (iii) the failure by X-Rite to continue in effect any benefit or compensation plan, life insurance plan, health and accident plan, or disability plan in which Executive is participating (or plans providing Executive with substantially similar benefits), the taking of any action by X-Rite which would adversely affect Executive's participation in or materially reduce Executive's benefits under any of such plans, or deprive Executive of any material fringe benefit enjoyed by Executive, or the failure by X-Rite to provide Executive with the number of paid vacation days to which Executive is then entitled on the basis of years of service with X-Rite in accordance with X-Rite's normal vacation policy in effect on the date of this Agreement; provided, however, that X-Rite may do any of the foregoing in connection with any action that affects all executives in substantially the same manner.

          (iv) the failure of X-Rite to obtain the agreement of any successor to assume and perform this Agreement as contemplated in Paragraph 11 hereof; or

          (v) a material breach by X-Rite of its obligations under this Agreement.

     e. Termination by Notice. X-Rite and Executive shall each have the right to terminate their employment relationship for reasons other than those provided above in this Paragraph 7 by giving written notice to the other party specifying the date of termination.

 8.  Severance Pay.

     a. Severance Pay After Change In Control. If a change in control of X-Rite has occurred, Executive's employment may be terminated by written notice to X-Rite at any time within one (1) year after such change in control, and Executive shall be entitled to receive Severance Pay for the period specified in Subsection 8(e) below. For purposes of this Paragraph 8, a change in control of X-Rite shall mean a sale of all or substantially all of the assets of X-Rite, a merger or consolidation involving X-Rite where X-Rite is not the surviving corporation, or a majority of the directors then serving on the Board of Directors of X-Rite are not Continuing Directors. As used herein "Continuing

          Directors" means directors who are serving at the date of the commencement of this Agreement and directors who are subsequently nominated by the affirmative vote of two-thirds of all directors then holding office.

     b. Severance Pay After Termination By Notice or For "Good Reason." If Executive's employment shall be terminated by X-Rite by written notice under Subparagraph 7(e) of this Agreement or by the provision of ninety (90) days written notice of intent not to renew Executive's employment under Paragraph 6 of this Agreement, or if Executive's employment is terminated by Executive under Subparagraph 7(d) of this Agreement, Executive shall be entitled to receive Severance Pay for the period specified in Subsection 8(e) below.

     c. Severance Pay After Termination For Cause. If Executive's employment shall be terminated on account of death, disability, or cause, or by the Executive by written notice under subparagraph 7(e), then X-Rite shall have no severance pay obligations to Executive under this Agreement.

     d. Description of Severance Pay. Severance Pay shall be the following:

          (i) monthly severance payments equal to Executive's monthly salary for the last full month immediately preceding his termination, plus one-twelfth (1/12) of Executive's bonus for the calendar year immediately preceding his termination;

          (ii) maintenance by X-Rite in full force and effect for the continued benefit of Executive, of the hospital/medical insurance coverage under X-Rite's current group health insurance policy, or the coverage under any subsequent group insurance policy or plan as furnished to X-Rite's management personnel, or the equivalent of such benefit furnished directly to Executive for the entire time period required under COBRA;

     e. Severance Payment. Severance Pay shall be payable for that number of whole months remaining between the effective date of termination of Executive's employment and the end of the thirty-sixth month after the date of this Agreement; provided, however, that the payment period shall never be less than twelve (12) months.

     f. Mitigation of Severance Benefits. Executive shall not be required to mitigate the amount of any payments of severance benefits provided in this Paragraph 8 by seeking other employment or otherwise, nor shall the amount of any payment provided in this Paragraph 8 be reduced by any compensation earned by Executive as a result of his employment with another employer after termination, or otherwise.

 9. Covenant Not to Compete. Executive agrees that during his employment pursuant to this Agreement and for a period of two (2) years thereafter, Executive shall not: (i) participate directly or indirectly, in the ownership, management, financing or control of any business which is, or is about to become, a competitor of X-Rite or its subsidiaries; (ii) provide consulting services or serve as an officer or director for any such business; or (iii) solicit, encourage or facilitate employees of X-Rite to terminate their employment with X-Rite in favor of any other employer. Executive is not prohibited by this Paragraph, however, from owning stock of any corporation whose shares are publicly traded so long as that ownership is in no case more than five percent (5%) of such shares of the corporation.

10. Executive Liability Insurance Coverage and Indemnification. Nothing in this Agreement shall deprive Executive, both during and subsequent to the termination of his employment pursuant to this Agreement, of the benefits of X-Rite's existing or hereafter obtained executive liability insurance coverage, subject to the terms and conditions of such coverage, nor of any right to indemnification under X-Rite's Articles of Incorporation and Bylaws or under any indemnification agreement between X-Rite and Executive, subject to the limitations on indemnification set forth therein.

11. Successors. X-Rite shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of X-Rite, by agreement in form and substance reasonably satisfactory to Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that X-Rite would be required to perform it if no such succession had taken place. Failure of X-Rite to obtain such agreement prior to the effectiveness of any succession shall be a breach of this Agreement and shall entitle Executive to compensation from X-Rite in the same amount and on the same terms as Executive would be entitled hereunder if Executive terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the date of termination. As used in this Agreement, "X-Rite" shall mean X-Rite and any successor to X-Rite's business and/or assets as aforesaid which executed and delivers the agreement provided for in this Paragraph 11 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

12 Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by the Executive and his heirs and personal representatives. If Executive should die while any amount would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the beneficiary designated by Executive in a writing delivered to X-Rite, or if there be no such designated beneficiary, to his estate.

13. Notice. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Executive at the address set forth on the first page of this Agreement, or to X-Rite at its principal executive offices to the attention of the Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

14. Modification or Waiver. No provisions of this Agreement may be amended, modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Executive and such officer as may be specifically designated by the Board of Directors of X-Rite. No waiver by either party to this Agreement at any time of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party, nor any compliance with any such condition or provision by the party not required to so perform, shall be deemed a waiver of similar or dissimilar provisions or conditions at that time or at any prior or subsequent time. Failure to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed waiver or relinquishment of such right or power at any other time.

15. Governing Law. This Agreement was entered into in the state of Michigan and shall be construed and interpreted in accordance with the laws of the state of Michigan as applied to contracts made and to be performed in the state of Michigan. Any action arising out of or to enforce this Agreement must be brought in courts in the state of Michigan. The parties consent to the jurisdiction of the courts in the state of Michigan and to service of process by registered mail, return receipt requested, or by any other manner provided by law.

16. Arbitration. Except for matters arising pursuant to Section 9 of this Agreement, any dispute between the parties with respect to this Agreement shall be resolved exclusively by arbitration in accordance with the rules for commercial arbitration promulgated by the American Arbitration Association. The arbitration shall be conducted in Grand Rapids, Michigan and the award shall be final and binding upon the parties and enforceable in any court of competent jurisdiction.

17. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

18. Miscellaneous. No agreements or representations, oral or otherwise, express or implied, with respect to the specific subject matter hereof have been made by either party which are not set forth expressly in this Agreement.

     IN WITNESS WHEREOF, X-Rite has caused this Agreement to be executed by a duly authorized corporate officer and Executive has executed this Agreement as of the date and year first above written.

                              X-RITE, INCORPORATED


                              By /s/ Ted Thompson
                                -----------------------------------
                                Ted Thompson, Chairman/CEO



                               /s/ Richard E. Cook
                              -------------------------------------
                              Richard E. Cook, Executive

<EX-21>
                                                               Exhibit 21




                           X-RITE, INCORPORATED
                           LIST OF SUBSIDIARIES


   1. X-Rite International, Inc., a Barbados Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a foreign sales corporation.

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

   5. X-Rite Ltd, a United Kingdom Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.

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

   9. Labsphere Ltd, a United Kingdom Corporation, is wholly owned by Labsphere, Incorporated and being utilized as a sales office.

  10. Light Source Acquisition Company, is wholly by X-Rite, Incorporated and was utilized in 1997 to acquire substantially all the assets of Light Source Computer Images, Inc.

  11. X-Rite Mediterranee SARL, a French Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.

<EX-23>
                                                               Exhibit 23












                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated January 27, 1999, included in this Form 10-K, into X-Rite, Incorporated's previously filed Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260.


                                           /s/ Arthur Andersen LLP


Grand Rapids, Michigan,
March 25, 1999.