Form 10-Q
period 1999-04-03
X RITE INC
filed 1999-05-14
CIK 790818

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 3, 1999
                               -----------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at May 1, 1999 was 21,200,304 shares.

                                               Exhibit Index on page 14.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                               April 3,      January 2,
                                                 1999           1999
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,443,000    $ 1,536,000
  Short-term investments                      19,099,000     19,268,000
  Accounts receivable, less allowances of
    $854,000 in 1999 and $798,000 in 1998     17,682,000     19,589,000
  Inventories                                 16,192,000     15,871,000
  Deferred tax assets                          1,641,000      1,495,000
  Prepaid expenses and other current assets    2,323,000        980,000
                                             -----------    -----------
      Total current assets                    58,380,000     58,739,000


PROPERTY AND EQUIPMENT, at cost               38,953,000     37,337,000
  Less accumulated depreciation              (20,378,000)   (19,553,000)
                                             -----------    -----------
                                              18,575,000     17,784,000

OTHER ASSETS:
  Costs in excess of net assets acquired       8,409,000      8,572,000
  Cash value of life insurance                 6,463,000      3,091,000
  Other noncurrent assets                      7,293,000      7,258,000
                                             -----------    -----------
                                              22,165,000     18,921,000
                                             -----------    -----------

                                             $99,120,000    $95,444,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                               April 3,      January 2,
                                                 1999           1999
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 2,078,000    $ 1,772,000
  Accrued liabilities--
    Payroll and employee benefits              1,670,000      1,618,000
    Income taxes                               1,558,000        309,000
    Other accrued liabilities                  1,218,000      1,626,000
                                             -----------    -----------
      Total current liabilities                6,524,000      5,325,000


VALUE OF SHARES SUBJECT
  TO REDEMPTION AGREEMENTS                    45,400,000     45,400,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 1,665,000      1,664,000
  Additional paid-in capital                   8,205,000      8,143,000
  Retained earnings                           42,253,000     39,793,000
  Shares in escrow                            (4,800,000)    (4,794,000)
  Accumulated other comprehensive loss          (127,000)       (87,000)
                                             -----------    -----------
                                              47,196,000     44,719,000
                                             -----------    -----------

                                             $99,120,000    $95,444,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                 Three Months Ended
                                              April 3,        April 4,
                                                1999            1998
                                            -----------     -----------
Net sales                                   $23,688,000     $23,637,000
Cost of sales                                 7,833,000       8,021,000
                                            -----------     -----------
  Gross profit                               15,855,000      15,616,000

Operating expenses:
  Selling & marketing                         4,911,000       5,090,000
  Engineering, general & administrative       4,385,000       3,807,000
  Research & development                      2,183,000       2,111,000
                                            -----------     -----------
                                             11,479,000      11,008,000
                                            -----------     -----------
  Operating income                            4,376,000       4,608,000

Other income                                    231,000         104,000
                                            -----------     -----------
  Income before income taxes                  4,607,000       4,712,000

Income taxes                                  1,624,000       1,602,000
                                            -----------     -----------

    NET INCOME                              $ 2,983,000     $ 3,110,000
                                            ===========     ===========


Earnings per share:

  Basic                                            $.14            $.15
                                                   ====            ====
  Diluted                                          $.14            $.15
                                                   ====            ====

Cash dividends per share                          $.025           $.025
                                                  =====           =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Three Months Ended
                                                April 3,       April 4,
                                                  1999           1998
                                              -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $ 5,625,000     $3,483,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           11,150,000      2,250,000
  Proceeds from maturities of investments         355,000        400,000
  Purchases of investments                    (11,338,000)    (1,750,000)
  Capital expenditures                         (1,732,000)      (613,000)
  Purchases of other assets                      (347,000)      (352,000)
  Increase in cash value of life insurance     (3,372,000)    (3,009,000)
  Other investing activities                       56,000         45,000
                                              -----------     ----------
    Net cash and cash equivalents
      used for investing activities            (5,228,000)    (3,029,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                 (529,000)      (529,000)
  Issuance of common stock                         63,000         88,000
                                              -----------     ----------
    Net cash and cash equivalents
      used for financing activities              (466,000)      (441,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                            (24,000)        84,000
                                              -----------     ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (93,000)        97,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       1,536,000      2,808,000
                                              -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $ 1,443,000     $2,905,000
                                              ===========     ==========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 1998 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 3, 1999 and the results of its operations and its cash flows for the three month periods ended April 3, 1999 and April 4, 1998. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 3,      January 2,
                                            1999           1999
                                        -----------    -----------

     Raw materials                      $ 6,967,000    $ 6,575,000
     Work in process                      5,623,000      5,623,000
     Finished goods                       3,602,000      3,673,000
                                        -----------    -----------
                                        $16,192,000    $15,871,000
                                        ===========    ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 3--EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

                                                  Three Months Ended
                                               April 3,       April 4,
                                                 1999           1998
                                              ----------     ----------
 Numerators:
   Net income numerators for
     both basic and diluted EPS               $2,983,000     $3,110,000
                                              ==========     ==========
 Denominators:
   Denominators for basic EPS; weighted
     average common shares outstanding        20,929,523     20,909,348
   Potentially dilutive shares-
     Shares subject to redemption agreements     911,201           -
     Stock options                                11,229        102,906
                                              ----------     ----------
   Denominators for diluted EPS               21,851,953     21,012,254
                                              ==========     ==========

During the first quarter of 1999, certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 902,100 and $7.03 - $19.25 in 1999, and 446,000 and $14.50 - $19.25 in 1998.


NOTE 4--COMPREHENSIVE INCOME

Comprehensive income consisted of net income and foreign currency translation adjustments, and was $2,943,000 for the quarter ended
April 3, 1999 and $3,242,000 for the quarter ended April 4, 1998.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 5--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

In January of 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.4 percent, of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share. The closing price of the Company's common stock on the day the agreements were announced was $18.75.

The shares subject to the agreements have been reclassified on the April 3, 1999 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption Agreements." The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding April 3, 1999 was less than $10.


NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company established an escrow fund equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On April 3, 1999, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $31,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement remains in effect until July of 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first quarter of 1999 totaled $5.6 million. The primary source of cash was net income earned during the period. Included in net income were certain accounting charges that did not require the use of cash. The largest non-cash accounting charges, which totaled $1.2 million, were depreciation and amortization.

Following short-term investment transactions, the most significant investing activity during the first three months of 1999 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or 21.4 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in the first quarter, approximately $3.4 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first three months of 1999 totaled $1.7 million and consisted mainly of building improvements, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1999 will be approximately $2.3 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $529,000 were paid during the first quarter which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

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



RESULTS OF OPERATIONS

Net Sales:

First quarter 1999 consolidated net sales of $23.7 million were approximately the same as sales in the same quarter a year ago.
International sales as a percentage of total sales were slightly higher compared to first quarter 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued



Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 66.9% for the first quarter of 1999, compared to 66.1% for the first quarter of 1998. The increase was due to a favorable change in product sales mix.


Operating Expenses:

Selling and marketing expenses decreased 3.5% in the first quarter of 1999 compared to the same period in 1998. The Company has continued to finance its sales and marketing efforts at levels comparable to 1998 in order to develop long-term international growth opportunities.

First quarter engineering, general and administrative ("EG&A") expenses increased 15.2% compared to the same quarter in the prior year. The increase was due primarily to the addition of a sales office in France and expansion of the Company's Hong Kong and U.K. offices.

Research and development expenses in the first quarter increased 3.4% compared with the same period in 1998. Research activities have been funded at levels comparable to the prior year when the Company made a conscious decision to step up efforts aimed at expediting new product introductions.


Other Income:

Other income consisted mainly of interest earnings from invested funds. First quarter interest income was higher due to an increase in funds available for investment.


Net Income:

The Company recorded net income of $3.0 million for the first three months of 1999 compared to $3.1 million in the same period of 1998. On a per share basis, first quarter net income was $.14 in 1999 and $.15 in 1998. The average number of common and common equivalent shares outstanding was not significantly different between the periods.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued



YEAR 2000 READINESS DISCLOSURE

X-Rite is actively engaged in taking steps to insure that information technology ("IT") systems, products, embedded technology and material third parties are all prepared to process date-related information in the Year 2000 ("Y2K"). X-Rite's senior management has assembled a project team to address Y2K issues at the Company's world headquarters and at all subsidiary locations. The Y2K project team is seeking to complete readiness assessment, and development and testing of remediation solutions by July 31, 1999. Final implementation of those solutions and the essential elements of a Y2K contingency plan are scheduled to be completed during the third quarter of 1999.

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

     Products-
     Remediation solutions are being limited to current products produced or supported. Products that have reached the end of the support period, or will reach the end of the support period by the year 2000, have not been included in the assessment process. Approximately 98% of the Company's currently supported products have been assessed, remediated (if necessary) and tested. The remaining 2% of those products are expected to be completed on schedule.

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



YEAR 2000 READINESS DISCLOSURE, continued

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

The preceding Year 2000 Readiness Disclosure is based in part upon information provided by certain of the Company's IT suppliers, third party service providers and various other vendors without independent verification by the Company.


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

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 14 of this Form 10-Q report.

         (b) No reports on Form 8-K were filed for the 3-month period ended April 3, 1999.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    May 14, 1999        /s/ Ted Thompson
                                        ----------------------
                                        Ted Thompson
                                        Chairman, and Chief
                                        Executive Officer



                    May 14, 1999        /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

                              EXHIBIT INDEX
--------------------------------------------------------------------------

   3(a) Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

   3(b) Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998
          (Commission File No. 0-14800) and incorporated herein by reference)

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

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule