Form 10-Q
period 1999-07-03
X RITE INC
filed 1999-08-16
CIK 790818

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 3, 1999
                               ---------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at August 2, 1999 was 21,209,238 shares.

                                               Exhibit Index on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS




                                                July 3,      January 2,
                                                 1999           1999
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 9,850,000    $ 1,536,000
  Short-term investments                      11,423,000     19,268,000
  Accounts receivable, less allowances of
    $838,000 in 1999 and $798,000 in 1998     18,252,000     19,589,000
  Inventories                                 15,105,000     15,871,000
  Deferred tax assets                          1,787,000      1,495,000
  Prepaid expenses and other current assets    1,965,000        980,000
                                             -----------    -----------
      Total current assets                    58,382,000     58,739,000


PROPERTY AND EQUIPMENT, at cost               40,414,000     37,337,000
  Less accumulated depreciation              (21,190,000)   (19,553,000)
                                             -----------    -----------
                                              19,224,000     17,784,000

OTHER ASSETS:
  Costs in excess of net assets acquired       8,271,000      8,572,000
  Cash value of life insurance                 6,589,000      3,091,000
  Other noncurrent assets                      7,398,000      7,258,000
                                             -----------    -----------
                                              22,258,000     18,921,000
                                             -----------    -----------

                                             $99,864,000    $95,444,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                                July 3,      January 2,
                                                 1999           1999
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 1,670,000    $ 1,772,000
  Accrued liabilities--
    Payroll and employee benefits              1,848,000      1,618,000
    Income taxes                                    -           309,000
    Other accrued liabilities                  1,341,000      1,626,000
                                             -----------    -----------
      Total current liabilities                4,859,000      5,325,000


VALUE OF SHARES SUBJECT TO
  REDEMPTION AGREEMENTS                       45,400,000     45,400,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 1,666,000      1,664,000
  Additional paid-in capital                   8,259,000      8,143,000
  Retained earnings                           45,055,000     39,793,000
  Shares in escrow                            (4,807,000)    (4,794,000)
  Cumulative translation adjustment             (568,000)       (87,000)
                                             -----------    -----------
                                              49,605,000     44,719,000
                                             -----------    -----------

                                             $99,864,000    $95,444,000
                                             ===========    ===========



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                            Three Months Ended         Six Months Ended
                            July 3,      July 4,      July 3,      July 4,
                             1999         1998         1999         1998
                         -----------  -----------  -----------  -----------
Net sales                $24,331,000  $24,286,000  $48,019,000  $47,923,000
Cost of sales              8,224,000    8,200,000   16,057,000   16,221,000
                         -----------  -----------  -----------  -----------
  Gross profit            16,107,000   16,086,000   31,962,000   31,702,000

Operating expenses:
  Selling & marketing      5,021,000    5,042,000    9,932,000   10,132,000
  Engineering, general
    & administrative       3,941,000    4,078,000    8,326,000    7,885,000
  Research & development   2,189,000    1,983,000    4,372,000    4,094,000
                         -----------  -----------  -----------  -----------
                          11,151,000   11,103,000   22,630,000   22,111,000
                         -----------  -----------  -----------  -----------

  Operating income         4,956,000    4,983,000    9,332,000    9,591,000

Other income                 181,000       91,000      412,000      195,000
                         -----------  -----------  -----------  -----------
  Income before
    income taxes           5,137,000    5,074,000    9,744,000    9,786,000

Income taxes               1,811,000    1,725,000    3,435,000    3,327,000
                         -----------  -----------  -----------  -----------

  NET INCOME             $ 3,326,000  $ 3,349,000  $ 6,309,000  $ 6,459,000
                         ===========  ===========  ===========  ===========

Earnings per share:

  Basic                         $.16         $.16         $.30         $.31
                                ====         ====         ====         ====
  Diluted                       $.15         $.16         $.29         $.31
                                ====         ====         ====         ====

Cash dividends per share       $.025        $.025        $.050        $.050
                               =====        =====        =====        =====



See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended
                                                 July 3,       July 4,
                                                  1999          1998
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES           $9,336,000    $8,444,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           19,875,000     2,050,000
  Proceeds from maturities of investments       1,098,000     1,880,000
  Purchases of investments                    (13,133,000)   (4,697,000)
  Capital expenditures                         (3,259,000)   (1,315,000)
  Acquisitions, less cash acquired                   -         (382,000)
  Purchases of other assets                      (705,000)     (710,000)
  Increase in cash value of life insurance     (3,498,000)   (3,039,000)
  Other investing activities                       56,000        55,000
                                               ----------    ----------
    Net cash and cash equivalents provided
      by (used for) investing activities          434,000    (6,158,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                               (1,060,000)   (1,058,000)
  Issuance of common stock                        118,000       151,000
                                               ----------    ----------
    Net cash and cash equivalents
      used for financing activities              (942,000)     (907,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (514,000)       90,000
                                               ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       8,314,000     1,469,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       1,536,000     2,808,000
                                               ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER    $9,850,000    $4,277,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 3, 1999 and the results of its operations and its cash flows for the three and six month periods ended July 3, 1999 and July 4, 1998. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 3,       January 2,
                                           1999            1999
                                        -----------    -----------
     Raw materials                      $ 6,355,000    $ 6,575,000
     Work in process                      5,140,000      5,623,000
     Finished goods                       3,610,000      3,673,000
                                        -----------    -----------
                                        $15,105,000    $15,871,000
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

                              Three Months Ended        Six Months Ended
                              July 3,     July 4,      July 3,     July 4,
                               1999        1998         1999        1998
                            ----------  ----------   ----------  ----------
Numerators:
 Net income numerators
  for both basic and
  diluted EPS               $3,326,000  $3,349,000   $6,309,000  $6,459,000
                            ==========  ==========   ==========  ==========
Denominators:
  Denominators for basic
   EPS; weighted average
   common shares
   outstanding              20,943,240  20,908,764   20,936,382  20,909,056
  Potentially
   dilutive shares-
    Shares subject to
     redemption agreements   1,155,876        -       1,033,539        -
    Stock options                8,322      77,619        9,775      90,263
                            ----------  ----------   ----------  ----------
    Denominators for
     diluted EPS            22,107,438  20,986,383   21,979,696  20,999,319
                            ==========  ==========   ==========  ==========

During the second quarter of 1999, certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the calculation of diluted EPS because option prices were greater than the average market prices for the periods presented. The number of stock options not included in the calculation of diluted EPS and the range of exercise prices was 904,400 and $7.03 - $19.50 in 1999, and 525,500 and $14.50 - $19.50 in 1998.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--COMPREHENSIVE INCOME

Comprehensive income consisted of net income and foreign currency translation adjustments, and was $2,885,000 and $5,828,000 for the three and six month periods ended July 3, 1999; and $3,482,000 and $6,724,000 for the three and six month periods ended July 4, 1998.


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

The shares subject to the agreements have been reclassified on the July 3, 1999 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption Agreements." The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding July 3, 1999 was less than $10.


NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company established an escrow fund equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On July 3, 1999, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $38,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement remains in effect until July of 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first six months of 1999 totaled $9.3 million. The primary source of cash was net income earned during the period. Included in net income were certain accounting charges that did not require the use of cash. The largest non-cash accounting charges, which totaled $2.4 million, were depreciation and amortization.

Following short-term investment transactions, the most significant investing activity during the first six months of 1999 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or 21.4 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in the first quarter, approximately $3.5 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first six months of 1999 totaled $3.3 million and consisted mainly of building improvements, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1999 will be approximately $1 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.1 million were paid during the first half of 1999 which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued



RESULTS OF OPERATIONS

Net Sales:

Second quarter and year-to-date 1999 consolidated net sales were approximately the same as sales in the same periods a year ago. During the second quarter there were changes in product mix compared to the prior year; coatings and printing sales were up 6.9% and 12.5%, respectively, while imaging and Labsphere sales were down 7.7% and 12.6%, respectively. On a year-to-date basis, however, product mix was comparable to the prior year. Geographically, sales approximated prior year periods, with some gains being posted in Asia.


Cost of Sales and Gross Profit:

Gross profit margins did not change significantly between the periods being reported. In 1999, gross profit margins were 66.2% for the for the quarter and 66.6% year to date, compared to 66.2% for the quarter and year to date in 1998. Although second quarter sales mix changed somewhat from the prior year, overall gross margin percentages remained consistent.


Operating Expenses:

Sales and marketing activities in 1999 have been funded at levels essentially comparable to 1998. In 1998 the Company deliberately stepped up programs aimed at developing long-term growth opportunities, and that strategy has continued throughout 1999. Sales and marketing expenses in the second quarter were approximately the same as the prior year, while expenses year-to-date were down 2.0% compared to 1998.

In year over year comparisons, engineering, general and administrative ("EG&A") expenses were slightly lower in the second quarter and slightly higher year to date. EG&A expenses in 1999 have been affected by fluctuations in staffing, the addition of a sales office in France, and expansion of the Company's Hong Kong and U.K. offices.

Research and development expenses increased 10.4% in the second quarter and 6.8% year to date compared with the same periods in 1998. The Company has made a conscious decision to continue increasing funding for research activities in order to boost efforts aimed at expediting new product introductions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued


Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the second quarter and year to date was higher than comparable periods in 1998 due to an increase in funds available for investment.


Net Income:

The Company recorded net income of $3,326,000 for the three months ended July 3, 1999 compared to $3,349,000 in the same period of 1998. On a per share basis, second quarter net income, diluted, was $.15 in 1999 compared to $.16 in 1998. For the first six months of 1999, net income was $6,309,000, or $.29 per share diluted, compared to $6,459,000, or $.31 per share in 1998. The average number of common and common equivalent shares outstanding was higher in 1999 due to the dilutive effect of shares subject to redemption (see Note 3).

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


YEAR 2000 READINESS DISCLOSURE

X-Rite is actively engaged in taking steps to insure that information technology ("IT") systems, products, embedded technology and material third parties are all prepared to process date-related information in the Year 2000 ("Y2K"). X-Rite's senior management has assembled a project team to address Y2K issues at the Company's world headquarters and at all subsidiary locations. The Y2K project team has completed readiness assessment and has developed remediation solutions. Implementation and testing of remediation solutions is substantially complete. Any remaining readiness issues are scheduled to be concluded in the third quarter of 1999. Contingency planning is ongoing and will continue throughout the remainder of 1999.

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

     Products-
     Remediation solutions are being limited to current products produced or supported. Products that have reached the end of the support period, or will reach the end of the support period by the year 2000, have not been included in the assessment process. All of the Company's currently supported products have been assessed for Y2K readiness. All but two products have been remediated (if necessary) and tested. Readiness solutions have been developed for the two remaining products and will be implemented before the end of 1999.

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

Company's Contingency Plans:
Contingency plans for Y2K-related interruptions are currently being developed and include, but will not be limited to, developing emergency backup and recovery procedures, temporarily replacing electronic applications with manual processes, identifying alternate suppliers, and increasing certain raw material and finished goods inventories. Planning is ongoing and will continue throughout the remainder of 1999.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 17, 1999, X-Rite's shareholders voted on the following matters:

  1. Election of the following directors to three year terms expiring in
     2002:
                                 Affirmative      Votes        Broker
                                    Votes        Withheld     Non-votes
                                 -----------     --------     ---------
       Stanley W. Cheff           18,852,618      440,547        -0-
       James A. Knister           18,825,848      467,317        -0-

     Company directors Dr. Peter M. Banks, Ted Thompson, and Ronald A. VandenBerg (whose terms expire in 2001); and Rufus S. Teesdale, Charles VanNamen and Richard E. Cook (whose terms expire in 2000) continued as directors of the Company following the annual meeting.



Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 16 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended July 3, 1999.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    August 13, 1999     /s/ Richard E. Cook
                                        ----------------------
                                        Richard E. Cook
                                        President and Chief
                                        Operating Officer



                    August 13, 1999     /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(e) Form of X-Rite, Incorporated Founder's Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons

 *10(f) First Amendment to X-Rite, Incorporated Founder's Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson

 *10(g) Chairman's Agreement dated July 16,1999 between the registrant and Ted Thompson

  10(h) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule

<EX-10.e>
                                                              Exhibit 10(e)

                            X-RITE, INCORPORATED
                       FOUNDER'S REDEMPTION AGREEMENT

     AGREEMENT made and entered into by and between X-Rite, Incorporated, a Michigan corporation (the "Company") and _____________________________ (the "Shareholder"), effective as of the ____ day of ____________, 1998.

                                 RECITALS:

     Shareholder is one of the original organizers of the Company, he currently holds a significant percentage of the outstanding shares of the Company's common stock, and the basis for tax purposes of those shares is negligible. Shareholder is apprehensive that his estate may find it necessary to sell a large portion of his shares to provide funds to pay various taxes upon his demise, and that such sales will have a depressing effect on the market price for the Company's common stock. Other shareholders who were also original organizers of the Company are similarly situated, and the combined need for two or more estates to liquidate X-Rite common stock simultaneously, or within a short period of time, could have a disastrous, negative impact on the market price for such stock. The Company, on its own behalf in the interest of protecting its potential for access to the capital markets at a reasonable cost, and on behalf of all other shareholders in the interest of protecting the value of their investment in the Company, desires to make arrangements to avoid the need for such stock sales and the attendant negative impact on the market price. This Agreement is being executed for the purpose of memorializing the terms and conditions for such arrangements.


                            W I T N E S S E T H:

     In consideration of the mutual promises, and upon the conditions hereinafter set forth, the parties AGREE:

                                 ARTICLE I
                              PURCHASE OF SHARES

     1.1 Stock Purchase. Subject to Section 1.3 below, the Company agrees to purchase, and the Shareholder agrees to sell ___________________________ shares of the X-Rite common stock now owned by Shareholder (the "Shares"). The price shall be determined in accordance with Section 1.2 below, and the Closing shall be held as provided in Article VI below. Notwithstanding anything in this Agreement to the contrary, Shareholder shall be the beneficial owner of the Shares, and Shareholder shall continue to be entitled to vote the Shares and receive dividends paid on those Shares, until transfer at Closing.

     1.2 Purchase Price. The net purchase price shall be the number of Shares subject to purchase at the time of Closing multiplied by the product of ninety percent (90%) and the Average Market Price as defined in the next sentence; provided, however, that the net purchase price per Share shall be not less than Ten Dollars ($10) or more than Twenty-five Dollars ($25).

The Average Market Price shall be equal to the arithmetic mean of the closing price for the Company's common stock for the ninety (90) trading days preceding the latter of the date of death of the Shareholder or the Shareholder's spouse, ____________________; where the closing price means the closing price reported by the NASDAQ Stock Market or any other public exchange or self-regulatory organization where the Company subsequently lists or qualifies its common stock for trading.

     1.3 Gift and/or Estate Planning Transfers. At any time prior to the Closing, Shareholder shall be entitled to make one or more transfers of Shares to individuals or entities, including trusts, educational and/or eleemosynary organizations, without the receipt of consideration, provided that the transferee enters into an agreement with the Company prohibiting further transfer of those Shares and providing for the sale of those Shares to the Company at the Closing with the same effect for the Company as if those Shares were owned by Shareholder. At the Shareholder's option, the Company shall consider the purchase of Shares from any such transferee in a then current transaction, in such amount and at such time as may be designated by Shareholder, at a price determined in accordance with Section
1.2 above; provided, however, that Shares purchased pursuant to this sentence shall not exceed ______ Shares in the aggregate, and provided further that the transferee is a charitable organization exempt from taxation under Section 501(a) of the Internal Revenue Code.

     1.4 Insurance on Shareholder. The Company shall have the right, at its option, to acquire and maintain, by paying all premiums thereon, an insurance policy, or policies, on the life of Shareholder and/or Shareholder's spouse specified above, in such amount as the Company deems advisable. The proceeds paid from any such insurance policies at the death of Shareholder and/or Shareholder's spouse shall be used to purchase the Shares. The Company shall be the sole owner of the policies issued to it and may apply to the payment of premiums any dividends declared and paid on such policies.

                                ARTICLE II
               REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company represents and warrants to the Shareholder that:

     2.1 Due Organization. The Company is duly organized, validly existing, and in good standing under the laws of the state of Michigan, has all requisite corporate power and authority to own, operate, and lease its property and to carry on its business now being conducted, and is duly qualified and licensed as a foreign corporation, and is in good standing in every jurisdiction in which the property owned, leased, or operated by it, or the nature of the business conducted by it, makes such qualification necessary.

     2.2 Authority and Authorization. The Company has all requisite corporate power and authority to execute this Agreement and to perform the obligations required to be performed by it hereunder. The Agreement has been authorized by all necessary corporate action on the part of the Company, has been duly executed and delivered by the Company, and is the valid and binding agreement of the Company, enforceable against it in accordance with its terms.

     2.3 No Violations. Neither the execution of this Agreement, nor the consummation of the transactions contemplated hereby, will: (i) violate or result in a breach of, or constitute a default under, any provision of the Company's Articles of Incorporation or Bylaws, or (ii) violate, or result in a material breach of, or constitute a material default (or would result in, or constitute such a material breach or default with notice, or lapse of time, or both), under any provision of any indenture, mortgage, lien, lease, agreement, instrument, license, order, arbitration award, judgment, decree, law, ordinance, regulation, or any other restriction of any kind or character to which the Company is a party or by which it is bound (other than such violations, breaches, or defaults which are not reasonably likely to have a material adverse effect on the Company).

     2.4 Aggregate Coverage. The Company is simultaneously entering into similar redemption agreements with other shareholders of the Company who were original organizers of the Company covering, in the aggregate, shares representing approximately twenty-two percent (22%) of the Company's issued and outstanding common stock.

                                ARTICLE III
                REPRESENTATION AND WARRANTIES OF SHAREHOLDER

     Shareholder represents and warrants to the Company that:

     3.1 Good Title. Shareholder is the lawful, beneficial owner of the Shares, free and clear of all liens and encumbrances of every kind and nature. Shareholder has valid and marketable title to the Shares, and there are no outstanding options, agreements, calls, commitments, or demands of any character to which Shareholder is a party, which restrict the transfer of the Shares.

     3.2 Authority and Authorization. Shareholder has all necessary power and authority to enter into this Agreement and to perform the obligations required to be performed by him hereunder. This Agreement has been duly executed and delivered by Shareholder, and is the valid and binding obligation of Shareholder, enforceable against him in accordance with its terms.

     3.3 No Violations. The execution and delivery of this Agreement by Shareholder, and the performance of Shareholder's obligations hereunder, will not conflict with, violate, result in a material breach of, or constitute a material default (or would result in, or constitute such a material breach or default with notice, or lapse of time, or both) under any of the provisions of any indenture, mortgage, lien, lease, agreement, instrument, license, order, judgment, arbitration award, decree, law, ordinance, regulation, or any other restriction of any kind or character to which Shareholder is a party or by which he is bound.

     3.4 Disclosures. Shareholder acknowledges that all documents, books, and records requested by him pertaining to the Company, including its Strategic Plan, have been made available for inspection by Shareholder and his agents and representatives; that Shareholder and his agents and representatives have had a reasonable opportunity to ask questions of, and receive answers from, the Company, its executive officers, and other employees acting on its behalf concerning the business and prospects of the Company. Shareholder and his agents and representatives have such knowledge and experience in financial and business matters as to enable them to utilize the information made available to them in connection with the transaction contemplated hereby, and to make an informed decision with respect thereto, and such evaluation and informed decision have been made.

                                 ARTICLE IV
                                 COVENANTS

     4.1 Insurance Continuation. The Company shall acquire, and maintain, by paying all premiums thereon, insurance policies on the lives of the Shareholder, and/or some or all of the other shareholders of the Company referenced in Section 2.4 above, and/or their spouses, in such aggregate amount as will be sufficient to satisfy the Company's obligations to purchase shares of its common stock under this Agreement and the agreements entered into with the aforementioned other shareholders. The proceeds received under those policies shall be held by the Company in trust, and shall be used exclusively to purchase the Shares and the shares of common stock owned by the aforementioned other shareholders, service the debt on any funds borrowed to effect such purchases, pay expenses related to any such debt or purchases, and/or invested in fixed income instruments and/or deposits, until such obligations have been satisfied in full. The Company shall be the sole owner of these insurance policies and may apply to the payment of premiums any dividends declared and paid on such policies.

     4.2 Transfer Restriction. Prior to Closing, Shareholder agrees not to transfer the Shares, or any interest therein, except in strict compliance with this Agreement, and Shareholder shall take such steps as are necessary to keep the Shares free and clear of liens and encumbrances of every kind and nature.

                                 ARTICLE V
                      CONDITIONS PRECEDENT TO CLOSING

     5.1 Company Conditions . The Company's duty to perform its obligations under this Agreement are subject to the fulfillment, at or before the Closing, of the following conditions:
          a. The representations and warranties of Shareholder shall be accurate in all material respects as of the date of Closing, to the same extent as if made on, and as of such date. Shareholder shall have complied with and performed in all material respects all agreements, covenants, and conditions on Shareholder's part to be performed or complied with on or before the date of Closing.

          b. No suit, action, or other proceeding by any third party shall be pending or threatened before any court or government agency seeking to restrain, or prohibit, or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

     5.2 Shareholder Conditions. The Shareholder's duty to perform its obligations under this Agreement are subject to the fulfillment, at or before the Closing, of the following conditions:
          a. The representations and warranties of the Company shall be accurate in all material respects, as of the date of Closing, to the same extent as if made on, and as of, such date. The Company shall have complied with and performed in all material respects all agreements, covenants, and conditions on the Company's part to be performed or complied with on or before the date of Closing.
          b. No suit, action, or other proceeding by any third party shall be pending or threatened before any court or government agency seeking to restrain, or prohibit, or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

     5.3. Waiver. The foregoing conditions, or any of them, may be waived, in writing, in whole or in part, by the affected party.

                                 ARTICLE VI
                                  CLOSING

     6.1 Closing Place and Time. The Closing shall take place at the Company's executive offices, as promptly as practical after the death of Shareholder or Shareholder's spouse identified in Section 1.2 above, or, with the Company's agreement, at such earlier time as Shareholder may designate pursuant to Section 1.3 above, and all the conditions specified in Article V above have been satisfied or waived. In the event the Company maintains insurance on the Shareholder or Shareholder's spouse that will be used to pay for the Shares, as provided in this Agreement, then the Closing shall be delayed for such reasonable period of time as may be necessary to process a claim under, and receive proceeds from such insurance policy, and the Company agrees to promptly file such claim and diligently pursue collection of such proceeds; provided, however, in the event the Closing has not been held within ninety (90) days after the death that triggers the obligation to close, the personal representative of the estate of the Shareholder and/or the Shareholder's spouse, as the case may be, shall be entitled to withdraw from this Agreement, and promptly sell, such number of Shares, from time to time, as may be necessary to meet the obligations of such estate to pay cash for taxes and/or other obligations then due or about to become due in the immediate future.

     6.2 Deliveries. At the Closing, the Company shall deliver the purchase price in the form of a certified check, a cashier's check, or wire transfer, and the Shareholder's personal representative and/or the authorized representatives of other holders of Shares, if any, shall deliver a certificate or certificates representing all of the Shares, endorsed in blank for cancellation or accompanied by duly executed stock powers.

                                ARTICLE VII
                  TERMINATION, AMENDMENT, AND ASSIGNMENT

     7.1 Termination. This Agreement, and the transactions contemplated herein, may be terminated and abandoned at any time prior to the Closing under the following circumstances:
          a. By mutual written agreement of the Company and the Shareholder.
          b. By written notice from the party adversely affected in the event any of the conditions set forth in Article V above have not been fulfilled within one hundred eighty (180) days after the latter of the date of death of the Shareholder or the Shareholder's spouse, and the performance or fulfillment thereof has not been waived by such party.
          c. By written notice from either the Company or the Shareholder in the event that the insurance coverage specified in Section 4.1 above cannot be maintained or replaced at a commercially reasonable cost despite the Company's best efforts to maintain or replace such insurance.

     7.2. Amendment. This Agreement may be amended, modified, or supplemented only by an instrument in writing executed by all parties hereto.

     7.3 Assignment. This Agreement may not be assigned by any party without the written consent of the other.

                               ARTICLE VIII
                               MISCELLANEOUS

     8.1 Additional Shares. This Agreement shall be applicable to the Shares and all other shares of common stock received in respect of the Shares by stock dividend, stock split, or any recapitalization or reorganization of the Company. Share prices, including the maximum and minimum prices, specified in Section 1.2 and elsewhere in this Agreement shall be adjusted to reflect any change in values by reason of any stock dividend, stock split, or recapitalization or reorganization of the Company, and the determination of the independent public accountants then serving as auditors for the Company shall be final and binding on all parties with respect to any disputes that may arise regarding any such adjustments.

     8.2 Merger or Consolidation. In the event a proposal for the Company to merge or consolidate with another entity, or for the Company to sell all, or substantially all, of its assets is submitted to the shareholders of the Company for a vote, the Shareholder agrees to grant a discretionary proxy to a proxy voter designated by a majority of the Continuing Directors with respect to all matters that come before the shareholders at the meeting where that proposal is acted upon. As used in this section, "Continuing Directors" shall mean those members of the Corporation's Board of Directors who are serving at the time this Agreement becomes effective, and all directors who are elected thereafter who have been nominated by the Company's Board of Directors. If a merger or a consolidation is approved by the shareholders where the Company is not the surviving corporation, and its common stock will no longer be outstanding, then this Agreement shall be terminated automatically, without further action by any party, immediately before the effective time for such merger or consolidation so that the Shareholder will receive the same money, securities, and/or other consideration as the other holders of the Company's common stock. If a merger or consolidation is approved by the shareholders where the Company is the surviving corporation, and if the aggregate number of shares then covered by this Agreement and the agreements with the other original organizers referenced in Section 2.4 above, will represent less than ten percent (10%) of the Company's issued and outstanding common stock immediately after the effective time for such merger or consolidation, then this Agreement shall be terminated automatically, without further action by any party, immediately before the effective time for such merger or consolidation. If a sale of all, or substantially all, of the Company's assets is approved by the shareholders, then this Agreement shall be terminated automatically, without further action by any party, simultaneously with the closing of that transaction when the Company transfers its assets and receives the consideration from the purchaser.
All terminations of this Agreement specified in this Section 8.2 shall be effective as and when specified herein, notwithstanding the fact that a Closing under Article VI may have been postponed for the purpose of collecting insurance proceeds as provided in Section 6.1.

     8.3 Legend. All certificates representing Shares, from time to time outstanding, shall be endorsed as follows:

          The sale, assignment, encumbrance, transfer, or other disposition of the shares of capital stock represented by this certificate is subject to the restrictions of a certain Founder's Redemption Agreement between this Corporation and the registered holder of this certificate, a copy of which is on file at the offices of the Corporation.

     8.4 Specific Enforcement. The parties recognize and agree that the Shares and the Shareholder are uniquely situated, and that damages for breach of any obligation herein on the part of Shareholder would be an inadequate remedy. Accordingly, the parties agree that the covenants and agreements of Shareholder contained herein shall be specifically enforceable. Without limiting the generality of the foregoing, the Company shall be entitled to refuse to transfer any Shares not made in strict compliance with this Agreement and to refuse to recognize any unauthorized transferee for any purpose whatsoever.

     8.5 Notices. Any notice required or permitted by this Agreement shall be in writing and delivered personally, or sent by registered or certified mail, return receipt requested, addressed to the Company at its executive offices, or to the Shareholder at his address shown in the Company's stock records, or such other address as a Shareholder shall substitute by written notice to the Company. Any notice given hereunder shall be effective as of the date the notice is personally delivered, or if mailed, on the third business day following the date of deposit in the United States mail, postage prepaid, and addressed as set forth herein.

     8.6 Modification of Other Agreements. The Company agrees not to amend or otherwise modify its agreements with the other founders referenced in Section 2.4 above in any material respect without the prior written consent of Shareholder.

     8.7 Captions. The captions contained in this Agreement are for reference purposes only and shall not be interpreted or construed as substantive parts of the Agreement between the parties.

     8.8 Governing Law. This Agreement shall be governed by, and interpreted and construed in accordance with the laws of the state of Michigan.

     8.9 Entire Agreement. This Agreement contains the entire understanding of the parties with respect to its subject matter, and there are no promises, representations, or agreements, except as expressly set forth herein.

     8.9 Binding Effect. This Agreement shall become effective as of the date that the Company acquires the insurance policies specified in Section
4.1 above, and thereafter shall bind and inure to the benefit of the Company and its successors, and the Shareholder and his heirs and personal representatives, and the permitted assigns of either.

     IN WITNESS WHEREOF, this Agreement has been executed the day and year first above written.

                                   X-RITE, INCORPORATED


                                   By  ___________________________________


                                       Its _______________________________




                                   _______________________________________
                                   Shareholder




X-Rite, Incorporated Founder's Redemption Agreements in the foregoing form have been entered into between the registrant and the following persons:

1. Leonard C. Blanding
2. Lawrence E. Fleming
3. Rufus S. Teesdale
4. Ted Thompson
5. Charles Van Namen
6. Quinten E. Ward

<EX-10.f>
                                                              Exhibit 10(f)

                            FIRST AMENDMENT TO
                           X-RITE, INCORPORATED
                      FOUNDER'S REDEMPTION AGREEMENT

     THIS FIRST AMENDMENT ("AMENDMENT") TO THE X-RITE, INCORPORATED FOUNDER'S REDEMPTION AGREEMENT (the "ORIGINAL AGREEMENT") is made and entered into by and between X-Rite, Incorporated, a Michigan corporation (the "Company") and Ted Thompson (the "Shareholder"), effective as of the 16th day of July, 1999.
                                 RECITALS:

     Shareholder and the Company entered into the Original Agreement effective as of January 20, 1998. Shareholder entered into the Original Agreement for the purpose of avoiding the untimely sale of a large portion of his shares to provide funds to pay various taxes upon his demise, and the attendant depressing effect on the market price for the Company's common stock. Subsequently, Shareholder has decided to resign his position as the Company's Chief Executive Officer in order to spend more time with his wife who is in ill health, and he has become apprehensive about his potential need to liquidate some of his shares of common stock of the Company to cover medical and related expenses. The Board of Directors and the other shareholders who are parties to Founder's Redemption Agreements continue to believe in the wisdom and desirability of the founder's redemption program, but are desirous of accommodating the wishes of Shareholder, and they, therefore, have authorized the execution of this Amendment for the purpose of memorializing the terms and conditions of a change to the arrangements contained in the Original Agreement.

     Certain capitalized terms used but not defined elsewhere in the text of this Amendment shall be as defined in the Original Agreement.

                           W I T N E S S E T H:

     In consideration of the mutual promises, and upon the conditions hereinafter set forth, the parties AGREE:

                                 ARTICLE A
                              SALE OF SHARES

     A.1. Sale of Shares. Notwithstanding anything to the contrary contained in the Original Agreement, Shareholder may obtain the release of one or more blocks of one hundred thousand (100,000) shares of common stock of the Company (a "Block") from the restrictions of the Original Agreement, up to a maximum of six hundred thousand (600,000) shares, by following the procedure set forth in this Amendment. In the event Shareholder desires to obtain any such release, Shareholder shall make the following representations in a written request for such release to the Board of Directors of the Company:
          a. Shareholder and/or Shareholder's then current spouse do not then hold shares of common stock of the Company exceeding $250,000 in aggregate market value, including shares released pursuant to this Amendment, which are not subject to the Original Agreement.

          b. Shareholder anticipates the need to sell shares in excess of the amount identified pursuant to Section A.1.a above in order to maintain the style of life that he enjoys as of the effective date of this Amendment.

     Such written request can be repeated by Shareholder as his personal financial needs and/or family financial needs require.

     A.2. Board of Directors Approval. Upon receipt of a written request for sale as provided in Section A.1, the Board of Directors shall grant the request unless the Board of Directors determines that the grant and/or a subsequent sale would involve an unreasonable risk of violation of law by the Company and/or the Shareholder, or Shareholder has breached the Original Agreement, as amended. If the Board of Directors approves Shareholder's request, its secretary will provide written notice of such approval to Shareholder, which notice shall include permission for removal of the legend endorsed on the Block's certificate(s) pursuant to Section
8.3 of the Original Agreement.

     A.3. Redemption After Approval. In the event any shares of the common stock of the Company released pursuant to this Amendment remain unsold as of the later of the date of the death of Shareholder or Shareholder's spouse, those shares shall again become subject to the restrictions and other provisions of the Original Agreement and they shall be disposed of in accordance with the terms and conditions stated therein.

     A.4. Amendment to Original Agreement. The Original Agreement is hereby amended to take into account this Amendment, including the following revisions:
          a. Section 1.1 of the Original Agreement shall be deemed amended to reduce the number of shares stated in Section 1.1 of the Original Agreement by the number of shares released for sale pursuant to the terms of this Amendment.
          b. The percentage, in the aggregate, of shares subject to redemption agreements contained in Section 2.4 of the Original Agreement shall be deemed amended to take into account any shares released for sale pursuant to the terms of this Amendment.
          c. The transfer restrictions contained in Section 4.2 of the Original Agreement shall be deemed amended to allow the transfers contemplated by the terms of this Amendment.
          d. Section 8.9 of the Original Agreement shall be deemed amended to reflect the existence of this Amendment.

                                 ARTICLE B
                            EFFECT OF AMENDMENT

     B.1. Amendment Pursuant to Original Agreement. This Amendment is made in writing pursuant to Section 7.2 of the Original Agreement and is intended to supersede and override any inconsistent provisions of the Original Agreement. Except as provided herein, the Original Agreement shall remain in full force and effect. The consent of the other founders who are parties to Founder's Redemption Agreements with the Company may be obtained by their execution of counterparts of this Amendment and this Amendment shall become effective at such time as all such necessary consents have been obtained.

     B.2. Binding Effect. By executing below, all the signatories to this Amendment agree to be bound by the terms of the Original Agreement, as amended by this Amendment.

     IN WITNESS WHEREOF, this Amendment has been executed the day and year first above written.

                                   X-RITE, INCORPORATED


                                   By /s/ Duane Kluting
                                      ----------------------------------

                                      Its  VP CFO
                                          ------------------------------


                                   /s/ Ted Thompson
                                   -------------------------------------
                                   Ted Thompson
                                   Shareholder


ACKNOWLEDGED AND AGREED:

/s/ Rufus S. Teesdale                   /s/ Charles Van Namen
--------------------------------        --------------------------------
Rufus S. Teesdale                       Charles Van Namen

/s/ Leonard C. Blanding                 /s/ Lawrence E. Fleming
--------------------------------        --------------------------------
Leonard C. Blanding                     Lawrence E. Fleming

/s/ Quinten E. Ward
--------------------------------
Quinten E. Ward

<EX-10.g>
                                                              Exhibit 10(g)

                           CHAIRMAN'S AGREEMENT

     THIS IS AN AGREEMENT dated July 16th, 1999 ("Agreement"), between X-RITE, INCORPORATED, of 3100 - 44th Street, SW, Grandville, Michigan 49418 ("X-Rite") and TED THOMPSON of 1980 - 76th Street, SW, Byron Center, Michigan 49315 ("Chairman")

                                 RECITALS:

     WHEREAS, Chairman Thompson has been the organizational and spiritual leader of the Company for nearly four decades; and

     WHEREAS, Chairman Thompson wishes to relinquish his responsibilities for day-to-day operations of the Company's business; and

     WHEREAS, the Board of Directors has requested that Chairman Thompson continue to make himself available to perform certain leadership and consulting functions for the Company; and

     WHEREAS, Chairman Thompson is willing to continue his service to the Company along the lines outlined in this Agreement.

     THEREFORE, Chairman Thompson hereby tenders his resignation as the Company's Chief Executive Officer, and this Agreement is being executed for the purpose of memorializing the terms and conditions for the continuation of his service to the Company as its Chairman.

     IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED HEREIN, THE PARTIES
AGREE:

 1. Employment. X-Rite hereby employs Chairman, and Chairman hereby accepts employment, on the terms and subject to the conditions set forth herein.

 2. Term of Agreement. The term of this Agreement shall commence as of the date set forth above, for a term extending as long as Chairman shall be elected as Chairman of the Board of Directors of X-Rite.

 3. Compensation. During Chairman's tenure as Chairman of the Board of Directors of X-Rite, Chairman shall be paid an annual salary, annual bonuses, and other fringe benefits as follows:

     a. Salary. Chairman's salary hereunder shall be $145,000 on an annualized basis. Salary shall be paid periodically in accordance with X-Rite's normal payroll practices.

     b. Bonus. Chairman will be entitled to participate in any bonus or other incentive compensation program now or hereafter applicable to X-Rite's executives.

     c. Insurance and Other Fringe Benefits. Chairman shall be offered such insurance and other fringe benefits including, but not limited to, medical, dental, long term disability, group life insurance, and accidental death and dismemberment insurance, employee stock purchase plan, and 401(k) retirement plan pursuant to X-Rite's plans and policies in effect from time to time for its executives.

     d. Leased Car Program. Chairman will be provided an automobile consistent with X-Rite's executive automobile program.

     e. Stock Options. Chairman will be entitled to 10,000 options for shares for each year during his tenure as Chairman of the Board of Directors on such terms and at such times as options are provided to nonemployee directors of X-Rite.

 4. Duties. Chairman shall be employed as Chairman of the Board of Directors of X-Rite, with duties and responsibilities consistent with that office, and as are assigned by the Board of Directors. During the period of his employment by X-Rite, Chairman shall devote sufficient business time and energy to the business and affairs of X-Rite and will use his best efforts to perform his duties as Chairman of the Board of Directors of X-Rite. During the period of Chairman's employment pursuant to this Agreement, Chairman shall not be required to relocate or to spend any time outside of the area of Western Michigan.

 5. Loyalty and Confidentiality. Chairman agrees that during his employment pursuant to this Agreement, and while receiving any payments or benefits under this Agreement, he will not, without the prior approval of the Board of Directors of X-Rite, either for himself or on behalf of any other person, firm or corporation, directly or indirectly divert or attempt to divert from X-Rite any business opportunity or business whatsoever, or attempt to negatively influence any X-Rite customers or potential X-Rite customers with whom Chairman may have dealings. Chairman shall forever hold in strictest confidence and shall not use or disclose any confidential information, technique, process, development, or experimental work, trade secret, customer lists, or other secret and confidential matter relating to the products, services, sales, employees, or business of X-Rite, except as such disclosure or use may be required in connection with Chairman's work for X-Rite.

 6. Termination. The compensation provided for in Paragraph 3 of this Agreement shall terminate at any time Chairman does not serve as Chairman of the Board of Directors of X-Rite, for any reason including death, disability, or failure to be elected. Disability shall, for purposes of this Agreement, be defined as Chairman's inability to substantially perform his duties for a period of nine (9) successive months by reason of illness or other similar incapacity or disability. Any determination as to whether Chairman is disabled shall be made by a licensed physician selected by agreement of X-Rite and Chairman or, if they cannot agree upon a physician, then by a majority of a panel of three (3) licensed physicians, one selected by X-Rite, one selected by Chairman, and the third selected by the first two.

 7. Consulting Pay After Termination. After Chairman no longer serves as Chairman of the Board of Directors of X-Rite, he shall be entitled to certain consulting pay and benefits, provided that Chairman makes himself available to X-Rite at such reasonable times and at such reasonable places to perform consulting services as reasonably requested by the Board of Directors. The Chairman shall receive consulting pay and benefits as follows:

          (i) monthly consulting payments equal to $2,083.33 for five (5) years; and

         (ii) maintenance by X-Rite in full force and effect all insurance for five (5) years; and

        (iii) the stock options described in subparagraph 3(e) for as long as he remains a member of the Board of Directors of X-Rite.

        The payments and benefits described in this Paragraph 7, shall terminate upon the death, disability, or other failure by Chairman to perform the required consulting services.

 8. Covenant Not to Compete. Chairman agrees that during his employment pursuant to this Agreement and for a period of two (2) years after Chairman receives any payments or benefits under this Agreement, Chairman shall not: (i) participate directly or indirectly, in the ownership, management, financing or control of any business which is, or is about to become, a competitor of X-Rite or its subsidiaries;
     (ii) provide consulting services or serve as an officer or director for any such business; or (iii) solicit, encourage or facilitate employees of X-Rite to terminate their employment with X-Rite in favor of any other employer. Chairman is not prohibited by this Paragraph, however, from owning stock of any corporation whose shares are publicly traded so long as that ownership is in no case more than five percent (5%) of such shares of the corporation.

 9. Chairman Liability Insurance Coverage and Indemnification. Nothing in this Agreement shall deprive Chairman, both during and subsequent to the termination of his employment pursuant to this Agreement, of the benefits of X-Rite's existing or hereafter obtained executive liability insurance coverage, subject to the terms and conditions of such coverage, nor of any right to indemnification under X-Rite's Articles of Incorporation and Bylaws or under any indemnification agreement between X-Rite and Chairman, subject to the limitations on indemnification set forth therein.

10. Successors. X-Rite shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of X-Rite, by agreement in form and substance reasonably satisfactory to Chairman, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that X-Rite would be required to perform if no such succession had taken place. As used in this Agreement, "X-Rite" shall mean X-Rite and any successor to X-Rite's business and/or assets as aforesaid which executed and delivered the agreement provided for in this Paragraph 10 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

11. Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by the Chairman and his heirs and personal representatives.

12. Notice. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Chairman at the address set forth on the first page of this Agreement, or to X-Rite at its principal executive offices to the attention of the Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

13. Modification or Waiver. No provisions of this Agreement may be amended, modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Chairman and such officer, other than the Chairman, as may be specifically designated by the Board of Directors of X-Rite. No waiver by either party to this Agreement at any time of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party, nor any compliance with any such condition or provision by the party not required to so perform, shall be deemed a waiver of similar or dissimilar provisions or conditions at that time or at any prior or subsequent time. Failure to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed waiver or relinquishment of such right or power at any other time.

14. Governing Law. This Agreement was entered into in the state of Michigan and shall be construed and interpreted in accordance with the laws of the state of Michigan as applied to contracts made and to be performed in the state of Michigan. Any action arising out of or to enforce this Agreement must be brought in courts in the state of Michigan. The parties consent to the jurisdiction of the courts in the state of Michigan and to service of process by registered mail, return receipt requested, or by any other manner provided by law.

15. Arbitration. Except for matters arising pursuant to Sections 5 and 8 of this Agreement, any dispute between the parties with respect to this Agreement shall be resolved exclusively by arbitration in accordance with the rules for commercial arbitration promulgated by the American Arbitration Association. The arbitration shall be conducted in Grand Rapids, Michigan and the award shall be final and binding upon the parties and enforceable in any court of competent jurisdiction.

16. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

17. Miscellaneous. No agreements or representations, oral or otherwise, express or implied, with respect to the specific subject matter hereof have been made by either party which are not set forth expressly in this Agreement.


     IN WITNESS WHEREOF, X-Rite has caused this Agreement to be executed by a duly authorized corporate officer and Chairman has executed this Agreement as of the date and year first above written.

                                   X-RITE, INCORPORATED

                                   By  /s/ Duane Kluting
                                   --------------------------------------
                                   Duane Kluting, Chief Financial Officer


                                       /s/ Ted Thompson
                                   --------------------------------------
                                   Ted Thompson, Chairman