Form 10-Q
period 1999-10-02
X RITE INC
filed 1999-11-15
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2,1999

               OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-14800


                              X-RITE, INCORPORATED
             (Exact name of registrant as specified in its charter)

               Michigan                             38-1737300
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

       3100 44th Street, SW, Grandville, Michigan             49418
        (Address of principal executive offices)            (Zip Code)

                             (616) 534-7663
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No ______

The number of shares outstanding of registrant's common stock, par value $.10 per share, at November 2, 1999 was 21,234,856 shares.

                                                       Exhibit Index on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               October 2,      January 2,
                                                 1999           1999
                                             -----------    -----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $ 4,287,000    $ 1,536,000
  Short-term investments                      21,221,000     19,268,000
  Accounts receivable, less allowances of
    $869,000 in 1999 and $798,000 in 1998     18,772,000     19,589,000
  Inventories                                 15,710,000     15,871,000
  Deferred tax assets                          1,678,000      1,495,000
  Prepaid expenses and other current assets    1,787,000        980,000
                                             -----------    -----------
      Total current assets                    63,455,000     58,739,000


PROPERTY AND EQUIPMENT, at cost               41,067,000     37,337,000
  Less accumulated depreciation              (22,046,000)   (19,553,000)
                                             -----------    -----------
                                              19,021,000     17,784,000

OTHER ASSETS:
  Costs in excess of net assets acquired       8,175,000      8,572,000
  Cash value of life insurance                 6,589,000      3,091,000
  Other noncurrent assets                      7,037,000      7,258,000
                                             -----------    -----------
                                              21,801,000     18,921,000
                                             -----------    -----------

                                            $104,277,000    $95,444,000
                                            ============    ===========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                              October 2,      January 2,
                                                 1999           1999
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                           $ 2,339,000    $ 1,772,000
  Accrued liabilities--
    Payroll and employee benefits              1,881,000      1,618,000
    Income taxes                                       -        309,000
    Other accrued liabilities                  2,014,000      1,626,000
                                             -----------    -----------
      Total current liabilities                6,234,000      5,325,000


VALUE OF SHARES SUBJECT TO
  REDEMPTION AGREEMENTS                       45,400,000     45,400,000


SHAREHOLDERS' INVESTMENT:
  Common stock                                 1,668,000      1,664,000
  Additional paid-in capital                   8,353,000      8,143,000
  Retained earnings                           47,636,000     39,793,000
  Shares in escrow                            (4,812,000)    (4,794,000)
  Cumulative translation adjustment             (202,000)       (87,000)
                                             -----------    -----------
                                              52,643,000     44,719,000
                                             -----------    -----------
                                            $104,277,000    $95,444,000
                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                     X-RITE, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                              Three Months Ended             Nine Months Ended
                          October 2,      October 3,     October 2,      October 3,
                             1999            1998            1999            1998
                         -----------     -----------     -----------     -----------
Net sales                $23,764,000     $21,461,000     $71,783,000     $69,384,000
Cost of sales              8,344,000       7,476,000      24,401,000      23,697,000
                         -----------     -----------     -----------     -----------
  Gross profit            15,420,000      13,985,000      47,382,000      45,687,000

Operating expenses:
  Selling & marketing      4,695,000       4,660,000      14,627,000      14,792,000
  Engineering, general
    & administrative       4,094,000       5,031,000      12,420,000      12,916,000
  Research & development   2,018,000       2,011,000       6,390,000       6,105,000
  Write-down of digital
    imaging assets                 -       6,694,000               -       6,694,000
                         -----------     -----------     -----------     -----------
                          10,807,000      18,396,000      33,437,000      40,507,000
                         -----------     -----------     -----------     -----------
  Operating
    income (loss)          4,613,000      (4,411,000)     13,945,000       5,180,000

Other income                 181,000          96,000         593,000         291,000
                         -----------     -----------     -----------     -----------
 Income (loss)before
    income taxes           4,794,000      (4,315,000)     14,538,000       5,471,000

Income taxes               1,690,000      (1,467,000)      5,125,000       1,860,000
                         -----------     -----------     -----------     -----------

  NET INCOME (LOSS)      $ 3,104,000     $(2,848,000)    $ 9,413,000     $ 3,611,000
                         ===========     ===========     ===========     ===========

Earnings (Loss) per share:

  Basic                         $.15           $(.14)           $.45            $.17
                                ====            =====           ====            ====
  Diluted                       $.14           $(.14)           $.43            $.17
                                ====            =====           ====            ====

Cash dividends per share       $.025            $.025          $.075           $.075
                               =====            =====          =====           =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Nine Months Ended
                                               October 2,       October 3,
                                                  1999            1998
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $14,496,000      $14,414,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments           19,875,000        3,823,000
  Proceeds from maturities of investments       1,098,000        1,930,000
  Purchases of investments                    (22,934,000)      (9,738,000)
  Capital expenditures                         (3,889,000)      (2,371,000)
  Acquisitions, less cash acquired                   -            (382,000)
  Purchases of other assets                    (1,037,000)      (1,075,000)
  Increase in cash value of life insurance     (3,498,000)      (3,009,000)
  Other investing activities                       80,000           44,000
                                               ----------       ----------
    Net cash and cash equivalents provided
      by (used for) investing activities      (10,305,000)      (10,778,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                               (1,589,000)      (1,587,000)
  Issuance of common stock                        214,000          213,000
                                               ----------       ----------
    Net cash and cash equivalents
      used for financing activities            (1,375,000)      (1,374,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                            (65,000)         153,000
                                               ----------       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       2,751,000        2,415,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       1,536,000        2,808,000
                                               ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER    $4,287,000       $5,223,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 2, 1999 and the results of its operations and its cash flows for the three and nine month periods ended October 2, 1999 and October 3, 1998. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         October 2,      January 2,
                                           1999            1999
                                        -----------    -----------
     Raw materials                      $ 6,420,000    $ 6,575,000
     Work in process                      5,257,000      5,623,000
     Finished goods                       4,033,000      3,673,000
                                        -----------    -----------
                                        $15,710,000    $15,871,000
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

                                 Three Months Ended              Nine Months Ended
                             October 2,      October 3,      October 2,    October 3,
                               1999             1998            1999          1998
                            ----------       ----------     ----------     ----------
Numerators:
 Net income numerators
  for both basic and
  diluted EPS               $3,104,000       $(2,848,000)   $9,413,000     $3,611,000
                            ==========        ==========    ==========     ==========
Denominators:
  Denominators for basic
   EPS; weighted average
   common shares
   outstanding              20,952,174        20,914,374    20,941,646    20,910,829
  Potentially
   dilutive shares-
    Shares subject to
     redemption agreements   1,150,235                 -     1,072,438            -
    Stock options                8,389                 -         9,312       71,635
                            ----------        ----------    ----------   ----------
    Denominators for
     diluted EPS            22,110,798        20,914,374    22,023,396   20,982,464
                            ==========        ==========    ==========   ==========

During the third quarter of 1999, certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the calculation of diluted EPS because option prices were greater than the average market prices for the periods presented. The number of stock options not included in the calculation of diluted EPS and the range of exercise prices was 991,900 and $7.03 - $19.50 in 1999, and 583,000 and $14.50 - $19.50 in 1998.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of net income and foreign currency translation adjustments, and was $3,470,000 and $9,298,000 for the three and nine month periods ended October 2, 1999; and $(2,609,000) and $4,115,000 for the three and nine month periods ended October 3, 1998.


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

The shares subject to the agreements have been reclassified on the October 2, 1999 balance sheet to a temporary equity account entitled "Value of Shares
Subject to Redemption Agreements." The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding October 2, 1999 was less than $10.


NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company established an escrow fund equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On October 2, 1999, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $44,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement remains in effect until July of 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first nine months of 1999 totaled $14.5 million. The primary source of cash was net income earned during the period. Included in net income were certain accounting charges that did not require the use of cash. The largest non-cash accounting charges, which totaled $4.1 million, were depreciation and amortization.

Following short-term investment transactions and capital expenditures, the most significant investing activity during the first nine months of 1999 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or 21.4 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in the first quarter, approximately $3.5 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first nine months of 1999 totaled $3.9 million and consisted mainly of building improvements, and machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 1999 will be approximately $400,000 and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.6 million were paid during the first nine months of 1999 which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS

Net Sales:

Third quarter and year-to-date 1999 consolidated net sales were 10.7% and 3.5% higher respectively, than the same periods a year ago. During the third quarter there were changes in product mix compared to the prior year; coatings, printing, and Labsphere sales increased 31.1%, 8.4% and 18.8%, respectively, while imaging sales were down 11.4%. On a year-to-date basis, however, product mix was comparable to the prior year. Geographically, sales increased in all regions except Europe which declined 5.4%.


Cost of Sales and Gross Profit:

Gross profit margins did not change significantly between the periods being reported. In 1999, gross profit margins were 64.9% for the quarter and 66.0% year-to-date, compared to 65.2% for the quarter and 65.8% year-to-date in 1998. Although third quarter sales mix changed somewhat from the prior year, overall gross margin percentages remained consistent.


Operating Expenses:

Sales and marketing activities in 1999 have been funded at levels essentially comparable to 1998. In 1998 the Company deliberately stepped up programs aimed at developing long-term growth opportunities, and that strategy has continued throughout 1999. Sales and marketing expenses in the third quarter were approximately the same as the prior year, while expenses year-to-date were down 1.1% compared to 1998.

In year over year comparisons, engineering, general and administrative ("EG&A") expenses were 18.6% lower in the third quarter and slightly lower year to date. EG&A expenses in the quarter have been affected by reduced spending at our foreign offices, staff reductions, and lower operating costs for domestic operations.

Research and development expenses were approximately the same as third quarter 1998, and increased 4.7% on a year to date basis as compared to 1998. The Company has made a conscious decision to continue increasing funding for research activities in order to boost efforts aimed at expediting new product introductions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued


Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the third quarter and year to date was higher than comparable periods in 1998 due to an increase in funds available for investment.


Net Income:

The Company recorded net income of $3,104,000 for the three months ended October 2, 1999 compared to a pro forma net income of $1,503,000 in the same period of 1998. Pro forma net income for the third quarter of 1998 excludes an after-tax asset write off of $4.4 million. Including the write off, the Company reported a net loss of $2,848,000 for the period. For the quarter, fully diluted earnings per share was $.14 for 1999 compared to a pro forma per share income of $.07 in 1998. Including the asset write off, the fully diluted per share basis for third quarter 1998 was $(.14).

For the first nine months of 1999, net income was $9,413,000, or $.43 per share diluted, compared to pro forma net income of $7,962,000, or $.38 per share in 1998. Including the after-tax write off previously noted net income for the first nine months of 1998 was $3,611,000 or $.17 per share diluted. The average number of common and common equivalent shares outstanding was higher in 1999 due to the dilutive effect of shares subject to redemption (see Note 3).

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


YEAR 2000 READINESS DISCLOSURE

X-Rite is actively engaged in taking steps to insure that information technology ("IT") systems, products, embedded technology and material third parties are all prepared to process date-related information in the Year 2000 ("Y2K"). X-Rite's senior management has assembled a project team to address Y2K issues at the Company's world headquarters and at all subsidiary locations. The Y2K project team has completed readiness assessment and has developed remediation solutions. Implementation and testing of remediation solutions is substantially complete. Essential readiness issues were resolved in the third quarter of 1999; execution of those solutions has been substantially completed. Outstanding issues, which are considered minor, will be completed in the fourth quarter of 1999. Contingency planning is ongoing and will continue throughout the remainder of 1999.

Company's State of Readiness:
X-Rite's Y2K project team has developed a plan to inventory, assess, correct and test all technology that may be impacted by Y2K issues. The four primary areas covered by the plan are as follows:

     IT Systems-
     Mainframe IT systems have been certified as Y2K ready by hardware and software system providers. All essential network, desktop and communication systems have been inventoried and assessed; remediation solutions for these systems are readily available and are expected to be completed on schedule.

     Products-
     Remediation solutions are being limited to current products produced or supported. Products that have reached the end of the support period, or will reach the end of the support period by the year 2000, have not been included in the assessment process. All of the Company's currently supported products have been assessed for Y2K readiness. All products have been remediated (if necessary) and tested.

     Physical Plant-
     Embedded technology in facilities systems, machinery and equipment has been inventoried and assessed. All Y2K readiness issues have been identified and remediated, as necessary.

     Third Parties-
     The Company has sent questionnaires to its suppliers regarding Y2K readiness and has followed up with second requests to nonrespondents. Extra attention has been paid to suppliers that are considered essential for preventing material interruptions in X-Rite's business operations. Y2K readiness is also being discussed with certain strategic customers. The assessment has been completed and Y2K readiness maintained whenever changes are made to our supplier list.

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

Company's Contingency Plans:
Contingency plans for Y2K-related interruptions are currently being developed and include, but will not be limited to, developing emergency backup and recovery procedures for internal systems as well as utility and other infrastructure issues, and identifying alternate suppliers. Planning is ongoing and is scheduled to continue up to and through the Y2K event.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 16 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended October 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    November 15, 1999   /s/ Richard E. Cook
                                        Richard E. Cook
                                        President and Chief
                                        Operating Officer



                    November 15, 1999   /s/ Duane F. Kluting
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX


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

                                  EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(e) Form of X-Rite, Incorporated Founder's Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800)and incorporated herein by reference)

 *10(f) First Amendment to X-Rite, Incorporated Founder's Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)


 *10(g) Chairman's Agreement dated July 16,1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(h) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

  27      Financial Data Schedule