Form 10-K
period 1999-12-31
X RITE INC
filed 2000-03-30
CIK 790818

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    Form 10-K

(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee required) for the fiscal year ended January 1, 2000, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _______________to _________________

Commission file number 0-14800

                            X-RITE, INCORPORATED
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Michigan                              38-1737300
     -------------------------------              --------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               identification No.)

   3100 44th Street, SW, Grandville, MI                   49418
 -----------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, 21,275,951 shares of the registrant's common stock, par value $.10 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $201,668,060 computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 38.

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

The Company continued to expand the 500 series in 1999 with the introduction of the micro-spot spectrodensitometer. This device is the first hand-held measurement instrument to accurately read color bars and related micro-sized color control elements as small as 1/16" (1.6mm).

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

In  1999  the   company   introduced   the  DTP41/T   series  of   auto-tracking
spectrophotometer.   These  instruments  enable  the  automated  measurement  of transparent and semi-transparent material, as well as prints.

In addition they provide transmission and ultraviolet capabilities. This technology is ideal for use in commercial photo labs, print for pay centers and research facilities.

In 1999 the SP60,SP62, and SP64 portable sphere spectrophotometer series was introduced. These instruments were designed to provide a fast, precise, and accurate color measurement on a wide array of materials ranging from paper and paint to plastics and textiles.

The Company also released QA 2000 in 1999, a turnkey software package designed to enhance and support the new multi-angle sphere spectrophotometer products. This product is a user friendly Windows based software that utilizes client /server database technology. The network capabilities allow for multiple users in different locations to access a single database.

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

Sales of the Company's products are made by its own sales personnel and through independent manufacturer's representatives. Certain products not sold directly to end users are distributed in the U.S. through a network of fifteen hundred independent dealers and outside the U.S. through four hundred independent dealers in fifty foreign countries. Independent dealers are managed and serviced by the Company's sales staff and by independent sales representatives.

Raw Materials
With  very  few   exceptions,   raw  materials  and  components   necessary  for
manufacturing products and providing services are generally available from several sources.

Subject to vendor readiness with the year 2000 (see Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations), the Company does not foresee any unavailability of materials or components which would have a material adverse effect on its overall business in the near term.

Patents and Trademarks
The Company owns 29 U.S. patents and 10 foreign patents which are significant for products it manufactures. The Company currently has 5 U.S. and 19 foreign patent applications on file. While the Company follows a policy of obtaining patent protection for its products, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its competitive position.

Seasonality
The Company's business is generally not subject to seasonal variations that would significantly impact sales, production or net income.

Significant Customers
No single customer accounted for more than 10% of total net sales in 1999, 1998 or 1997. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog
The Company's backlog of scheduled but unshipped orders was $6.8 million at March 1, 2000 and $5.8 million at March 1, 1999. The March 1, 2000 backlog is expected to be filled during the current fiscal year.

Competition
The Company has few competitors producing competing medical and photographic instruments and believes its share in that market is substantial.

There are  approximately ten firms producing  competing  products in the graphic
arts/digital  imaging  categories,   and  approximately  five  manufacturers  of
competing products in the color and appearance market.

The primary basis of competition for all the Company's products is quality, design and service. The Company believes that superior quality and features are competitive advantages for its products.


Research and Development
During  1999,  1998  and  1997,  respectively,  the  Company  spent  $8,420,000,
$8,135,000   and  $6,380,000  on  research  and   development.   X-Rite  has  no
customer-sponsored research and development activities.

Human Resources
As of March 1, 2000, the Company employed 687 persons; 607 in its U.S. operations and 80 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.

(d)  Financial Information About Foreign and Domestic Operations
----------------------------------------------------------------
See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this report.

ITEM 2.  PROPERTIES

Listed below are the principal properties owned or leased by X-Rite as of March 1, 2000:

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

  Cologne, Germany             Sales and customer service       Leased

  Quarry Bay, Hong Kong        Sales and customer service       Leased

  Brno, Czech Republic         Sales                            Leased

  MASSY, France                Sales and customer service       Leased

  Tokyo, Japan                 Sales                            Leased

Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 33,000 square feet. Management considers all the Company's properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for their intended purposes.

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

                                                           Position
         Name          Age             Position           Held Since
--------------------  -----  ---------------------------  ----------
Richard E. Cook         54   President and Chief             1998 (1)
                               Executive Officer
Bernard J. Berg         56   Senior Vice President,          1983
                               Engineering
Duane F. Kluting        50   Vice President,
                               Chief Financial Officer       1992
Jeffrey L. Smolinski    38   Vice President, Operations      1994
Joan Mariani Andrew     41   Vice President, Sales &
                               Marketing                     1995 (2)

(1) Prior to joining X-Rite, Mr. Cook was the President and Chief Operating Officer of Cascade Engineering, a developer and producer of plastic mold injection technology and products. Mr. Cook held that position for more than five years.

(2) Before joining X-Rite, Ms. Andrew was Vice President, Sales and Marketing for Bell & Howell's Document Management Products Company from 1992 to 1995, Vice President-Marketing and New Business Development from 1991 to 1992, and General Manager, Scanners from 1989 to 1991.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is traded over the counter on The Nasdaq Stock Market under the symbol XRIT. As of March 1, 2000, there were approximately 1,600 shareholders of record. Ranges of high and low sales prices reported by The Nasdaq Stock Market for the past two fiscal years appear in the following table.

                                                            Dividends
                                           High     Low     Per Share
                                          ------   ------   ---------
      Year Ended January 1, 2000:
         Fourth Quarter                   $ 7.44   $ 5.75     $.025
         Third Quarter                      7.75     6.31      .025
         Second Quarter                     7.75     6.00      .025
         First Quarter                      8.87     6.18      .025
      Year Ended January 2, 1999:
         Fourth Quarter                    10.13     6.53      .025
         Third Quarter                     13.88     8.38      .025
         Second Quarter                    14.38    12.13      .025
         First Quarter                     19.00    12.50      .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future, and retain the balance of the Company's earnings for use in the expansion of its businesses.

ITEM 6. SELECTED FINANCIAL DATA

Quarterly financial data are summarized as follows:

                                      (in thousands except per share data)
                                                                        Diluted
                                                                        Earnings
                                                    Operating    Net     (Loss)
                                    Net     Gross    Income     Income    Per
          Quarter                  Sales    Profit   (Loss)     (Loss)   Share
---------------------------       -------  -------  ---------  -------  --------
1999:
  First                           $23,688  $15,855   $ 4,376    $2,983    $.14
  Second                           24,331   16,107     4,956     3,326     .15
  Third                            23,764   15,420     4,613     3,104     .14
  Fourth                           28,426   18,609     6,308     4,236     .19
                                  -------  -------   -------    ------    ----
                                 $100,209  $65,991   $20,253   $13,649    $.62
                                  =======  =======   =======    ======    ====

1998:
  First                           $23,637  $15,616   $ 4,608   $ 3,110    $.15
  Second                           24,286   16,086     4,983     3,349     .16
  Third                            21,461   13,985     2,283     1,503     .07
  Fourth                           25,427   16,545     5,087     3,251     .15
                                  -------  -------   -------   -------    ----
 Totals before write-down
   of digital imaging assets      $94,811  $62,232   $16,961   $11,213    $.53

 Write-down of digital
   imaging assets                    -        -       (6,694)   (4,351)   (.21)
                                  -------  -------   -------   -------    ----
                                  $94,811  $62,232   $10,267    $6,862    $.32
                                  =======  =======   =======   =======    ====

Selected financial data for the five years ended January 1, 2000 are summarized as follows:

                                 (in thousands except per share data)
                             1999      1998      1997      1996      1995
                           -------   -------   -------   -------   -------
Net sales                 $100,209   $94,811   $96,991   $84,394   $72,634
Net income                  13,649     6,862    18,022    15,381     9,871
Net income per share:
  Basic                        .65       .33       .85       .73       .47
  Diluted                      .62       .32       .85       .73       .47
Dividends per share            .10       .10       .10       .10       .10

Total assets               107,819    95,444    92,468    78,951    63,507
Long-term debt                 -0-       -0-       -0-       -0-       -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

X-Rite enhanced its already substantial financial position during 1999. Net cash provided by operations in 1999 was a record $20.4 million, compared to $17.9 and $20.0 million for 1998 and 1997 respectively. At January 1, 2000 the Company had working capital of $60.9 million as compared to 53.4 million at January 2,1999. It's ratios of current assets to current liabilities was 9.7:1 and 11:1 for 1999 and 1998 respectively. Since going public in 1986, the Company has funded its operations, investing, acquisitions, and financing activities from internally generated cash flows and cash reserves.

On January 1, 2000 the Company had cash and short-term investments totaling $29.0 million, compared to 20.8 million at January 2, 1999. The Company expects to use these funds for future acquisitions, capital expenditures and new product development. The Company maintains a revolving line of credit in the amount of $20 million. The line was not used during 1999.

Management anticipates that X-Rites current liquidity, future cash flows and credit line will be sufficient to fund the Company's operations, life insurance premiums, capital expenditures, and dividends for the foreseeable future. Should additional funding be necessary, additional short or long-term borrowing arrangements are the most probable alternatives for meeting capital resource and liquidity needs.

Net income was the principal source of cash from operations. Certain expenses included in net income did not require the use of cash. The most significant non-cash expenses in 1999, which totaled $5.9 million, were depreciation, and amortization. For 1998 and 1997 depreciation and amortization charges were $5.8 and $5.5 million respectively. The largest single non-cash expense in 1998 was for the write down of digital imaging assets which was $6.7 million.

X-Rite's short term investments consist primarily of tax free municipal bonds, high grade corporate bonds and preferred stocks. Historically the cost of the Company's investments has approximated market value.

Capital expenditures of $4.3 million were made in 1999. The largest of these capital investments was $2.2 million to expand manufacturing and storage capacity at the Labsphere subsidiary in New Hampshire. The remaining expenditures were made primarily for machinery, equipment, building improvements, and computer hardware and software. Capital expenditures in 1998 were $4.2 million. The Company expects to make capital expenditures in 2000 of approximately $3.5 million that consist mainly of machinery, equipment, building improvements, and computer hardware and software.

During 1998, the Company announced it had entered into agreements with its founding shareholders for the future redemption of 4.54 million shares, or 21.4 percent of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies totaling $160 million, or $35.24 per share, the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

At the maximum price, the aggregate stock purchases will total $113.5 million. The Company anticipates that certain stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums will total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 1999 and 1998 approximately $3.5 and $3.1 million respectively were classified as cash surrender value.

The Company's most significant financing activity is the payment of dividends to shareholders. During 1999, 1998, and 1997 dividends were paid at a rate of 10 cents per share. The total value of dividends paid for each of those years approximated $2.1 million dollars. At the present time the Board of Directors intends to continue payments at this rate.

The  following  table  sets  forth   information   derived  from  the  Company's
consolidated statements of income expressed as a percentage of net sales.

                                    1999       1998       1997
                                   -----      -----      -----
   Net sales                       100.0%     100.0%     100.0%
   Cost of sales                    34.1       34.4       34.0
                                   -----      -----      -----
     Gross profit                   65.9       65.6       66.0

   Operating expenses:
     Selling & marketing            20.1       21.6       18.5
     Engineering, general
       & administrative             17.2       17.6       13.1
     Research & development          8.4        8.6        6.6
     Write-down of digital
       imaging assets                -          7.0        -
                                   -----      -----      -----
                                    45.7       54.8       38.2
                                   -----      -----      -----
     Operating income               20.2       10.8       27.8

   Other income                      0.8        0.4        0.3
                                   -----      -----      -----
     Income before income taxes     21.0       11.2       28.1

   Income taxes                      7.4        4.0        9.5
                                   -----      -----      -----
     Net income                     13.6%       7.2%      18.6%
                                   =====      =====      =====

Net Sales

Net sales in 1999 were a Company record of $100.2 million, an increase 5.7% over 1998 sales of $94.8 million. Sales in 1998 were a 2.2% decline as compared to 1997.

Most lines of business showed increases in 1999 from the prior year. The Coatings and Printing business units and related services recorded the largest percentage increases for the year.

Geographically, increased demand in North America offset a continuing softness in the European markets. The Company's efforts to develop an Asian Pacific marketing initiative continue to be rewarded. During 1999 this regions sales increased 22.8%.

Price increases had a nominal effect on sales levels in 1999, 1998 or 1997.

Gross Profit

Despite an increasingly competitive global marketplace X-Rite has managed to consistently maintain strong gross margins. Gross profit percentages were 65.9%, 65.6% and 66.0% in 1999, 1998 and 1997, respectively.

Selling and Marketing Expenses

The Company has continued to fund it's sales and marketing efforts at a level consistent with 1998. The 1999 expenditures of $20.1 million was a 2.0% decline from 1998. In 1998 the Company significantly increased it's emphasis in this area. The 1998 expenditures of $20.5 were a 13.8% increase over the 1997 level of $18.0 million.

These increased efforts have been focused on development of a European presence as well as emerging markets for products in Asia.

Engineering, General and Administrative

Engineering, general and administrative ("EG&A") expenses increased 3.3% in 1999 over 1998. The increase was caused by wage inflation for technical talent and corporate wide technology upgrades EG&A expenses in 1998 were higher compared to 1997 due primarily to life insurance premium expense incurred in connection with the stock redemption program, higher legal fees, wage inflation and costs to establish a new office in France.

Research and Development

Innovative product research and development ("R&D") has been a hallmark of X-Rite since its inception. The Company has reaffirmed this commitment by increasing its investment in R&D in each of the last three years. While continuing to improve its traditional products, the Company has focused additional resources on development of products for emerging technologies. Research and development costs for 1999, 1998 and 1997 were $8.4, $8.1, and $6.4 million respectively.

In addition to the R&D costs reported as operating expenses, there were costs incurred to develop new software products in each of the last three years that were not included with R&D expenses. Those costs were capitalized and the related amortization expense was included in cost of sales (see Note 2 to the accompanying financial statements). Software development costs capitalized totaled $1.3, $1.2 and $1.3 million in 1999, 1998 and 1997, respectively.

Write-Down of Digital Imaging Assets

The Company recognized a nonrecurring charge of $6,694,000 in the third quarter of 1998 for the write-down of certain digital imaging assets associated with the 1997 acquisition of Light Source Computer Images, Inc. (see Note 8 to the accompanying financial statements). Increased competition in the digital imaging business and a continued rapid decline in the demand for certain digital imaging instruments, software and technology were the primary factors that led the Company to reevaluate the markets Light Source sells into and the Light Source product lines, which then forced the recognition of this charge. Digital imaging markets have been changing rapidly and the demand for newer products at lower prices with enhanced performance has impacted the Company's ability to compete in certain of these markets. In addition, the Company has decided these assets would not be employed in a separate strategic business unit within the reorganized corporate structure that was announced at that time. The Company will continue developing other digital imaging products for markets where it has more experience and greater name recognition.

Other Income

Other income in 1999, 1998 and 1997 consisted mainly of interest earned on funds invested in tax exempt municipal and corporate securities. Interest income in 1999 was larger than 1998 due to the growth of funds available for investment.

Income Taxes

The effective tax rate in 1999 was 35.3% compared to 35.8% in 1998 and 34.0% in 1997.

Inflation

The Company has experienced the effects of inflation on its business through increases in the cost of services, employee compensation and fringe benefits. Although modest adjustments to selling prices have deterred the effects of inflation, the Company continues to explore ways to improve productivity and reduce operating costs. The Company does not anticipate any significant adverse impact from inflation in the coming year.

Most of the Company's transactions are invoiced and paid in U.S. dollars.

YEAR 2000 READINESS DISCLOSURE

X-Rite senior management assembled a project team to pro-actively assess and address remediation solutions related to Year 2000 ("Y2K")issues at Company headquarters as well as all subsidiary locations. The project was begun in 1998 and substantially completed during the third quarter of 1999. The team focused it emphasis on four primary areas, IT systems, products, physical plant, and third parties. In addition to problem assessment, solution development and implementation, the team also developed a comprehensive contingency plan.

As of the date of this report the Company has not experienced any problems related to Y2K. All IT systems, product lines and facilities systems, machinery and equipment have performed as expected. The Company also is not aware of Y2K failures at critical suppliers or strategic customers. Contingency plans will remain in place through the remainder of the year, but management does anticipate having to implement them at this time.

Costs to Address the Company's Y2K Issues:

Y2K readiness costs incurred to date, are not material to the results of the Company's operations, financial position or cash flows. Although the Company purchased new mainframe hardware and software in 1995, it did not accelerate the timing of replacing these systems in order to accommodate Y2K readiness.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant's market risk sensitive financial instruments do not subject the Registrant to material market risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, financial statements and notes are included with this report:

    Report of Independent Public Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Temporary and Permanent Shareholders'
      Investment
    Consolidated Statements of Income
    Consolidated Statements of Permanent Shareholders' Investment
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

                    Report of Independent Public Accountants




To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of temporary and permanent shareholders' investment, income, permanent shareholders' investment and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.



                                        /s/ Arthur Andersen LLP


Grand Rapids, Michigan,
January 26, 2000

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                              January 1,     January 2,
                                                 2000           1999
                                             -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $ 6,898,000    $ 1,536,000
  Short-term investments                      22,129,000     19,268,000
  Accounts receivable, less allowances of
   $1,110,000 in 1999 and $798,000 in 1998    20,249,000     19,589,000
  Inventories                                 15,410,000     15,871,000
  Deferred taxes                               1,642,000      1,495,000
  Prepaid expenses and other current assets    1,565,000        980,000
                                             -----------    -----------
      Total current assets                    67,893,000     58,739,000

PLANT AND EQUIPMENT:
  Land                                         2,278,000      2,278,000
  Buildings and improvements                  15,501,000     12,528,000
  Machinery and equipment                     13,368,000     12,507,000
  Furniture and office equipment              13,169,000     11,737,000
  Construction in progress                        90,000      1,308,000
                                             -----------    -----------
                                              44,406,000     40,358,000
  Less accumulated depreciation              (23,351,000)   (19,836,000)
                                             -----------    -----------
                                              21,055,000     20,522,000

OTHER ASSETS:
  Costs in excess of net assets acquired       8,036,000      8,572,000
  Cash surrender values - Founders policies    6,616,000      3,091,000
  Other noncurrent assets                      4,219,000      4,520,000
                                             -----------    -----------
                                              18,871,000     16,183,000
                                             -----------    -----------
                                            $107,819,000    $95,444,000
                                            ============    ===========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                              January 1,     January 2,
                                                 2000           1999
                                             -----------    -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                           $ 2,277,000    $ 1,772,000
  Accrued liabilities--
    Payroll and employee benefits              2,043,000      1,618,000
    Income taxes                                 325,000        309,000
    Other                                      2,352,000      1,626,000
                                             -----------    -----------
      Total current liabilities                6,997,000      5,325,000


TEMPORARY SHAREHOLDERS INVESTMENT:
  Value of shares subject to redemption
   agreements; 4,540,000 shares issued
   and outstanding in 1999 and 1998           45,400,000     45,400,000


PERMANENT SHAREHOLDERS' INVESTMENT:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized; none issued      -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 16,700,896 and
    16,638,179 shares issued and outstanding
    in 1999 and 1998 respectively,
    not subject to redemption agreements.      1,670,000      1,664,000
  Additional paid-in capital                   8,439,000      8,143,000
  Retained earnings                           51,347,000     39,793,000
  Shares in escrow; 257,064 in 1999 and
    257,064 in 1998                           (4,820,000)    (4,794,000)
  Accumulated other comprehensive loss        (1,214,000)       (87,000)
                                             -----------    -----------
                                              55,422,000     44,719,000
                                             -----------    -----------
                                            $107,819,000    $95,444,000
                                            ============    ===========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY AND PERMANENT SHAREHOLDERS' INVESTMENT

For the years ended January 1, 2000, January 2,1999 and January 3,1998
                                                                                            Total Temporary
                                                      Temporary            Permanent         and Permanent
                                                      Shareholders'        Shareholders'     Shareholders'
                                                      Investment           Investment         Investment
                                                     ----------           ------------      -------------
 Balances December 31, 1996                          $    -              $ 72,962,000       $ 72,962,000

 Net changes in Permanent Shareholders Investment                          13,118,000         13,118,000
                                                     ----------           -----------        -----------
 Balances January 3, 1998                                -                 86,080,000         86,080,000

Allocation of Permanent Shareholders' Investment
 to Temporary Shareholders' Investment,
 4,540,000 shares                                      45,400,000         (45,400,000)            -

 Net changes in Permanent Shareholders Investment                           4,039,000          4,039,000
                                                     ------------         -----------         ----------
 Balances January 2, 1999                              45,400,000          44,719,000         90,119,000

 Net changes in Permanent Shareholders Investment                          10,703,000         10,703,000
                                                     ------------         -----------         ----------
 Balances January 1, 2000                            $ 45,400,000        $ 55,422,000      $ 100,822,000
                                                     ============        ============      =============

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                            For the year ended
                                  ---------------------------------------
                                   January 1,    January 2,    January 3,
                                      2000          1999          1998
                                  -----------   -----------   -----------
Net sales                        $100,209,000   $94,811,000   $96,991,000
Cost of sales                      34,218,000    32,579,000    32,933,000
                                  -----------   -----------   -----------
  Gross profit                     65,991,000    62,232,000    64,058,000

Operating expenses:
  Selling & marketing              20,096,000    20,478,000    17,969,000
  Engineering, general
    & administrative               17,222,000    16,658,000    12,664,000
  Research & development            8,420,000     8,135,000     6,380,000
  Write-down of digital
    imaging assets                     -          6,694,000         -
                                  -----------   -----------   -----------
                                   45,738,000    51,965,000    37,013,000
                                  -----------   -----------   -----------
  Operating income                 20,253,000    10,267,000    27,045,000

Other income                          827,000       425,000       267,000
                                  -----------   -----------   -----------
  Income before income taxes       21,080,000    10,692,000    27,312,000

Income taxes                        7,431,000     3,830,000     9,290,000
                                  -----------   -----------   -----------

  NET INCOME                      $13,649,000   $ 6,862,000   $18,022,000
                                  ===========   ===========   ===========

Earnings per share:

  Basic                                  $.65          $.33          $.85
                                         ====          ====          ====
  Diluted                                $.62          $.32          $.85
                                         ====          ====          ====

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT SHAREHOLDERS' INVESTMENT

                                                                                        Accumulated
                                                                                          Other           Total
                                             Additional                                Comprehensive    Permanent
                               Common        Paid-in       Retained        Shares in      Income      Shareholders'
                                Stock        Capital       Earnings         Escrow        (Loss)       Investment
                             ----------      ----------    -----------    -----------  -------------  ------------
BALANCES,
  DECEMBER 31, 1996          $2,107,000      $6,908,000    $64,059,000    $      -      $ (112,000)    $72,962,000

Net income                         -               -        18,022,000           -            -         18,022,000
Cash dividends declared
  of $.10 per share                -               -        (2,112,000)          -            -         (2,112,000)
Issuance of 84,556 shares
  of common stock under
  employee benefit plans          8,000         968,000           -              -            -            976,000
Purchase of 184,300 shares
  by escrow fund                   -               -              -       (3,449,000)         -         (3,449,000)
Translation adjustment             -               -              -              -        (319,000)       (319,000)
                             ----------      ----------    -----------    -----------    ---------     -----------
BALANCES,
 JANUARY 3, 1998              2,115,000       7,876,000     79,969,000    (3,449,000)     (431,000)     86,080,000

Net income                         -               -         6,862,000           -            -          6,862,000
Cash dividends declared
  of $.10 per share                -               -        (2,092,000)      (25,000)         -         (2,117,000)
Issuance of 28,798 shares
  of common stock under
  employee benefit plans          3,000         267,000           -              -            -            270,000
Purchase of 72,764 shares
  by escrow fund                   -               -              -       (1,320,000)         -         (1,320,000)
Value of shares subject to
  redemption agreements        (454,000)           -       (44,946,000)          -            -        (45,400,000)
Translation adjustment             -               -              -              -         344,000         344,000
                             ----------      ----------    -----------    -----------    ---------     -----------
BALANCES,
 JANUARY 2, 1999              1,664,000       8,143,000     39,793,000    (4,794,000)      (87,000)     44,719,000

Net income                         -               -        13,649,000           -            -         13,649,000
Cash dividends declared
  of $.10 per share                -               -        (2,095,000)      (26,000)         -         (2,121,000)
Issuance of 62,717 shares
  of common stock under
  employee benefit plans          6,000         296,000           -              -            -            302,000
Translation adjustment             -               -              -              -        (659,000)       (659,000)
Unrealized loss on short-term
  investments                      -               -              -              -        (468,000)       (468,000)
                             ----------      ----------    -----------    -----------    ---------     -----------
BALANCES,
 JANUARY 1, 2000             $1,670,000      $8,439,000    $51,347,000   $(4,820,000)  $(1,214,000)    $55,422,000
                             ==========      ==========    ===========   ============  ============    ===========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the year ended
                                                            ---------------------------------------
                                                             January 1,    January 2,    January 3,
                                                                2000          1999          1998
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 13,649,000   $ 6,862,000   $18,022,000
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                           5,862,000     5,836,000     5,488,000
      Provision for doubtful accounts                           412,000       266,000       220,000
      Deferred income taxes                                    (246,000)   (2,629,000)      187,000
      Write-down of digital imaging assets                          -       6,694,000           -
      Other                                                     (58,000)      (15,000)      172,000
      Changes in operating assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                                (1,576,000)    1,189,000    (2,944,000)
          Inventories                                           278,000      (623,000)        2,000
          Other current and noncurrent assets                  (547,000)      892,000      (831,000)
          Accounts payable                                      638,000       163,000      (548,000)
          Other accrued liabilities                           1,953,000      (693,000)      191,000
                                                             -----------   -----------   -----------
     Net cash provided by operating activities               20,365,000    17,942,000    19,959,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments                     1,258,000     2,030,000     2,042,000
  Proceeds from sales of investments                         19,875,000     5,323,000     9,223,000
  Purchases of investments                                  (24,473,000)  (16,056,000)  (11,653,000)
  Capital expenditures                                       (4,343,000)   (4,176,000)   (4,288,000)
  Acquisitions, less cash acquired                                -          (382,000)   (6,960,000)
  Deposit to escrow fund in connection
    with Light Source acquisition                                  -             -       (4,638,000)
  Investment in founders' life insurance                     (3,525,000)   (3,091,000)         -
  Purchases of other assets                                  (1,373,000)   (1,279,000)   (1,344,000)
  Other investing activities                                     85,000       113,000        40,000
                                                            ------------  ------------  ------------
     Net cash used for investing activities                 (12,496,000)  (17,518,000)  (17,578,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                             (2,121,000)   (2,117,000)   (2,112,000)
  Issuance of common stock                                      302,000       270,000       976,000
                                                            -----------   -----------   -----------
     Net cash used for financing activities                  (1,819,000)   (1,847,000)   (1,136,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                             (688,000)      151,000      (24,000)
                                                            -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          5,362,000   (1,272,000)    1,221,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,536,000    2,808,000     1,587,000
                                                            -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 6,898,000  $ 1,536,000   $ 2,808,000
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

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire, and Massachusetts.
  In addition, the Company has locations in Germany, England, Hong Kong, Czech Republic, France and Japan. All manufacturing is done in the United States.

Geographic sales information is as follows:

                                        1999         1998         1997
                                    -----------  -----------  -----------
  Domestic sales:
    U.S. operations                 $65,732,000  $62,875,000  $65,180,000
  International sales:
    U.S. operations' export sales
      to unaffiliated customers      11,023,000   14,628,000   22,010,000
    Foreign subsidiary sales         23,454,000   17,308,000    9,801,000
                                    -----------  -----------  -----------
                                     34,477,000   31,936,000   31,811,000
                                    -----------  -----------  -----------
                                   $100,209,000  $94,811,000  $96,991,000
                                    ===========  ===========  ===========

No single customer accounted for more than 10% of total net sales in 1999, 1998 or 1997.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The  consolidated   financial   statements   include  the  accounts  of  X-Rite,
Incorporated and its wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. Accordingly, 1999 ended on January 1, 2000 and 1998 ended on January 2, 1999, and 1997 ended on January 3, 1998. The Company's 1999, 1998 and 1997 results from operations would have been approximately the same if the years had ended on December 31 rather than on January 1, 2000, January 2, 1999, and January 3,1998 .

Cash and Cash Equivalents:
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments:
Short-term investments consist primarily of municipal bonds, tax-exempt industrial revenue bonds and preferred stocks. All of the Company's short-term investments are stated at market value and are classified as available for sale. Adjustments to market value are included in Other Comprehensive Income and Loss (see Note 3) Short-term investments at January 1, 2000 include securities with original maturities of greater than three months and remaining maturities of less than one year.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories are summarized as follows:

                                      January 1,    January 2,
                                         2000          1999
                                     -----------   -----------
       Raw materials                 $ 6,351,000   $ 6,575,000
       Work in process                 5,381,000     5,623,000
       Finished goods                  3,678,000     3,673,000
                                     -----------   -----------
                                     $15,410,000   $15,871,000
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

The Company capitalized $1,334,000, $1,248,000 and $1,344,000 of software development costs during 1999, 1998 and 1997, respectively. Amortization expense was $1,249,000, $1,107,000 and $992,000 in 1999, 1998 and 1997, respectively.
The net capitalized software development costs included in other assets were $2,160,000 and $2,076,000 as of January 1, 2000 and January 2, 1999,
respectively.

Costs in Excess of Net Assets Acquired and Other Long-Lived Assets: Costs in excess of net assets acquired resulted primarily from the 1995 acquisition of Labsphere, Inc. and the 1997 acquisition of the assets of Light Source Computer Images, Inc. (see Note 8). The costs associated with the Labsphere acquisition are being amortized using the straight-line method over twenty years. The costs resulting from the Light Source acquisition were written off in 1998 (see Note
8). Accumulated amortization of excess acquisition costs was $2,790,000 and $2,254,000 at January 1, 2000 and January 2, 1999, respectively.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Temporary and Permanent Shareholders' Investment: During 1998 the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares or 21.4 percent of its outstanding stock (see Note 7). These shares have been reclassified on the balance sheet to a temporary equity account.

The Company records the results of its operations and all other equity transactions as a component of permanent shareholders' investment.

Income Taxes:
The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between tax and financial reporting.

Revenue Recognition:
Revenue is recognized when a product is shipped or a service is performed.

Advertising Costs:
Advertising costs are charged to operations in the period incurred and totaled $2,047,000, $2,389,000 and $2,053,000 in 1999, 1998 and 1997, respectively.

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

                                       1999          1998          1997
                                    ----------   -----------   -----------
  Numerators:
    Net income numerators for
      both basic and diluted EPS   $13,649,000   $ 6,862,000   $18,022,000
                                    ==========   ===========   ===========
  Denominators:
    Denominators for basic EPS-
      Weighted-average common
        shares outstanding          20,951,692    20,913,400    21,122,347
    Potentially dilutive shares-
      Shares subject to
        redemption agreements        1,155,096       159,522         -
      Stock options                      6,985        58,630       166,204
                                    ----------    ----------    ----------
    Denominators for diluted EPS    22,113,773    21,131,552    21,288,551
                                    ==========    ==========    ==========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Per Share Data, continued:
During 1999 and the fourth quarter of 1998, certain shares subject to redemption agreements (see Note 7) were considered dilutive.

Certain exercisable stock options were not included in the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options outstanding at the end of each year presented not included in the calculation of diluted EPS and the ranges of exercise prices were 984,500 and $7.03 - $19.52 in 1999, 583,000 and $14.50 - $19.50 in 1998, and 98,500 and $18.38 - $19.50 in 1997.

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

Reclassifications:
Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 3--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation, and unrealized loss on short-term investments, which are presented in the accompanying statements of shareholders' investment. Comprehensive income totaled $ 12,522,000, $ 7,206,000 and $17,703,000 in 1999, 1998 and 1997,
respectively.


NOTE 4--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20,000,000 with interest at 1.5% over the "Effective Federal Funds Rate" (3.99% at January 1, 2000).

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--REVOLVING CREDIT AGREEMENT, continued

The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 1999, 1998 or 1997.

NOTE 5--INCOME TAXES

The provision for income taxes consisted of the following:

                                    1999         1998         1997
                                 ----------   ----------   ----------
  Current-
    Federal                      $7,386,000   $6,111,000   $8,689,000
    State                           256,000      220,000      259,000
    Foreign                          35,000      128,000      155,000
                                 ----------   ----------   ----------
                                  7,677,000    6,459,000    9,103,000
  Deferred-
    Federal                        (246,000)  (2,629,000)     187,000
                                 ----------   ----------   ----------
                                 $7,431,000   $3,830,000   $9,290,000
                                 ==========   ==========   ==========

The provisions for income taxes reflected effective tax rates of 35.3%, 35.8% and 34.0% in 1999, 1998 and 1997, respectively, compared to the U.S. statutory rate of 35%. The Company's effective tax rates were impacted by state income taxes, goodwill amortization and benefits from a foreign sales corporation.

Major components of the Company's deferred tax assets and liabilities are as follows:

                                             January 1,    January 2,
                                                2000          1999
                                             ----------    ----------
Assets:
  Inventory reserves                         $  947,000    $1,076,000
  Accounts receivable reserves                  105,000        -
  Amortization of intangible assets           2,629,000     2,554,000
  Financial accruals and reserves
    not currently deductible                    638,000       563,000
                                             ----------    ----------
                                             $4,319,000    $4,193,000
                                             ==========    ==========
Liabilities:
  Depreciation                               $  143,000    $  197,000
  Software development costs                    756,000       727,000
  Other                                          34,000       129,000
                                             ----------    ----------
                                             $  933,000    $1,053,000
                                             ==========    ==========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES, continued

Cash expended for income taxes was $7,551,000, $5,733,000 and $9,733,000 in 1999, 1998 and 1997, respectively.

NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time U.S. employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $469,000, $473,000 and $336,000 in 1999, 1998 and 1997, respectively.

The Company may sell up to 1,000,000 shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85% of the market price on the date purchased. During 1999, 1998 and 1997, employees purchased 40,137, 21,798 and 17,201 shares, respectively. The weighted average fair value of shares purchased in 1999 was $5.42. At January 1,2000, 833,484 shares were available for future purchases.

The Company has two stock option plans covering 2,800,000 shares of common stock. These plans permit options to be granted to key employees and the Company's Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant. No options are exercisable after ten years from the date of grant. At January 1, 2000, 1,592,993 shares were available for future granting. A summary of shares subject to options follows:

                           1999               1998              1997
                    ------------------  ----------------  ----------------
                              Weighted          Weighted          Weighted
                               Average           Average           Average
                              Exercise          Exercise          Exercise
                      Shares   Prices   Shares   Prices   Shares   Prices
                    --------- --------  ------- --------  ------- --------
 Outstanding at
  beginning of year 1,093,100  $14.54   890,100  $14.33   723,300  $13.30
   Granted            244,500    7.08   221,500   15.10   259,500   15.90
   Exercised          (10,000)   2.47   ( 7,000)   4.06   (61,700)   8.08
   Canceled           (22,400)  13.39   (11,500)  14.93   (31,000)  15.98
                    ---------           -------           -------
 Outstanding at
  end of year       1,305,200   13.26  1,093,100  14.54   890,100   14.33
                    =========          =========           =======
 Exercisable at
  end of year       1,076,500   14.27   943,100   14.25   735,600   14.09
                    =========           =======           =======
 Weighted average
  fair value of
  options granted       $2.85             $6.23             $6.40
                        =====             =====             =====

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of stock options outstanding at January 1, 2000 follows:

                               Outstanding                 Exercisable
                    ---------------------------------   -----------------
                                          Weighted
                               Weighted    Average               Weighted
                                Average   Remaining               Average
                               Exercise  Contractual             Exercise
    Price Ranges      Shares     Price   Life (Years)    Shares    Price
  ---------------   ---------  --------  ------------   -------  --------
  $ 6.19 - $ 7.50     306,000   $ 6.95       7.6        126,000   $ 6.74
   10.13 -  12.00     217,100    11.11       3.9        217,100    11.11
   13.00 -  15.00     275,700    13.95       7.5        229,000    14.07
   15.63 -  19.52     504,400    17.61       6.6        504,000    17.61
                    ---------                           -------
                    1,305,200    13.26       6.6      1,076,500    14.27
                    =========                           =======

The Company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share (basic and diluted) would have been reduced by approximately $492,000 and $.02 in 1999, $924,000 and $.04 in 1998, and $1,109,000 and $.05 in 1997.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     1999          1998          1997
                                 -----------   -----------   -----------
  Dividend yield                     .7%           .6%           .5%
  Volatility                         40%           40%           35%
  Risk-free interest rates       4.7% - 5.9%   5.5% - 5.6%   5.8% - 6.8%
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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS, continued

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. No shares were awarded in 1999, 1998 or 1997. At January 1, 2000, there were 345,200 shares available for future awards.


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

The shares subject to the agreements have been reclassified on the January 2, 1999 balance sheet to a temporary equity account. The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding January 1, 2000 was less than $10.


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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8--ACQUISITION & WRITE-DOWN OF DIGITAL IMAGING ASSETS, continued

The Company has paid $4,638,000 in cash into an escrow fund which is equal to the maximum contingent cash consideration that could be earned by the sellers if such sales goals are realized. The escrow fund payment is not included in the acquisition price stated in the preceding paragraph. If any contingent payments are made, those amounts will be accounted for as additional costs of the acquired assets and amortized over the remaining lives of the assets. As of January 1, 2000, no additional consideration had been paid from the escrow fund.

The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On January 1, 2000, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $51,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to permanent shareholders' investment. This contractual agreement remains in effect until July of 2000.

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



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2000 Annual Meeting of shareholders and filed with the Commission is incorporated herein by reference.


(b) Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."


(c) Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 2000 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.



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


                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

      Report of Independent Public Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Temporary and Permanent Shareholders'
       Investment
      Consolidated Statements of Income
      Consolidated Statements of Permanent Shareholders' Investment Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements


(b) No reports on Form 8-K were filed for the 3-month period ended January 1, 2000.


(c) See Exhibit Index located on page 38.


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

                                  X-RITE, INCORPORATED


               March 30, 2000     /s/ Richard E. Cook
                                  Richard E. Cook, President and Chief
                                    Executive Officer

               March 30, 2000     /s/ Duane F. Kluting
                                  Duane F. Kluting, Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 30th day of March, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Richard E. Cook and Duane F. Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Ted Thompson                      /s/ Peter M. Banks
Ted Thompson, Director                Dr. Peter M. Banks, Director


/s/ Stanley W. Cheff                  /s/ Richard E. Cook
Stanley W. Cheff, Director            Richard E. Cook, Director


/s/ Rufus S. Teesdale                 /s/ James A. Knister
Rufus S. Teesdale, Director           James A. Knister, Director


/s/ Charles Van Namen                 /s/ Ronald A. VandenBerg
Charles Van Namen, Director           Ronald A. VandenBerg, Director

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

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)

   3(f) Bylaws, as amended and restated November 18, 1999 (Commission File No. 0-14800).

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

                                  EXHIBIT INDEX
   --------------------------------------------------------------------------

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(f) Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(g) First Amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(h) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(i) Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons. (Commission File No. 0-14800)

 *10(j) Deferred compensation trust agreement dated November 23, 1999 between the registrant and Richard E. Cook. (Commission File No. 0-14800)

  21      Subsidiaries of the registrant

  23      Consent of independent accountants

  27      Financial Data Schedule

                              X-RITE, INCORPORATED
                             EMPLOYMENT ARRANGEMENT
                       EFFECTIVE UPON A CHANGE IN CONTROL


     THIS  AGREEMENT  entered  into as of the day of , 19____,  (the  "Execution
Date")   by   and   between   X-Rite,    Incorporated   (the   "Company"),   and
____________________________________ (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the threat of, or the occurrence of a Change in Control (as hereinafter defined) can result in significant distractions of its key management personnel because of the uncertainties inherent in such a situation;

     WHEREAS, the Board has determined that it is in the best interest of the Company and its shareholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control, and to ensure the Executive's continued dedication and efforts in such event without undue concern for personal financial and employment security; and

     WHEREAS, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits during the term of his employment following a Change in Control, in the event his employment is terminated as a result of, or in connection with a Change in Control and to provide the Executive with the Gross-Up Payment (as hereinafter defined).

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. Duration

          (a) The duration of this Agreement shall commence on the Execution Date and shall continue until either (i) the termination of the employment relationship between the Company and the Executive prior to the commencement of the Employment Term or (ii) upon written notice from the Company to the Executive of the Company's election to terminate this Agreement effective not less than twelve (12) months after the date of the notice; provided, however, that such election to terminate by the Company shall not be effective in the event the Employment Term commences prior to the effective date of the termination specified in the notice.

          (b) The "Employment Term" shall commence on the date on which a Change in Control occurs (the "Effective Date") and shall expire on the third anniversary of the Effective Date; provided, however, if the Executive's employment is involuntarily terminated prior to the Effective Date and the Executive reasonably demonstrates that such termination was at the request of a Third Party, or otherwise occurred in connection with, or in anticipation of a Change in Control, then for purposes of this Agreement, the Effective Date shall mean the date immediately prior to the date of such termination of the Executive's employment.

     2. Employment

          (a) Subject to the provisions of Section 8 hereof, the Company agrees to continue to employ the Executive and the Executive agrees to remain in the employ of the Company during the Employment Term. During the Employment Term, the Executive shall be employed by the Company in the same position as on the Effective Date or in such other senior executive capacity as may be mutually agreed to in writing by the parties. The Executive shall perform the duties, undertake the responsibilities and exercise the authority customarily performed, undertaken and exercised by persons situated in a similar executive capacity.

          (b) During the Employment Term, excluding periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during usual business hours to the business and affairs of the Company to the extent necessary to discharge the responsibilities assigned to the

     Executive hereunder. The Executive may serve on corporate, civil or charitable boards or committees, and manage personal investments so long as such activities do not significantly interfere with the performance of the Executive's responsibilities hereunder.

     3. Compensation

          (a) Base Salary. During the Employment Term, the Company agrees to pay or cause to be paid to the Executive annual base salary at a rate at least equal to the highest rate of the Executive's annual base salary as in effect at any time within ninety (90) days preceding the Effective Date, and as may be increased from time to time (hereinafter referred to as the "Base Salary"). Such Base Salary shall be payable in accordance with the Company's customary practices applicable to its executives.

          (b) Annual Bonus. In addition to Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Term, an annual bonus (the "Annual Bonus") in cash at least equal to the average of the annual bonus paid or payable during the three full fiscal years ended prior to the Effective Date (or such lesser period for which the annual bonuses were paid or payable to the Executive). Each such Annual Bonus shall be paid in accordance with the Company's customary practices applicable to its executives or, in the event there are no such practices, no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded.

     4. Employee Benefits. During the Employment Term, the Executive shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company and made available to employees generally, including, without limitation, all pension, retirement, profit sharing, savings, medical, hospitalization, disability, dental, life or travel accident insurance benefit plans. Unless otherwise provided herein, the compensation and benefits under, and the Executive's participation in such plans, practices and programs shall be on the same basis and terms as are applicable to employees of the Company generally, but in no event on a basis less favorable in terms of benefit levels and coverages than the most favorable of such plans, practices and programs covering the Executive at any time within ninety (90) days preceding the Effective Date, or if more favorable, at any time thereafter.

     5. Executive Benefits. During the Employment Term, the Executive shall be entitled to participate in all executive benefit or incentive compensation plans maintained or established by the Company for the purpose of providing compensation and/or benefits to executives of the Company including, but not limited to, the Company's Cash Bonus Conversion Plan, and any supplemental retirement, salary continuation, stock option, deferred compensation, supplemental medical or life insurance or other bonus or incentive compensation plans. Unless otherwise provided herein, the compensation and benefits under, and the Executive's participation in, such plans shall be on the same basis and terms as other similarly situated executives of the Company, but in no event on a basis less favorable in terms of benefit levels or reward opportunities than the most favorable benefit levels and reward opportunities applicable to the Executive at any time within ninety (90) days preceding the Effective Date, or if more favorable, at any time thereafter. No additional compensation provided under any of such plans shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive's entitlements hereunder.

     6. Other Benefits

          (a) Fringe Benefits and Perquisites. During the Employment Term, the Executive shall be entitled to all fringe benefits and perquisites (e.g., company cars, club dues, physical examinations, financial planning and tax preparation services) generally made available by the Company to its executives. Unless otherwise provided herein, the fringe benefits and perquisites provided to the Executive shall be on the same basis and terms as other similarly situated executives of the Company, but in no event shall be less favorable than the most favorable fringe benefits and perquisites applicable to the Executive at any time within ninety (90) days preceding the Effective Date, or if more favorable, at any time thereafter.

          (b) Expenses. The Executive shall be entitled to receive prompt reimbursement of all expenses reasonably incurred in connection with the performance of duties hereunder or for promoting, pursuing or otherwise furthering the business or interests of the Company.

     7. Vacation and Sick Leave. During the Employment Term, at such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, provided that:

          (a) The Executive shall be entitled to annual vacation in accordance with the policies as periodically established by the Board for similarly situated executives of the Company, but in no event shall the Executive's annual vacation entitlement be less than four (4) weeks per year.

          (b) The Executive shall be entitled to sick leave (without loss of pay) in accordance with the Company's policies as in effect from time to time.

     8. Termination. During the Employment Term, the Executive's employment hereunder may be terminated under the following circumstances;

          (a) Cause. The Company may terminate the Executive's employment for Cause." A termination of employment is for "Cause" if the Executive (1) engaged in conduct involving dishonesty or fraud or is convicted of a crime involving moral turpitude, (2) intentionally engaged in conduct which is materially injurious to the Company, monetarily or otherwise, (3) fails to substantially perform assigned duties consistent with paragraph 2 above (other than any failure resulting from an illness or other similar incapacity or disability), or to comply with policies applicable to all Company executives, after a demand for performance or compliance is made to Executive which specifically identifies the manner in which it is alleged that the Executive has not substantially performed or complied.

          (b) Disability. The Company may terminate the Executive's employment in the event of the Executive's Disability. For purposes of this Agreement, "Disability" means a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties under this Agreement which continues for a period of at least one hundred eighty
     (180) consecutive days. Notwithstanding anything contained in this Agreement to the contrary, until the Termination Date specified in a Notice of Termination (as each term is hereinafter defined) relating to the Executive's Disability, the Executive shall be entitled to return to his position with the Company as set forth in this Agreement in which event no Disability of the Executive will be deemed to have occurred.

          (c) Good Reason. (1) The Executive may terminate his employment for "Good Reason." For purposes of this Agreement, "Good Reason" shall mean the occurrence, after a Change in Control, of any of the events or conditions described in Subsections (i) through (viii) hereof:

               (i) a  change  in the  Executive's  status,  title,  position  or responsibilities (including reporting responsibilities) which represents a material adverse change from the status, title, position or responsibilities in effect immediately prior thereto; the assignment to the Executive of any new or different duties or responsibilities which are materially inconsistent with his status, title, position or responsibilities as in effect immediately prior thereto, or any removal of the Executive from, or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for (w) Disability,
          (x) Cause, (y) as a result of his death, or (z) by the Executive other than for Good Reason;

               (ii) a reduction in the Executive's Base Salary or any failure to pay the Executive any compensation or benefits to which he is entitled promptly after of the date due;

               (iii) a failure to increase the Executive's Base Salary at least annually at a percentage of Base Salary no less than the average percentage increases (other than increases resulting from the Executive's promotion) granted to the Executive during the three full years ended prior to a Change in Control (or such lesser number of full years during which the Executive was employed);

               (iv) the  Company's  requiring  the  Executive to be based at any place other than that in
          effect on the Effective Date, except for reasonably required travel on the Company's business which is not greater than such travel requirements prior to the Change in Control;

               (v) the insolvency of, or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, if that petition is not dismissed within ninety (90) days;

               (vi) any material breach by the Company of any provision of this Agreement;

               (vii) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section 8(a); or

               (viii) the failure of the Company to obtain an agreement, reasonably satisfactory to the Executive, from any successor or assign of the Company to assume and agree to perform this Agreement, as contemplated in Section 14 hereof.

                    (2) Any event or condition  described in Section  8(c)(1)(i)
               through (viii) which occurs prior to a Change in Control, but which the Executive reasonably demonstrates was at the request of a Third Party, or otherwise arose in connection with, or in anticipation of a Change in Control, shall constitute Good Reason for purposes of this Agreement.

                    (3) The Executive right's to terminate his employment pursuant to this Section 8(c) shall not be affected by his incapacity due to physical or mental illness.

          (d) Voluntary Termination. The Executive may voluntarily terminate his employment hereunder at any time, by giving the Company a Notice of Termination.

          (e) Termination Without Cause. The Company may terminate Executive's employment at any time, without cause, by giving Executive a Notice of Termination.

     9. Compensation Upon Termination. Upon termination of the Executive's employment during the Employment Term, the Executive shall be entitled to the following benefits:

          (a) If the Executive's employment with the Company is terminated (1) by the Company for

     Cause or Disability, (2) by reason of the Executive's death, or (3) by the Executive other than for Good Reason or during the Window Period, the Company shall pay the Executive all amounts earned or accrued through the Termination Date but not paid as of the Termination Date, including (i) Base Salary and (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date (collectively, "Accrued Compensation").

          (b) If the Executive's employment with the Company is terminated (other than by reason of death), (1) by the Company other than for Cause or Disability, (2) by the Executive for Good Reason or (3) by the Executive for any reason within the Window Period, the Executive shall be entitled to the following:

               (i) the Company shall pay the Executive all Accrued Compensation and a Pro-Rata Bonus;

               (ii) at its election, the Company shall either: (y) continue to pay the Executive's Base Salary in normal installments for the remainder of the Employment Term, or (z) pay the Executive as severance pay, and in lieu of any further compensation for periods subsequent to the Termination Date, in a single payment, an amount in cash equal to the Executive's Base Salary that would otherwise be payable in installments for the remainder of the Employment Term. In addition, the Company shall pay the Executive a Pro Rata Bonus with respect to the then current fiscal year, plus the average of the annual bonuses paid or payable to the Executive during the previous three (3) full fiscal years (or such lesser period for which the annual bonuses were payable to the Executive), times the number of full fiscal years remaining in the Employment Term;

               (iii) for the remainder of the Employment Term (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Executive at any time during the 90-day period prior to the Effective Date or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period, whichever the Company elects. The coverage and benefits (including deductibles and costs) provided in this
          Section 9(b)(iii) during the Continuation

          Period shall be no less favorable to the Executive and his dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder so long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder. This Subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs and practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits;

               (iv) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) granted to the Executive under any of the Company's incentive plans or arrangements shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become nonforfeitable and shall become 100% vested, and all performance units granted to the Executive shall be 100% vested.

          (c) The amount of any payment provided for in this Section 9 of this Agreement shall be reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment during the Employment Term; provided, however, that compensation being received from sources other than the Company at the time such payment commences shall not be counted to reduce payments hereunder.

          (d) The severance pay and benefits provided for in this Section 9 shall be in lieu of any other severance pay to which the Executive may be entitled under any Company severance plan, program or arrangement.

     10. Definitions

          (a) Change in Control. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

               (1) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty percent (30%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary") (ii) the Company or its Subsidiaries, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

               (2) The individuals who, as of the Execution Date are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by the Company's shareholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange
          Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy

          Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

                    (3) Approval by shareholders of the Company of:

               (i) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a "Non-Control Transaction." A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of the Company where:

                    (A) the shareholders of the Company, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

                    (B) the  individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially directly or indirectly owning a majority of the Voting Securities of the Surviving Corporation, and

                    (C) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of thirty percent (30%) or more of the then outstanding Voting Securities, has Beneficial Ownership of thirty percent (30%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities.

               (ii) A complete liquidation or dissolution of the Company; or

               (iii) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

                    (4) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting
               Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          (b) Notice of Termination. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which indicates the specific termination provision in this Agreement, if any, relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, no such purported termination of employment shall be effective without such Notice of Termination.

          (c) Pro Rata Bonus. For purposes of this Agreement, "Pro Rata Bonus" shall mean the average of the annual bonuses paid or payable to the Executive during the preceding three (3) full fiscal years (or such lessor period for which the annual bonuses were payable to the Executive) multiplied by a fraction, the numerator of which is the number of days in the then current fiscal year through the Termination Date and the denominator of which is 365.

          (d) Termination Date, Etc. For purposes of this Agreement, "Termination Date" shall mean in the case of the Executive's death, the date of death, or in all other cases, the date specified in the Notice of Termination; provided, however, the Executive's employment is terminated for Good Reason or during a Window Period, the date specified in the Notice of Termination shall be not less than thirty (30) days and not more than sixty (60) days from the date the Notice of Termination is given to the Company.

          (e) Third Party. For purposes of this Agreement, "Third Party" shall mean a person or entity who has indicated an intention, or has taken steps reasonably calculated to effect a Change in Control, and who does, in fact, effectuate a Change in Control.

          (f) Window Period. For purposes of this Agreement, "Window Period" shall mean that period of time commencing one hundred eighty (180) days after the Effective Date and ending on the first anniversary of the Effective Date.

     11. Excise Tax Payments

          (a) In the event that any payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), paid or payable or distributed or distributable to the Executive or for his benefit pursuant to the terms of this Agreement or otherwise in connection with, or arising out of, his employment with the Company or a change in ownership or effective control of the Company or of a substantial portion of its assets (a "Payment" or "Payments"), would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties, other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on his return, imposed with respect to such taxes and the Excise Tax), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (b) A determination as to whether a Gross-Up Payment is required pursuant to this Agreement and the amount of such Gross-Up Payment shall be made at the Company's expense by an accounting firm selected by the Company and reasonably acceptable to the Executive (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive as promptly as practical after the Termination Date, and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. The Gross-Up Payment, if any, as determined pursuant to this Section 11a(b) shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's Determination. The Determination shall be binding, final and conclusive upon the Company and the Executive, subject to the application of Section 11(c) below.

          (c) Notwithstanding anything contained in this Agreement to the contrary, in the event that, according to the Determination, an Excise Tax will be imposed on any Payment or Payments, the Company shall pay to the applicable governmental taxing authorities as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

     12. Unauthorized Disclosure. During the period that the Executive is actively employed by the Company, the Executive shall not make any Unauthorized Disclosure. For purposes of this Agreement, "Unauthorized Disclosure" shall mean disclosure by the Executive without the consent of the Board (other than pursuant to a court order) to any person, other than an employee or director of the Company or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an executive of the Company or as may be legally required, of any material confidential information obtained by the Executive while in the employ of the Company (including any material confidential information with respect to any of the Company's customers or methods of distribution) the disclosure of which is materially injurious to the Company; provided, however, that such term shall not include the use or disclosure by the Executive, without consent, of any information known generally to the public (other than a result of disclosure by him in violation of this Section 12) or any information not otherwise considered confidential and material by a reasonable person engaged in the same business as that conducted by the Company.

     13. Noncompetition. In the event of a termination of employment for any reason other than a termination by the Executive for Good Reason or during the Window Period, for the duration of the original Employment Term, the Executive shall not:

          (a) engage in any activity competitive to the business of the Company anywhere in the world as a proprietor, partner, holder of any shares of capital stock or other equity interests in any entity engaged in any business competitive to the Company, or as an officer, director, employee, consultant, agent, representative of any such competitor; provided, however, that the ownership of equity securities of a publicly-held issuer in an amount equal to less than five percent (5%) of the outstanding interests of that class, shall not be deemed a violation of the Executive's obligations under this subsection;

          (b) solicit, induce, or otherwise encourage any person employed by the Company to terminate his or her employment with the Company; or

          (c) contact any customer of the Company in order to secure business from that customer of any kind whatsoever.

In the event any portion of this Section 13 is deemed unenforceable by a court of competent jurisdiction as a result of its duration or scope, such portion shall be deemed automatically reduced to the extent necessary, in the judgment of such court, to render it enforceable.

     14. Successors and Assigns

          (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns, and the Company shall require any successor or assignee to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. The term "successors and assigns" as used herein shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

          (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

     15. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) reasonably incurred by the Executive to the extent the Executive is successful in seeking to obtain or enforce any right or benefit provided by this Agreement.

     16. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of
Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     17. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the

Company or any of its subsidiaries and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its subsidiaries shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     18. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, defense, recoupment, or other right which the Company may have against the Executive or others.

     19. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereto have been made by either party which are not expressly set forth in this Agreement.

     20. Governing Law. This Agreement shall be governed by and constructed and enforced in accordance with the laws of the state of Michigan without giving effect to its conflict of laws principles. Any action brought by any party to this Agreement shall be brought and maintained in a court of competent jurisdiction in Kent County Michigan.

     21. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     22. No Guaranteed Employment. The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, prior to the Effective Date, may be terminated by either the Executive or the Company at any time. Moreover, if prior to the Effective Date, the Executive's employment with the Company terminates, the Executive shall have no further rights under this Agreement, except as provided in Sections 1(b) and 8(c)(2).

     23. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.




IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.
                                              X-RITE, INCORPORATED

                                              By ______________________________

                                                 Its __________________________


                                              _________________________________


X-Rite, Incorporated's Change of Control Agreement in the foregoing form have been entered into between the registrant and the following persons:

1.  Joan Mariani Andrew
2.  Bernard Berg
3.  Duane Kluting
4.  Jeffrey Smolinski

                           DEFERRED COMPENSATION TRUST
                               FOR RICHARD E. COOK

     This Trust Agreement is made by and between X-Rite Corporation, a Michigan corporation (the "Company") and Macatawa Bank, a Michigan corporation (the "Trustee"). This Agreement is made with reference to the following:

     A. The Company has adopted the Deferred Compensation  Agreement for Richard
E. Cook dated November 23, 1999 (the "Plan") as a nonqualified deferred compensation plan;

     B. The Company wishes to establish a trust as a means for paying benefits under the Plan, but wishes to have the trust assets remain subject to the claims of the creditors of the Company so that the Plan will qualify as an "unfunded" arrangement that will be exempt from most of the requirements of the Employee Retirement Security Act of 1974 ("ERISA").

     NOW, THEREFORE, the parties hereby establish the Deferred Compensation Trust for Richard E. Cook which will be held and administered as follows:

                                    ARTICLE I
                             ESTABLISHMENT OF TRUST

     1.1 Company hereby deposits with Trustee $100 which will become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

     1.2 The Trust hereby established will be irrevocable.

     1.3 The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended, and will be construed accordingly.

     1.4 The assets of the Trust will be used exclusively for the uses and purposes of Plan participants and general creditors as herein set forth. Plan participants and their beneficiaries will have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plan and this Trust Agreement will be mere unsecured contractual rights of Plan participants and their beneficiaries against Company. Any assets held by the Trust will be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a).

     1.5 Company may make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

                                   ARTICLE II
              PAYMENTS TO PLAN PARTICIPANTS AND THEIR BENEFICIARIES

     2.1 Company will deliver to Trustee from time to time written instructions concerning payment of benefits from the Trust to or in respect of Plan participants. Except as otherwise provided herein, Trustee will make payments to the Plan participants and their beneficiaries in accordance with such instructions. The Trustee will make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to payments to plan participants and beneficiaries, and will pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Company.

     2.2 The entitlement of a Plan participant or beneficiary to benefits under the Plan will be determined by Company and any claim for benefits will be considered and reviewed under the procedures set out in the Plan.

     2.3 Company may make payment of benefits directly to Plan participants or beneficiaries as they become due under the terms of the Plan. Company will notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to participants or their beneficiaries. In addition, if the assets of the Trust are not sufficient to make payments of benefits, Trustee will notify Company and Company will make the balance of each such payment as it falls due. The Trustee will promptly reimburse the Company for any benefits under the Plan paid by the Company directly to participants and beneficiaries.


                                   ARTICLE III
                        TRUSTEE RESPONSIBILITY REGARDING
                          PAYMENTS TO TRUST BENEFICIARY
                            WHEN COMPANY IS INSOLVENT

     3.1 Trustee will cease payment of benefits to Plan participants and their beneficiaries if the Company is Insolvent. Company will be considered "Insolvent" for purposes of this Trust Agreement if Company is unable to pay its debts as they become due, or Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

     3.2 The assets of the Trust will be subject to claims of general creditors of Company under federal and state law as set forth below.

          (a) The Chief Executive Officer of Company will inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee will determine whether Company is Insolvent and discontinue payment of benefits to Plan participants or their beneficiaries.

          (b) Unless Trustee has actual knowledge of Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee will have no duty to inquire whether Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.

          (c) If at any time Trustee has determined that Company is Insolvent, Trustee will discontinue payments to Plan participants or their beneficiaries and will hold the assets of the Trust for the benefit of Company's general creditors.

          (d) Trustee will resume the payment of benefits to Plan participants or their beneficiaries in accordance with Article II of this Trust Agreement only after Trustee has determined that Company is not or is no longer Insolvent.

     3.3 If the Trustee discontinues the payment of benefits and subsequently resumes payments, the next payment will include the amount of all payments due to Plan participants and beneficiaries for the period of discontinuance of payments minus the payments made by the Company during the period of discontinuance of payments from the Trust.


                                   ARTICLE IV
                               PAYMENTS TO COMPANY

     Except as provided in Article III hereof, Company will have no right or power to direct Trustee to return to Company or to divert to others any of the Trust assets until all payment of benefits have been made to Plan participants and their beneficiaries pursuant to the term of the Plan.

                                    ARTICLE V
                          POWERS AND DUTIES OF TRUSTEE

     5.1  General  Powers.  The  Trustee  will  have  exclusive   authority  and
discretion to manage and control the assets of the Trust except that:

          (a) it will disburse benefit payments in accordance with written directions from the Company; and

          (b) the Company may direct, by written notice to the Trustee, the segregation of any portion of the Trust into a separate investment account or accounts, and appoint an investment manager to direct the investment and reinvestment of any such investment account. Any such investment manager will either be:

               (1) registered as an investment adviser under the Investment Advisers Act of 1940;

               (2) a bank, as defined in that Act; or

               (3)  an  insurance  company   qualified  to  perform   investment
          management services under the laws of more than one state.

If investment of the Trust is to be directed in whole or in part by an investment manager, the Company will deliver to the Trustee a copy of the instruments appointing the investment manager and evidencing the investment manager's acceptance of such appointment, an acknowledgment by the investment manager that it is a fiduciary of the Plan, and evidence of the investment manager's current registration under the 1940 Act. The Trustee will be fully protected in relying upon such instruments until otherwise notified in writing by the Company.

     5.2 Relationship with Investment Manager. If an investment manager is appointed in accordance with the provisions of Section 5.1:

          (a) The Trustee will follow the directions of the investment manager regarding the investment and reinvestment of the investment account. The Trustee will be under no duty or obligation to review any investment to be acquired, held, or disposed of pursuant to such directions, nor to make any recommendations with respect to the disposition or continued retention of any such investment. The Trustee will have no liability or responsibility for acting or not acting pursuant to the direction of, or failing to act in the absence of, any direction from the investment manager, unless the Trustee knows that by such action or omission it would be itself committing or participating in a breach of fiduciary duty by the investment manager.

          (b) The investment manager may issue orders for the purchase or sale of securities directly to a broker. In order to facilitate such transactions, the Trustee, upon request, will execute and deliver appropriate trading authorizations. Written notification of the issuance of each such order will be given promptly to the Trustee by the investment manager; the execution of each such order will be confirmed by written advice to the Trustee by the broker. Such notification will be authority for the Trustee to pay for securi ties purchased against receipt and to deliver securities sold against payment.

          (c) If an investment manager resigns or is removed by the Company, the Trustee, upon receiving written notice from the Company that it is to resume the responsibility of management, will manage the investment of the investment account unless and until it will be notified in accordance with the provisions of Section 5.1 of the appointment of another investment manager.

          (d) The accounts, books, and records of the Trustee will reflect the segregation of any portion or portions of the Trust in a separate investment account or accounts.

     5.3 Payments by Trustee. The Trustee will pay benefits from the Trust to or for the account of participants or beneficiaries in the amount and manner, and at such time and addresses, as directed in writing by the Company. The Trustee will make such other payments as directed in writing by the Company.

     5.4 Accounts and Records. The Trustee will keep accurate and detailed records of the Trust on a cash basis. The fiscal year of the Trust will be the year adopted by the Company for federal income tax purposes unless another year is agreed upon between the Company and the Trustee. Each year, the Trustee will furnish the Company with an annual report showing all receipts and disbursements and other transactions, together with a list of the assets held at the end of such year showing the costs and the fair market value of each item. The Company may approve such accounting by written notice delivered to the Trustee or by failure to object to such accounting in writing delivered to the Trustee within 180 days. The Company will have the right to examine the books and records of the Trust at any time. The Trustee will have the right to have its accounts settled by judicial proceeding if it so elects.

     5.5 Valuation of Assets. The Trustee will not amortize premiums paid for bonds or other obligations purchased at a price above their par value nor accumulate discounts by reason of the purchase of such securities at prices below their par value. The Trustee may, in determining the market value of the Trust, use any recognized method reasonably calculated to reflect the current value of the Trust assets.

     5.6 Reporting. The Trustee will, within the time prescribed by law, file with the Internal Revenue Service and with other appropriate regulatory agencies any reports or statements which by law are required to be filed by it. The Trustee will have no responsibility for the preparation or filing of any reports, returns, or documents required by law to be filed by the Company other than those explicitly agreed upon in writing by the Trustee and the Company.

     5.7 Miscellaneous. The Trustee will not be responsible for enforcing payment of or collecting any contribution to be made by the Company or any participants, or enforcing payment of or collecting any funds held by the Company on behalf of participants for the purpose of making contribution to the Plan.


                                   ARTICLE VI
                             INVESTMENT OF THE TRUST

     6.1 General Investment Powers. The Trustee will invest and reinvest the principal and income of the Trust, without distinction between principal and income, in the interest-bearing deposits of the Trustee, real estate, interests in real estate, leaseholds, insurance and annuity contracts, common stocks, bonds, notes, mortgages, contracts, debentures, mutual funds, tangible personal property, leases, and such other personal or real property as the Trustee deems advisable and believes would be purchased by persons of prudence, discretion, and intelligence in such matters who are seeking preservation of capital and reasonable income, whether or not such investment or reinvestment would otherwise be permissible for the investment of trust funds under any present or future laws; provided, however, that in the event an investment manager is appointed, the Trustee will invest and reinvest the segregated portion of the Trust that is in a separate investment account or accounts pursuant to the written directions of the investment manager.

     6.2 Specific Investment Powers. The Trustee is authorized and empowered as follows:

          (a) to sell, exchange, convey, assign, transfer, or otherwise dispose of, and also to grant options with respect to, any property, whether real or personal, at any time held by the Trustee, in such manner and for such consideration and upon such terms and conditions as the Trustee may deem advisable;

          (b) to retain, manage, operate, repair, and improve, and to mortgage or lease for any period, any real estate or tangible personal property held by the Trustee;

          (c) to compromise, compound, arbitrate, or settle any claim, debt, or obligation due to it or from it as Trustee and to reduce the rate of interest on, extend or otherwise modify, or foreclose upon, default, or otherwise enforce any such obligation;

          (d) to vote in person or by proxy any stocks, bonds, or other securities held by it; to exercise any options available to any stocks, bonds, or other securities; to exercise any rights to subscribe for additional stocks, bonds, or other securities, and to make necessary payments for such rights; and to join in or oppose any reorganization, recapitalization, consolidation, sale, or merger;

          (e)  to  make,  execute,   acknowledge,  and  deliver  deeds,  leases,
     assignments, documents of transfer, and other instruments that may be necessary to carry out the powers granted by this Agreement;

          (f) to enforce any right, obligation, or claim in its absolute discretion and, in general, to protect in any way the interest of the Trust, either before or after default, and in its absolute discretion to abstain from the enforcement of any right, obligation, or claim and to abandon any property, whether real or personal, which at any time may be held by it;

          (g) to cause any investments in the Trust to be registered in or transferred into its name or the name of its nominee or nominees or to retain them unregistered or in form permitting transfer by delivery, but the books and records of the Trustee will at all times show that all such investments are part of the Trust;

          (h) to employ accountants, auditors, actuaries, and attorneys, including accountants, auditors, actuaries, and attorneys of the Company, as well as other advisors and agents, and to delegate to them such ministerial and limited discretionary duties as it sees fit, and to pay their reasonable expenses and compensation from the Trust;

          (i) to employ agents and investment advisors which may be subsidiaries or affiliates of the Trustee, to employ legal counsel whenever necessary to protect the interest of the trust or the participants, and to pay the reasonable fees and expenses of the agents activities, actuaries, plan administrators, advisors and counsel. The agents or counsel may be counsel for the Company as well as the Trustee;

          (j) to apply for, purchase, hold, or transfer, in accordance with written instructions from the Company, annuity contracts by which the Company may choose to provide benefits; and

          (k) to do all other acts and to exercise any other powers which it may deem necessary and proper to carry out its duties as Trustee under this Trust Agreement.

                                   ARTICLE VII
                            RESPONSIBILITY OF TRUSTEE

     7.1 Trustee will act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee will incur no liability to any person for any action taken pursuant to a direction, request or approval given by Company which is contemplated by, and in conformity, the terms of the Plans or this Trust and is given in writing by Company. In the event of a dispute between Company and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

     7.2 If Trustee undertakes or defends any litigation arising in connection with this Trust, Company agrees to indemnity Trustee against Trustee's costs, expenses and liabilities (including without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment from the Trust.

     7.3 Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

     7.4 Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

     7.5 Trustee will have all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee will have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

                                  ARTICLE VIII
                      COMPENSATION AND EXPENSES OF TRUSTEE

     Company will pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses will be paid from the Trust.


                                   ARTICLE IX
                       RESIGNATION AND REMOVAL OF TRUSTEE

     9.1 Trustee may resign at any time by written notice to Company, which will be effective 60 days after receipt of such notice unless Company and Trustee agree otherwise.

     9.2 Trustee may be removed from Company on 60 days notice or upon shorter notice accepted by Trustee

     9.3 Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets will subsequently be transferred to the successor Trustee. The transfer will be completed within 60 days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

     9.4 If Trustee resigns or is removed, the Company will appoint a successor trustee by the effective date of the resignation or removal. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding will be allowed as administrative expenses of the Trust.


                                  . ARTICLE X
                            AMENDMENT OR TERMINATION

     10.1 This Trust Agreement may be amended by a written instrument executed by Trustee and Company. Notwithstanding the foregoing, no such amendment will conflict with the terms of the Plan or make the Trust revocable.

     10.2 The Trust will not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plan.


                                   ARTICLE XI
                                  MISCELLANEOUS

     11.1 Any provision of this Trust Agreement prohibited by law will be ineffective to the extent of any such prohibition, without invalidating the remaining provisions.

     11.2 Benefits payable to Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned, alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

     11.3 This Trust Agreement will be governed by and construed in accordance with the laws of Michigan except to the extent that state laws are preempted by the federal statute known as the Employee Retirement Income Security Act of 1974.


     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed this 23rd day of November, 1999.


X-RITE CORPORATION                          MACATAWA BANK


By  /s/ Ted Thompson                        By ________________________________
        Its Chairman                                  Its Trust Officer

                           AMENDED AND RESTATED BYLAWS
                                       of
                              X-RITE, INCORPORATED
                             A Michigan Corporation
                    As Amended and Restated November 18, 1999

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

          (c) Nothing contained in this Section shall prevent the consideration and approval or disapproval at any meeting of shareholders of reports of officers, directors, and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such meeting unless stated, filed, and received as provided herein.

                              ARTICLE IV. DIRECTORS

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

     Section 9. Compensation of Directors. Each of the directors shall be entitled to receive compensation for service as a director and/or member of a committee of the Board of Directors and shall be reimbursed their expenses for attendance at meetings of the Board of Directors or any committee of which a director is a member, all in accordance with resolutions adopted by the Board of Directors from time to time.

     Section 10. Committees. The Board of Directors may by resolution establish committees, including an executive committee, composed of one or more of the directors to perform such functions and exercise such powers and authority of the Board of Directors to the extent provided by resolution of the Board of Directors and not prohibited by the Michigan Business Corporation Act in the management of the business and affairs of the Corporation. Each committee and each member thereof shall serve at the pleasure of the Board of Directors and a majority of the members of any committee shall constitute a quorum for the transaction of business.

     Section 11. Directors Emeritus. Any director of the Corporation who has at least nine years of service as a director and who either resigns as a director or does not stand for reelection, shall be entitled to be considered for the position of "Director Emeritus." If nominated by the Nominating committee and elected by the Board of Directors, a Director Emeritus shall continue in that position for a period equal to the time served as a regular director or until an earlier resignation or death. During their tenure, Directors Emeritus shall be given notices of all meetings of the Board of Directors, and they shall perform such consulting services for the Corporation as the Board of Directors may reasonably request from time to time. Directors Emeritus shall be entitled to attend and participate in all such meetings of the Board of Directors, except that they may not vote and they shall not be counted for purposes of determining a quorum. Directors Emeritus shall receive the same annual retainer fee as is provided for regular directors and shall be entitled to reimbursement for expenses of attendance at meetings of the Board, but they shall receive no other compensation from the Company.

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

     Section 4. Compensation of Officers. The Board of Directors, or an appropriate committee if one be appointed, may establish compensation of officers for services to the Corporation irrespective of the personal interest of any such director or committee member.

     Section 5. Chairman of the Board. The Chairman of the Board of Directors shall be elected by the directors from among the directors then serving. The Chairman of the Board, shall preside at all meetings of the Board of Directors and shareholders, and shall perform such other duties as from time to time may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

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

                                                                      Exhibit 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into X-Rite, Incorporated's previously filed Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260.


                                           /s/ Arthur Andersen LLP


Grand Rapids, Michigan,
March 30, 2000.