Form 10-Q
period 2000-04-01
X RITE INC
filed 2000-05-15
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

                      OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Yes __X__         No _____

The number of shares outstanding of registrant's common stock, par value $.10 per share, at May 1, 2000 was 21,275,981 shares.

                                                       Exhibit Index on page 13.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                               April 1,      January 1,
                                                 2000           2000
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $ 9,235,000    $ 6,898,000
  Short-term investments                      21,167,000     22,129,000
  Accounts receivable, less allowances of
   $1,026,000 in 2000 and $1,110,000 in 1999  19,611,000     20,249,000
  Inventories                                 15,504,000     15,410,000
  Deferred taxes                               1,666,000      1,642,000
  Prepaid expenses and other current assets    2,016,000      1,565,000
                                             -----------    -----------
      Total current assets                    69,199,000     67,893,000


PROPERTY AND EQUIPMENT, at cost               45,207,000     44,406,000
  Less accumulated depreciation              (24,006,000)   (23,351,000)
                                             -----------    -----------
                                              21,201,000     21,055,000

OTHER ASSETS:
  Costs in excess of net assets acquired       7,873,000      8,036,000
  Cash surrender values - Founders policies   10,093,000      6,616,000
  Other noncurrent assets                      4,289,000      4,219,000
                                             -----------    -----------
                                              22,255,000     18,871,000
                                             -----------    -----------
                                            $112,655,000   $107,819,000
                                             ===========   ============

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                               April 1,      January 1,
                                                 2000           2000
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 2,770,000    $ 2,277,000
  Accrued liabilities--
    Payroll and employee benefits              1,528,000      2,043,000
    Income taxes                               1,779,000        325,000
    Other accrued liabilities                  2,727,000      2,352,000
                                             -----------    -----------
      Total current liabilities                8,804,000      6,997,000


TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
   agreements                                 45,400,000     45,400,000


PERMANENT SHAREHOLDERS' INVESTMENT:
  Common stock                                 1,674,000      1,670,000
  Additional paid-in capital                   8,581,000      8,439,000
  Retained earnings                           54,378,000     51,347,000
  Shares in escrow                            (4,826,000)    (4,820,000)
  Accumulated other comprehensive loss        (1,356,000)    (1,214,000)
                                             -----------    -----------
                                              58,451,000     55,422,000
                                             -----------    -----------

                                            $112,655,000   $107,819,000
                                             ===========   ============

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended
                                              April 1,        April 3,
                                                2000            1999
                                            -----------     -----------
Net sales                                   $26,134,000     $23,688,000
Cost of sales                                 9,011,000       7,833,000
                                            -----------     -----------
  Gross profit                               17,123,000      15,855,000

Operating expenses:
  Selling & marketing                         5,322,000       4,911,000
  General & administrative                    3,770,000       3,803,000
  Research, development & engineering         2,772,000       2,765,000
                                            -----------     -----------
                                             11,864,000      11,479,000
                                            -----------     -----------
  Operating income                            5,259,000       4,376,000

Other income                                    233,000         231,000
                                            -----------     -----------
  Income before income taxes                  5,492,000       4,607,000

Income taxes                                  1,936,000       1,624,000
                                            -----------     -----------

    NET INCOME                              $ 3,556,000     $ 2,983,000
                                            ===========     ===========

Earnings per share:

  Basic                                            $.17            $.14
                                                   ====            ====
  Diluted                                          $.17            $.14
                                                   ====            ====

Cash dividends per share                          $.025           $.025
                                                  =====           =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended
                                                April 1,       April 3,
                                                  2000           1999
                                              -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $ 7,093,000    $ 5,625,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments            2,000,000     11,150,000
  Proceeds from maturities of investments         211,000        355,000
  Purchases of investments                    ( 1,250,000)   (11,338,000)
  Capital expenditures                           (713,000)    (1,732,000)
  Purchases of other assets                      (385,000)      (347,000)
  Increase in cash value of life insurance     (3,477,000)    (3,372,000)
  Other investing activities                       18,000         56,000
                                              -----------     ----------
    Net cash and cash equivalents
      used for investing activities            (3,596,000)    (5,228,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                 (531,000)      (529,000)
  Issuance of common stock                        146,000         63,000
                                              ------------     ---------
    Net cash and cash equivalents
      used for financing activities              (385,000)      (466,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (775,000)       (24,000)
                                              ------------     ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          2,337,000        (93,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       6,898,000      1,536,000
                                              -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $ 9,235,000     $1,443,000
                                              ===========     ==========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 1999 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 2000 and the results of its operations and its cash flows for the three month periods ended April 1, 2000 and April 3, 1999. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 1,      January 1,
                                            2000           2000
                                        -----------    -----------
     Raw materials                      $ 6,107,000    $ 6,351,000
     Work in process                      5,725,000      5,381,000
     Finished goods                       3,672,000      3,678,000
                                        -----------    -----------
                                        $15,504,000    $15,410,000
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

                                                  Three Months Ended
                                               April 1,       April 3,
                                                 2000           1999
                                              ----------     ----------
 Numerators:
   Net income numerators for
     both basic and diluted EPS               $3,556,000     $2,983,000
                                              ==========     ==========
 Denominators:
   Denominators for basic EPS; weighted
     average common shares outstanding        20,996,842     20,929,523
   Potentially dilutive shares-
     Shares subject to redemption agreements      17,780        911,201
     Stock options                                17,337         11,229
                                              ----------     ----------
   Denominators for diluted EPS               21,031,959     21,851,953
                                              ==========     ==========

Certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 985,500 and $7.03 - $19.52 in 2000, and 902,100 and $7.03 - $19.25 in 1999.


NOTE 4--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income was $3,414,000 for the quarter ended April 1, 2000 and $2,943,000 for the quarter ended April 3, 1999.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 5--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.3 percent, of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share.

The shares subject to the agreements have been reclassified on the April 1, 2000 balance sheet to a temporary equity account. The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding April 1, 2000 was less than $10.


NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company established an escrow fund equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On April 1, 2000, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $57,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement remains in effect until July of 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities in the first quarter of 2000 totaled $7.1 million. The primary source of cash was net income earned during the period. Included in net income were certain accounting charges that did not require the use of cash. The largest non-cash accounting charges, which totaled $1.3 million, were depreciation and amortization.

The most significant investing activity during the first three months of 2000 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of
4.54 million shares, or 21.3 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in the first quarter, approximately $3.5 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first three months of 2000 totaled $713,000 and consisted mainly of building improvements, machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 2000 will be approximately $2.7 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $531,000 were paid during the first quarter which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

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



RESULTS OF OPERATIONS

Net Sales:

First quarter 2000 consolidated net sales were $26.1 million, a 10.1% increase compared to the first quarter of 1999. Stronger sales in Asia and North America were the primary contributors to this increase. Increases were noted in most product lines led by the coatings product lines.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued



Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 65.5% for the first quarter of 2000, compared to 66.9% for the first quarter of 1999. The decrease was due to a higher production costs, and the impact of sales discounts.

Operating Expenses:

Selling and marketing expenses increased 8.4% in the first quarter of 2000 compared to the same period in 1999. The increase reflects the Company's long term strategy to expand its markets from both a product as well as geographical perspective.

First quarter general and administrative expenses decreased slightly as compared to the same quarter in the prior year. The decrease can be attributed to increased operating efficiencies as well as 1999 expenses including the startup costs related to our Paris office.

Research, development and engineering expenses in the first quarter were essentially the same as first quarter of 1999. Research activities continue to be funded at levels consistent with prior years when the Company made a strategic decision to increase efforts aimed at broadening existing product lines as well as developing innovative solutions for markets not currently served by X-Rite.

Other Income:

Other income consisted mainly of interest earnings from invested funds.

Net Income:

The Company recorded net income of $3.6 million for the first three months of 2000 compared to $3.0 million in the same period of 1999. On a per share basis, first quarter net income was $.17 in 2000 and $.14 in 1999. The average number of common and common equivalent shares outstanding was lower in 2000 due to a higher average market price during the quarter for the Company's stock, which reduced the dilutive effect of the shares subject to redemption agreements.

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

         (b) No reports on Form 8-K were filed for the 3-month period ended April 1, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED


                    May 12, 2000        /s/ Rich Cook
                                        Rich Cook
                                        President, and Chief
                                        Executive Officer



                    May 12, 2000        /s/ Duane F. Kluting
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)

   3(f) Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

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

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

  *10(f) Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

  *10(g) First amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

  *10(h) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

  *10(i) Employment arrangement effective upon a change in control entered into between the registrant and certain persons with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

  *10(j) Deferred compensation trust agreement dated November 23, 1999 entered into between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

   27     Financial Data Schedule