Form 10-Q
period 2000-07-01
X RITE INC
filed 2000-08-15
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 1, 2000
                              ---------------------
                      OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at July 31, 2000 was 21,313,913 shares.

                                               Exhibit Index on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                July 1,      January 1,
                                                 2000           2000
                                             -----------    -----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $10,484,000    $ 6,898,000
  Short-term investments                      22,450,000     22,129,000
  Accounts receivable, less allowances of
  $1,113,000 in 2000 and $1,110,000 in 1999   17,665,000     20,249,000
  Inventories                                 15,125,000     15,410,000
  Deferred taxes                               1,674,000      1,642,000
  Prepaid expenses and other current assets    2,016,000      1,565,000
                                             -----------    -----------
      Total current assets                    69,414,000     67,893,000


PROPERTY AND EQUIPMENT, at cost               46,181,000     44,406,000
  Less accumulated depreciation              (24,836,000)   (23,351,000)
                                             -----------    -----------
                                              21,345,000     21,055,000

OTHER ASSETS:
  Costs in excess of net assets acquired       7,759,000      8,036,000
  Cash surrender values - Founders policies   10,103,000      6,616,000
  Other noncurrent assets                      4,348,000      4,219,000
                                             -----------    -----------
                                              22,210,000     18,871,000
                                             -----------    -----------

                                            $112,969,000   $107,819,000
                                            ============   ============

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES


                                                July 1,      January 1,
                                                 2000          2000
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                           $ 2,403,000    $ 2,277,000
  Accrued liabilities--
    Payroll and employee benefits              1,899,000      2,043,000
    Income taxes                                    -           325,000
    Other accrued liabilities                  1,986,000      2,352,000
                                             -----------    -----------
      Total current liabilities                6,288,000      6,997,000


TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
   agreements; 4,540,000 shares issued
   and outstanding in 2000 and 1999           45,400,000     45,400,000


PERMANENT SHAREHOLDERS' INVESTMENT:
  Common stock, $.10 par value, 50,000,000
    shares authorized; 16,743,703 and
    16,700,896 shares issued and outstanding
    in 2000 and 1999 respectively,             1,674,000      1,670,000
  Additional paid-in capital                   8,647,000      8,439,000
  Retained earnings                           57,469,000     51,347,000
  Shares in escrow                            (4,832,000)    (4,820,000)
  Accumulated other comprehensive loss        (1,677,000)    (1,214,000)
                                             -----------    -----------
                                              61,281,000     55,422,000
                                             -----------    -----------

                                            $112,969,000   $107,819,000
                                            ============   ============

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                            Three Months Ended         Six Months Ended
                            July 1,      July 3,      July 1,      July 3,
                             2000         1999         2000         1999
                         -----------  -----------  -----------  -----------
Net sales                $26,232,000  $24,331,000  $52,366,000  $48,019,000
Cost of sales              9,476,000    8,224,000   18,487,000   16,057,000
                         -----------  -----------  -----------  -----------
  Gross profit            16,756,000   16,107,000   33,879,000   31,962,000

Operating expenses:
 Selling & marketing       5,700,000    5,021,000   11,022,000    9,932,000
 General & administrative  3,165,000    3,415,000    6,935,000    7,218,000
 Research, development &
   engineering             2,676,000    2,715,000    5,448,000    5,480,000
                         -----------  -----------  -----------  -----------
                          11,541,000   11,151,000   23,405,000   22,630,000
                         -----------  -----------  -----------  -----------

 Operating income          5,215,000    4,956,000   10,474,000    9,332,000

Other income                 369,000      181,000      602,000      412,000
                         -----------  -----------  -----------  -----------
 Income before
   income taxes            5,584,000    5,137,000   11,076,000    9,744,000

Income taxes               1,968,000    1,811,000    3,904,000    3,435,000
                         -----------  -----------  -----------  -----------

  NET INCOME             $ 3,616,000  $ 3,326,000  $ 7,172,000  $ 6,309,000
                         ===========  ===========  ===========  ===========

Earnings per share:

  Basic                         $.17         $.16         $.34         $.30
                                ====         ====         ====         ====
  Diluted                       $.17         $.15         $.34         $.29
                                ====         ====         ====         ====

Cash dividends per share       $.025        $.025        $.050        $.050
                               =====        =====        =====        =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Six Months Ended
                                                 July 1,       July 3,
                                                  2000          1999
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $12,011,000    $9,336,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments            2,000,000    19,875,000
  Proceeds from maturities of investments       1,196,000     1,098,000
  Purchases of investments                     (3,542,000)  (13,133,000)
  Capital expenditures                         (2,156,000)   (3,259,000)
  Purchases of other assets                      (813,000)     (705,000)
  Increase in cash value of life insurance     (3,487,000)   (3,498,000)
  Other investing activities                       40,000        56,000
                                               ----------    ----------
    Net cash and cash equivalents provided
      by (used for) investing activities       (6,762,000)       434,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                               (1,063,000)   (1,060,000)
  Issuance of common stock                        212,000       118,000
                                               ----------    ----------
    Net cash and cash equivalents
      used for financing activities              (851,000)     (942,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (812,000)     (514,000)
                                               ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       3,586,000     8,314,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       6,898,000     1,536,000
                                               ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $10,484,000    $9,850,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 2000 and the results of its operations and its cash flows for the three and six month periods ended July 1, 2000 and July 3, 1999. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 1,       January 1,
                                           2000           2000
                                        -----------    -----------
     Raw materials                      $ 5,373,000    $ 6,351,000
     Work in process                      5,713,000      5,381,000
     Finished goods                       4,039,000      3,678,000
                                        -----------    -----------
                                        $15,125,000    $15,410,000
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

                              Three Months Ended        Six Months Ended
                              July 1,     July 3,      July 1,     July 3,
                               2000        1999         2000        1999
                            ----------  ----------   ----------  ----------
Numerators:
 Net income numerators
  for both basic and
  diluted EPS               $3,616,000  $3,326,000   $7,172,000  $6,309,000
                            ==========  ==========   ==========  ==========
Denominators:
  Denominators for basic
   EPS; weighted average
   common shares
   outstanding              21,026,639  20,943,240   21,011,741  20,936,382
  Potentially
   dilutive shares-
    Shares subject to
     redemption agreements         -     1,155,876        8,890   1,033,539
    Stock options               73,153       8,322       45,245       9,775
                            ----------  ----------   ----------  ----------
    Denominators for
     diluted EPS            21,099,792  22,107,438   21,065,876  21,979,696
                            ==========  ==========   ==========  ==========

Certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the calculation of diluted EPS because option prices were greater than the average market prices for the periods presented. The number of stock options not included in the calculation of diluted EPS and the range of exercise prices was 967,500 and $10.13 - $19.52 in 2000, and 904,400 and $7.03 - $19.50 in 1999.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation adjustments and unrealized losses on short term investments. Comprehensive income was $3,295,000 and $6,709,000 for the three and six month periods ended July 1, 2000; and $2,885,000 and $5,828,000 for the three and six month periods ended July 3, 1999.


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

The shares subject to the agreements have been reclassified on the July 1, 2000 balance sheet to a temporary equity account. The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding July 1, 2000 was less than $10.


NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that end in July 1998, 1999 and 2000. The Company established an escrow fund equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds must be made in accordance with the terms of an escrow agreement, which allows for certain money market securities or X-Rite common stock. On July 1, 2000, the escrow fund held 257,064 shares of X-Rite common stock at a cost of $4,769,000, plus $63,000 in dividends received. Accordingly, that portion of the escrow fund is presented in the accompanying balance sheet as a reduction to shareholders' investment. This contractual agreement expired in July of 2000. The net sales goals of certain products required for the payment of future contingent consideration were not met during the periods outlined in the in the asset purchase agreement, thereby releasing the Company from any additional obligations with respect to the escrow fund.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash requirements during the first six months of 2000 were met through cash generated from operations. Cash and cash equivalents increased $3.6 million since January 1, 2000 as a result of $12.0 million of cash generated from operations. Net income was the largest component of cash provided by operations. Included in net income were certain accounting charges that did not require the use of cash. The largest non-cash accounting charges, which totaled $2.7 million, were depreciation and amortization.

Following short-term investment transactions, the most significant investing activity during the first six months of 2000 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or 21.3 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in 2000 approximately $3.5 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first six months of 2000 totaled $2.2 million and consisted primarily of building improvements, machinery and equipment. The Company currently anticipates capital expenditures for the remainder of 2000 will be approximately $2.3 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.1 million were paid during the first half of 2000 which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

Management believes that X-Rite's current cash and investments, combined with expected cash flows from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, life insurance premiums, capital expenditures and dividends for the foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS

Net Sales:

X-Rite experienced increased sales for both the second quarter and year to date as compared to 1999. Year to date sales were $52.4 million an increase of 9.1%, while second quarter sales of $26.2 million is an increase of 7.8% as compared to the second quarter of 1999. Sales have increased across most product lines on a year to date basis. The Coatings, Printing and Labsphere units increased 18.8%, 12.4%, and 8.00% respectively. Imaging experienced a small drop in sales of 3.5%. Geographically, all of the Company's primary regions posted sales increases with Asia Pacific being the largest percentage gain at 18.2%. Sales in Europe in increased 8.0% on a year to date basis despite the dampening effect caused by a strong US dollar. Had foreign exchange rates remained stable from year to year sales of the Company's European subsidiaries would have been reported approximately 11% higher in 2000 as compared to 1999.

Cost of Sales and Gross Profit:

Gross profit margins decreased between the periods being reported. In 2000, gross profit margins were 63.9% for the for the quarter and 64.7% year to date, compared to 66.2% for the quarter 66.6% year to date in 1999. The decreases are primarily attributable to the impact of foreign exchange rates and to a lesser extent product mix.


Operating Expenses:

Selling and marketing expenses increased 11.0% and 13.5% on a year to date and quarterly basis respectively. These increases reflect the Company's continued commitment to develop new markets and expand its geographic presence. These initiatives include the development of specialized product managers and support functions for the Company's various business units, as well as an expanded physical presence in Asia and South America.

In year over year comparisons, general and administrative ("G&A") expenses were lower in the second quarter and year to date. The decreases were caused by a combination of factors, including operating efficiencies gained through facility consolidation, positive effects of expenses in foreign currencies, and the 1999 expenses including costs associated with the addition of a sales office in France.

Research, development and engineering costs decreased slightly in the second quarter and year to date compared with the same periods in 1999. Facilities consolidation and a more efficient use of engineering resources were the primary factors behind this decrease.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued


Other Income:

Other income consisted mainly of interest earnings from invested funds. Interest income in the second quarter and year to date was higher than comparable periods in 1999 due to an increase in funds available for investment and more favorable rate environment for many of the Company's investment instruments.


Net Income:

The Company recorded net income of $3,616,000 for the three months ended July 1, 2000 compared to $3,326,000 in the same period of 1999. On a per share basis, second quarter net income, diluted, was $.17 in 2000 compared to $.15 in 1999. For the first six months of 2000, net income was $7,172,000, or $.34 per share diluted, compared to $6,309,000, or $.29 per share in 1999. The average number of common and common equivalent shares outstanding was lower in 2000 due to a decrease in the dilutive effect of shares subject to redemption.


SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
 OF 1995.

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company' s results of operations, financial position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 15, 2000, X-Rite's shareholders voted on the following matters:

  1. Election of the following directors to three year terms expiring in 2003:

                                 Affirmative      Votes        Broker
                                    Votes        Withheld     Non-votes
                                 -----------     --------     ---------
       Rufus S. Teesdale          17,555,894      154,122        -0-
       Charles VanNamen           17,555,888      154,128        -0-
       Richard E. Cook            17,605,463      104,553        -0-

       Company directors Stanley W. Cheff and James A. Knister (whose terms expire in 2002); and Dr. Peter M. Banks, Ted Thompson, and Ronald A.VandenBerg (whose terms expire in 2001) continued as directors of the Company following the annual meeting.



Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 16 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    August 14, 2000     /s/ Richard E. Cook
                                        ----------------------
                                        Richard E. Cook
                                        President and Chief
                                        Executive Officer



                    August 14, 2000     /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

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


 *10(a) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------



 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

*10(f) Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain person together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(g) First amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(h) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July
         3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(i) Employment arrangement effective upon a change in control entered into between the registrant and certain persons with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(j) Deferred compensation trust agreement dated November 23, 1999 entered into between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-1
         4800) and incorporated herein by reference)

27       Financial Data Schedule