Form 10-Q
period 2000-09-30
X RITE INC
filed 2000-11-14
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                              ---------------------
                                       OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Yes __X__     No _____

The number of shares outstanding of registrant's common stock, par value $.10 per share, at October 31, 2000 was 21,338,321 shares.

                            Exhibit Index on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,   January 1,
                                                 2000           2000
                                             -----------    -----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $10,112,000    $ 6,898,000
  Short-term investments                      19,057,000     22,129,000
  Accounts receivable, less allowances of
  $1,048,000 in 2000 and $1,110,000 in 1999   17,434,000     20,249,000
  Inventories                                 16,227,000     15,410,000
  Deferred taxes                               1,652,000      1,642,000
  Prepaid expenses and other current assets    2,310,000      1,565,000
                                             -----------    -----------
      Total current assets                    66,792,000     67,893,000


PROPERTY AND EQUIPMENT, at cost               45,202,000     44,406,000
  Less accumulated depreciation              (23,915,000)   (23,351,000)
                                             -----------    -----------
                                              21,287,000     21,055,000

OTHER ASSETS:
  Costs in excess of net assets acquired       8,323,000      8,036,000
  Cash surrender values - Founders policies   10,104,000      6,616,000
  Other noncurrent assets                      8,404,000      4,219,000
                                             -----------    -----------
                                              26,831,000     18,871,000
                                             -----------    -----------

                                            $114,910,000   $107,819,000
                                            ============   ============

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                            September 30,    January 1,
                                                 2000          2000
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                           $ 2,211,000    $ 2,277,000
  Accrued liabilities--
    Payroll and employee benefits              2,001,000      2,043,000
    Income taxes                                       -        325,000
    Other accrued liabilities                  1,956,000      2,352,000
                                             -----------    -----------
      Total current liabilities                6,168,000      6,997,000


TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
   agreements; 4,540,000 shares issued
   and outstanding in 2000 and 1999           45,400,000     45,400,000


PERMANENT SHAREHOLDERS' INVESTMENT:
  Common stock, $.10 par value, 50,000,000
    shares authorized; 16,788,680 and
    16,700,896 shares issued and outstanding
    in 2000 and 1999 respectively,             1,679,000      1,670,000
  Additional paid-in capital                   5,023,000      8,439,000
  Retained earnings                           58,800,000     51,347,000
  Shares in escrow                                     -     (4,820,000)
  Accumulated other comprehensive loss        (2,160,000)    (1,214,000)
                                             -----------    -----------
                                              63,342,000     55,422,000
                                             -----------    -----------

                                            $114,910,000   $107,819,000
                                            ============   ============

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                            Three Months Ended              Nine Months Ended
                         September 30,     October 2,   September 30,   October 2,
                             2000            1999           2000           1999
                         -----------     -----------    -----------    -----------
Net sales                $23,087,000     $23,764,000    $75,453,000    $71,783,000
Cost of sales              8,468,000       8,344,000     26,955,000     24,401,000
                         -----------     -----------    -----------    -----------
  Gross profit            14,619,000      15,420,000     48,498,000     47,382,000

Operating expenses:
 Selling & marketing       5,055,000       4,695,000     16,077,000     14,627,000
 General & administrative  4,004,000       3,524,000     10,939,000     10,742,000
 Research, development &
   engineering             2,624,000       2,588,000      8,072,000      8,068,000
                         -----------     -----------    -----------    -----------
                          11,683,000      10,807,000     35,088,000     33,437,000
                         -----------     -----------    -----------    -----------

 Operating income          2,936,000       4,613,000     13,410,000     13,945,000

Other income (expense)       (59,000)        181,000        543,000        593,000
                         -----------     -----------    -----------    -----------
 Income before
   income taxes            2,877,000       4,794,000     13,953,000     14,538,000

Income taxes               1,014,000       1,690,000      4,918,000      5,125,000
                         -----------     -----------    -----------    -----------

  NET INCOME             $ 1,863,000     $ 3,104,000    $ 9,035,000    $ 9,413,000
                         ===========     ===========    ===========    ===========

Earnings per share:

  Basic                         $.09            $.15           $.43           $.45
                                ====            ====           ====           ====
  Diluted                       $.09            $.14           $.43           $.43
                                ====            ====           ====           ====

Cash dividends per share       $.025           $.025          $.075          $.075
                               =====           =====          =====          =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended
                                              September 30   October 2
                                                  2000          1999
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $13,842,000     $14,496,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments            6,000,000      19,875,000
  Proceeds from maturities of investments       1,446,000       1,098,000
  Purchases of investments                     (4,342,000)    (22,934,000)
  Capital expenditures                         (2,859,000)     (3,889,000)
  Acquisitions, net of cash                    (4,489,000)              -
  Purchases of other assets                    (1,206,000)     (1,037,000)
  Increase in cash value of life insurance     (3,488,000)     (3,498,000)
  Other investing activities                       44,000          80,000
                                               ----------      ----------
    Net cash and cash equivalents provided
      by (used for) investing activities       (8,894,000)    (10,305,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                               (1,597,000)     (1,589,000)
  Issuance of common stock                        413,000         214,000
  Other financing activities                    1,015,000               -
                                                ----------     ----------
    Net cash and cash equivalents
      used for financing activities              (169,000)     (1,375,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                         (1,565,000)        (65,000)
                                               ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       3,214,000       2,751,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       6,898,000       1,536,000
                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER   $10,112,000      $4,287,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2000 and October 2, 1999. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                       September 30,   January 1,
                                           2000           2000
                                        -----------    -----------
     Raw materials                      $ 6,015,000    $ 6,351,000
     Work in process                      5,293,000      5,381,000
     Finished goods                       4,919,000      3,678,000
                                        -----------    -----------
                                        $16,227,000    $15,410,000
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

                              Three Months Ended        Nine Months Ended
                           September 30, October 2, September 30, October 2,
                               2000        1999         2000        1999
                            ----------  ----------   ----------  ----------
Numerators:
 Net income numerators
  for both basic and
  diluted EPS               $1,863,000  $3,104,000   $9,035,000  $9,413,000
                            ==========  ==========   ==========  ==========
Denominators:
  Denominators for basic
   EPS; weighted average
   common shares
   outstanding              21,327,051  20,952,174   21,116,844  20,941,646
  Potentially
   dilutive shares-
    Shares subject to
     redemption agreements      78,009   1,150,235       31,929   1,072,438
    Stock options               60,583       8,389       50,358       9,312
                            ----------  ----------   ----------  ----------
    Denominators for
     diluted EPS            21,465,643  22,110,798   21,199,131  22,023,396
                            ==========  ==========   ==========  ==========

Certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the calculation of diluted EPS because option prices were greater than the average market prices for the periods presented. The number of stock options not included in the calculation of diluted EPS and the range of exercise prices was 1,014,200 and $10.13 - $19.52 in 2000, and 991,900 and $7.03 - $19.50 in 1999.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation adjustments and unrealized losses on short term investments. Comprehensive income was $1,380,000 and $8,089,000 for the three and nine month periods ended September 30, 2000; and $3,470,000 and $9,298,000 for the three and nine month periods ended October 2, 1999.


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

The shares subject to the agreements have been reclassified on the September 30, 2000 balance sheet to a temporary equity account. The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding September 30, 2000 was less than $10.


NOTE 6--SHARES IN ESCROW

During 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. The asset purchase agreement provides for future contingent consideration. The Company established an escrow fund equal to the maximum contingent cash consideration that could be earned by the sellers. The investment of escrow funds were made in money market securities or X-Rite common stock. This contractual agreement expired in July of 2000. The net sales goals of certain products required for the payment of future contingent consideration were not met during the periods outlined in the in the asset purchase agreement, thereby releasing the Company from any additional obligations with respect to the escrow fund.

NOTE 7--ACQUISITIONS

During the third quarter of 2000, the Company completed two acquisitions for a combined cost of $4,489,000. On July 13, 2000 the Company purchased substantially all of the assets of HoloVision Products Group a manufacturer of laser measurement equipment. On September 11, 2000 the Company purchased substantially all the assets of Optronik GmbH, a German based developer of on-line color and light measurement systems.

Both acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the net assets acquired based upon the estimated fair values at the date of acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill, which will be amortized on a straight line basis over a ten year period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities during the first nine months of 2000 totaled $13.8 million, a decrease of 4.5% over the same period last year. The largest component of operating cash flow was net income. Included in net income were certain expenses that did not require the use of cash. The largest of these expenses were depreciation and amortization which totaled $4.1 million.

Approximately $8.9 million of cash and cash equivalents has been used for investing activities during 2000. With the exception of routine short-term investment transactions, the most significant investing activity during the first nine months were two acquisitions for a combined expenditure of $4.5 million that were completed during the third quarter. (See below, Other Items).

Another significant investment activity during 2000 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or
21.3 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in 2000 approximately $3.5 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first nine months of 2000 totaled $2.9 million and consisted primarily of building improvements, machinery and equipment. The Company currently anticipates capital expenditures for the remainder of 2000 will be approximately $600,000 dollars and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.6 million were paid during the first nine months of 2000 which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS

Net Sales:

Third quarter sales of $23.1 million was a decrease of 2.8% as compared to third quarter 1999 sales of $23.8 million. The decline can be attributed to several factors, including a seasonal slow down in the retail paint matching industry and the traditional summer slow down in the European markets, that was more significant than in prior years. Despite the weaker third quarter sales, year to date sales of $75.5 million is a 5.1% increase over prior years sales of $71.8 million. Sales have increased across all product lines on a year to date basis. The largest percentage gain has been recorded by the Printing unit at 13.6%, followed by the Imaging, Labsphere and Coatings units at 5.3%, 3.1% and 1.6% respectively.

X-Rite's efforts to develop its international markets continue to be successful. International sales account for 32.1% of the Company's overall sales in 2000 as compared to 30.5% in 1999, an increase of 5.2%. The Asia Pacific region has experienced the largest growth in 200O, increasing 24.7% over the same period in 1999. European and North American sales have grown 6.5% and 2.9% respectively in 2000 as compared to 1999. Sales in Europe have been hampered by the strong US Dollar versus the Euro and British Pound Sterling. Had foreign exchange rates remained stable from year to year, sales of the Company's European subsidiaries would have been reported approximately 11% higher in 2000 as compared to 1999.

Cost of Sales and Gross Profit:

Gross profit margins have decreased for both the third quarter and year to date 2000 as compared to the same periods in 1999. In 2000, gross profit margins were 63.3% for the for the quarter and 64.3% year to date, compared to 64.9% for the quarter and 66.0% year to date in 1999. The decreases can be attributed to the impact of foreign currency exchange rates and a changes in the Company's sales mix.

Operating Expenses:

Selling and marketing expenses increased 7.7% and 9.9% on a quarterly and year to date basis respectively. These increases reflect the costs associated with developing new markets and expanding our geographic presence. These initiatives include the development of specialized product managers and support functions for the Company's various business units, as well as an expanding sales infrastructure in Asia and South America.

In year over year comparisons, general and administrative ("G&A") expenses were higher in the third quarter and year to date. Quarterly expenses of $4.0 million are a 13.7% increase over the same period in 1999. Year to date expenses are $10.9 million, an increase of 1.9% over 1999. The larger quarterly increase can be attributed to higher benefit costs and expenses related to two acquisitions completed during the third quarter of 2000. On a year to date basis, the growth in expenses has been held down by efficiencies gained through facility consolidation, the positive effects of foreign exchange rates and lower database costs.

Research, development and engineering costs increased 1.2% in the third quarter and are flat on a year to date basis compared with the same periods in 1999. The Company's RD&E efforts have gained significant efficiencies through facilities consolidation and a more efficient allocation of engineering resources. These savings have been invested in expanded new product development and research efforts associated with the acquisitions completed during the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


RESULTS OF OPERATIONS, continued


Other Income(Expense):

Other income(expense) consists mainly of interest earnings from invested funds and losses associated with foreign currency transactions. Interest income in the third quarter and year to date was higher than comparable periods in 1999 due to an increase in funds available for investment and more favorable rate environment for many of the Company's investment instruments. These gains were offset by losses experienced on intercompany foreign currency transactions with our European subsidiaries.


Net Income:

The Company recorded net income of $1,863,000 for the three months ended September 30, 2000 compared to $3,104,000 in the same period of 1999. On a per share basis, third quarter net income, diluted, was $.09 in 2000 compared to $.14 in 1999. For the first nine months of 2000, net income was $9,035,000, or $.43 per share diluted, compared to $9,413,000, or $.43 per share in 1999. The average number of common and common equivalent shares outstanding was lower in 2000 due to a decrease in the dilutive effect of shares subject to redemption agreements.

Other Items:

During the third quarter of 2000 X-Rite acquired the assets of Optronik GmbH a leading German developer of color and light measurement systems. Headquartered in Berlin, Germany, Optronik's strength is on-line color and light measurement. With this acquisition X-Rite now has research, development and manufacturing capabilities in Europe.

The Company also announced the purchase of the assets of the HoloVision Products Group of Verdian-ERIM International. Located in Ann Arbor, Michigan, HoloVision's product line is based on tunable laser technology and is used in a variety of industries to accurately map the surfaces of physical objects.

In addition to the acquisitions noted above, the Company has also announced the formation of a new strategic venture capital fund, XR Ventures, LLC. X-Rite will hold a majority interest in the firm whose mission is to invest in companies that develop and manage new technologies, many of which will lead to the future market growth of X-Rite. Other partners in the firm include Dr. Peter M. Banks and James A. Knister. Dr. Banks and Mr. Knister both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated.

On October 5, 2000 the Company announced that its Board of Directors has authorized a common stock repurchase program. The Company is authorized to repurchase up to 1,000,000 shares. The timing of the program and the amount of the stock repurchases will be dictated by overall financial and market conditions.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 16 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    November 14, 2000   /s/ Richard E. Cook
                                        ----------------------
                                        Richard E. Cook
                                        President and Chief
                                        Executive Officer



                    November 14, 2000   /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

                              EXHIBIT INDEX
--------------------------------------------------------------------------


 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(f) Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain person together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(g) First amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(h) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(i) Employment arrangement effective upon a change in control entered into between the registrant and certain persons with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(j) Deferred compensation trust agreement dated November 23, 1999 entered into between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(k) Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC, the registrant, Dr. Peter M. Banks and Mr. James A. Knister.

  27      Financial Data Schedule