Form 10-Q/A
period 2000-09-30
X RITE INC
filed 2000-11-15
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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


                    X-RITE, INCORPORATED



                    November 15, 2000   /s/ Richard E. Cook
                                        ----------------------
                                        Richard E. Cook
                                        President and Chief
                                        Executive Officer



                    November 15, 2000   /s/ Duane F. Kluting
                                        ----------------------
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

                              EXHIBIT INDEX
--------------------------------------------------------------------------


 *10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(f) Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain person together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(g) First amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(h) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3,1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(i) Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons(filed as exhibit to Form 10-K for the year ended January 1, 2000(Commission File No. 0-14800)and incorporated herein by reference)

 *10(j) Deferred compensation trust agreement dated November 23, 1999 entered into between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(k) Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC, the registrant, Dr. Peter M. Banks and Mr. James A. Knister.

  27      Financial Data Schedule

      THE INTERESTS IN XR VENTURES, LLC HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER ANY STATE SECURITIES LAW
        AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS SUBSEQUENTLY
         REGISTERED UNDER SUCH ACT OR LAWS OR UNLESS AN EXEMPTION FROM
        REGISTRATION IS AVAILABLE. ARTICLE VII OF THIS AGREEMENT FURTHER
             RESTRICTS TRANSFERABILITY OF INTERESTS IN THE COMPANY.








                               Operating Agreement


                                       For


                                XR VENTURES, LLC









                               September 14, 2000

                                TABLE OF CONTENTS
                                                                            Page

ARTICLE I.  DEFINITIONS                                                        1


ARTICLE II.  FORMATION                                                         1

         2.1      Formation                                                    1
         2.2      Name, Location, Etc.                                         1
         2.3      Character of Business and Purposes                           1
         2.4      Term                                                         1
         2.5      Partnership Classification                                   1

ARTICLE III.  MEMBERS AND CAPITAL                                              2

         3.1      Members and Their Capital Commitments                        2
         3.2      Capital Accounts                                             2
         3.3      Company Capital                                              2
         3.4      Liability of Members                                         2

ARTICLE IV.  DISTRIBUTIONS AND ALLOCATIONS                                     3

         4.1      Non-Cash Distributions                                       3
         4.2      Distributions Generally                                      3
         4.3      Liquidating Distributions                                    4
         4.4      Allocations of Net Loss                                      5
         4.5      Allocation of Net Income and Gain                            5
         4.6      Special Allocations                                          5
         4.7      Managers' Discretionary Powers                               7
         4.8      Determination of Allocations and Distributions
                    Among Members                                              7

ARTICLE V.  MANAGERS RIGHTS, POWERS AND DUTIES                                 8

         5.1      Management and Control of the Company                        8
         5.2      Authority of Managers                                        8
         5.3      Reimbursement of Expenses                                    9
         5.4      Restrictions on Authority of Managers                        9
         5.5      Duties and Obligations of Managers                          10
         5.6      Compensation of Managers                                    10
         5.7      Other Business                                              10
         5.8      Limitation on Liability of Managers; Indemnification        11

ARTICLE VI.  MANAGERS WITHDRAWALS AND CHANGES                                 11

         6.1      Withdrawal of Managers                                      11
         6.2      Admission of Successor or Additional Managers               11

ARTICLE VII.  TRANSFERABILITY OF MEMBERS' INTERESTS                           11

         7.1      Restrictions on Transfer of Company Interests               11
         7.2      Transferees and Substituted Members                         11

         7.3      Buy Back Options                                            12
         7.4      Right of First Refusal and Other Transfer Restrictions      14
         7.5      Priority                                                    15
         7.6      Transfer of Company Interest to a Revocable Living Trust    15

ARTICLE VIII.  DISSOLUTION AND LIQUIDATION OF THE COMPANY                     15

         8.1      Events Causing Dissolution                                  15
         8.2      Liquidation and Winding Up                                  16
         8.3      No Liability for Return of Capital                          16
         8.4      Deemed Distribution and Recontribution                      17

ARTICLE IX.  BOOKS AND ACCOUNTING REPORTS                                     17

         9.1      Books and Records                                           17
         9.2      Tax Accounting                                              17
         9.3      Bank Accounts                                               17
         9.4      Depreciation and Elections                                  17

ARTICLE X.  MEETINGS AND VOTING RIGHTS OF MEMBERS                             17

         10.1     Meetings                                                    17
         10.2     Notification                                                17
         10.3     Proxies                                                     18
         10.4     Election Not to Dissolve                                    18

ARTICLE XI.  MISCELLANEOUS PROVISIONS                                         18

         11.1     Amendments                                                  18
         11.2     Investment Representations                                  18
         11.3     Parties Bound and Benefited                                 19
         11.4     Entire Agreement                                            19
         11.5     Governing Law                                               19
         11.6     Severability of Provisions; Waiver of Right to Partition    19
         11.7     Construction; Captions; Pronouns                            19
         11.8     Further Action                                              20
         11.9     Counterparts                                                20
         11.10    Specific Performance and Damages                            20
         11.11    Counsel                                                     20
         11.12    Dispute Resolution                                          20

      THE INTERESTS IN XR VENTURES, LLC HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER ANY STATE SECURITIES LAW
        AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS SUBSEQUENTLY
         REGISTERED UNDER SUCH ACT OR LAWS OR UNLESS AN EXEMPTION FROM
        REGISTRATION IS AVAILABLE. ARTICLE VII OF THIS AGREEMENT FURTHER
             RESTRICTS TRANSFERABILITY OF INTERESTS IN THE COMPANY.



                               OPERATING AGREEMENT
                                       FOR
                                XR VENTURES, LLC


     XR VENTURES, LLC, a Michigan limited liability company (the "Company"), and all those who execute this Operating Agreement or a counterpart of it (the "Agreement") as a Member or Manager, as described below, enter into this Agreement effective as of September 14, 2000.

                             ARTICLE I. DEFINITIONS

     The terms set forth in Exhibit B as used in this Agreement shall, unless the context other-wise requires, have the meanings specified in Exhibit B.

                              ARTICLE II. FORMATION

     2.1 Formation. By executing this Agreement, the parties agree to form and operate a limited liability company pursuant to the pro-visions of the Act. The rights, powers and liabilities of the Company and the Members shall be as provided in the Act except as provided in this Agreement.

     2.2 Name, Location, Etc. The name of the Company is "XR Ventures, LLC," and such name may be changed only by the Members. The Company's business may be conducted under that name or such other name(s) as the Managers shall determine from time to time. The location of the principal place of business of the Company and its registered office initially shall be 3100 44th Street, S.W., Grandville, Michigan 49418, and the resident agent initially shall be Duane F. Kluting. The Managers may unanimously agree to change the place of business, registered office, or resident agent from time to time. Notification of any change in the Company's place of business, registered office, or resident agent shall be given to the Members.

     2.3 Character of Business and Purposes. The business and purposes of the Company shall be searching for, finding, negotiating, structuring, acquiring, investing in, holding, selling, or otherwise disposing of Portfolio Companies, managing and supervising Portfolio Companies, and engaging in such other activities incidental or ancillary thereto as the Managers deem necessary or advisable.

     2.4 Term. The Company's term shall commence as of the date of the filing of its Articles of Organization and shall continue indefinitely thereafter, unless dissolved pursuant to the Act or this Agreement.

     2.5 Partnership Classification.

          A. The Members intend that the Company shall be operated in a manner consistent with its treatment as a "partnership" for federal and state
     income  tax   purposes.   No  Member  or  Manager  shall
     take any action inconsistent with such intent, and the Members and Managers agree to make any amendments hereto required (in the opinion of counsel for the Company) to obtain or maintain partnership classification for tax purposes from time to time.

          B. Notwithstanding the foregoing, the Members and Managers have formed the Company as a limited liability company under the Act and specifically intend and agree that the Company not be construed as a partnership (including a limited partnership) or any other venture for purposes other than tax matters. No Member or Manager shall be construed to be a partner in the Company or a partner of any other Member or Manager or Person for purposes other than tax matters solely as a result of the Articles of Organization, this Agreement and the relationships created thereby and arising therefrom, and same shall not be construed to suggest otherwise.


                        ARTICLE III. MEMBERS AND CAPITAL

     3.1 Members and Their Capital Commitments. Each Person indicated on Exhibit A has made or agrees to make the Capital Contribution shown opposite his/its name on Exhibit A in exchange for the Company Units therein indicated. Each such Person hereby is admitted as a Member. Members shall not be obligated to make any additional contribution to the Company's capital unless they unanimously agree otherwise.

     3.2 Capital Accounts. A separate Capital Account shall be maintained for each Member. The Capital Account balance for each Member shall be increased by the amount of money and the fair market value of property contributed by such Member to the Company's capital, and by that Member's share of Company net income and gain, and decreased by distributions of cash or property (at fair market value) to that Member, and that Member's share of Company net loss and deductions. Such other adjustments to Capital Accounts shall be made as required by the rules set forth in Section 1.704-1(b)(2)(iv) of the Regulations.

     3.3 Company Capital. No Member shall be paid interest on any Capital Contribution nor have the right to withdraw, or receive any return of, such Member's Capital Contribution, except as may be specifically provided in this Agreement. Under circumstances requiring a return of any Capital Contribution, no Member shall have the right to receive property other than cash except as may be specifi-cally provided in Sections 4.1 and 4.3 of this Agreement.

     3.4 Liability of Members.

          A. No Member shall be liable for the debts, liabilities, contracts or any other obligations of the Company. A Member shall be liable only to make payment for the amounts required to be contributed to the Company's capital as expressly required hereunder. No Member with a negative balance in his Capital Account, whether by virtue of distributions of cash or by allocations of loss or deduction, shall have any obligation to the Company or the other Members to restore a negative Capital Account.

          B. For purposes of this section, it is the intent of the Members that no distribution (or any part of any distribution) made to any Member pursuant to Article IV of this Agreement be deemed a return or withdrawal of capital, even if the distribution represents (in full or in part) a distribution of depreciation or any other non-cash item accounted for as a loss or deduction from or offset to the Company's income, and that no Member shall be obligated to pay any such amount to or for the account of the Company or any creditor of the Company. If any court of competent jurisdic-tion, however, holds that, notwithstanding the provisions of this Agreement, any Member is obligated to make any such payment, that obligation shall be the obligation of such Member and not of the other Members or Managers, and such Member shall return any such distribution to the Company.

                    ARTICLE IV. DISTRIBUTIONS AND ALLOCATIONS

     4.1 Non-Cash Distributions. The Managers shall periodically review each interest in a Portfolio Company and determine whether the Company should retain or dispose of such interest or whether the interest should be distributed to the Members. As of the Target Date related to a Portfolio Company, the Company's entire interest in that Portfolio Company shall be distributed to the Members unless otherwise determined by unanimous agreement of the Managers in which case the Managers shall determine a new date for distribution of the interest in the Portfolio Company as part of their unanimous agreement not to distribute. The distributions contemplated by this Section 4.1 shall be made in accordance with the following:

          A. There shall first be distributed to the Class A Member an interest in the distributed Portfolio Company having a Fair Market Value equal to the Investment for that Portfolio Company, plus any Expended Funds not already distributed to the Class A Member.

          B. After the distribution contemplated by Subsection 4.1A, there shall be distributed to X-Rite as a Class B Member eighty percent (80%) of the balance of the inv estment being distributed less the Success Fee, if any, and to the Class B Members other than X-Rite, pro rata, twenty percent (20%), of the balance of the investment being distributed plus the Success Fee, if any.

     Any in-kind distribution shall provide for and be accompanied by an Option/Put which shall be exercisable for thirty (30) days after the date of distribution. Such distributions and such Option/Put shall be at the Fair Market Value mutually agreed upon by the parties or, in the absence thereof, at the Fair Market Value determined by the Valuation Procedure, which shall be applicable to all distributions under Subsections 4.1A and 4.1B above. Any costs or expenses associated with a Valuation Procedure shall be paid eighty percent (80%) by X-Rite and twenty percent (20%) by the Class B Members other than X-Rite.

     To the extent X-Rite purchases under the Option/Put as specified in this section, and then disposes or contracts to dispose of its investment in the Portfolio Company or files a registration statement for an initial public offering of such investment (which is subsequently concluded) within twelve (12) months of the option exercise, the price paid by X-Rite to the selling Member(s) shall be increased by the Look-Back in cash, unless the consideration in a sale is not cash, in which case the Look-Back shall be paid in such other consideration, or if more than one type of consideration is paid is in the same proportion as each type of consideration bears to the total consideration.

     4.2 Cash Distributions. All Disbursable Cash related to the sale of a Portfolio Company shall immediately be distributed 100% to the Members upon such sale, and all other Disbursable Cash shall be distributed to the Members at such time(s) as the Managers by unanimous vote (or X-Rite alone in the case of Subsection 4.2A) shall determine in accordance with the following:

          A. There shall first be distributed to the Class A Member an amount equal to any earnings on its Capita l Contributions which have not yet been invested in, or employed by the Company in the pursuit of Portfolio Companies, at any time X-Rite determines in its sole discretion.

          B. There shall next be distributed to the Class A Member an amount equal to the Investment in any Portfolio Companies which generated Disbursable Cash, plus any Expended Funds not already distributed to the Class A Member to the extent Disbursable Cash is available.

          C. After the distributions contemplated by Subsections 4.2A and 4.2B, the balance of any amounts to be distributed shall be distributed eighty percent (80%) to X-Rite as a Class B Member less the Success Fee, if any, and twenty percent (20%), pro rata, to the Class B Members other than X-Rite plus the Success Fee, if any.

     Notwithstanding the foregoing, the Company shall distribute available Disbursable Cash to Members annually in an amount equal to each Member's anticipated tax liability resulting from any income or realized gain allocations made by the Company to any Member. Except as otherwise provided herein, there shall be no distributions, and no Member shall be entitled to any distribution of the Company's property other than cash, unless such distribution has been approved by the Members holding eighty-five percent (85%) of the Company Units. Notwithstanding anything to the contrary contained herein, the Class A Member shall be entitled to any distribution of any Capital Contribution amount that has not been employed by the Company in the pursuit of Portfolio Companies to the extent the Managers unanimously agree to such a distribution.

     4.3 Liquidating Distributions. The proceeds of a sale, exchange or other disposition of all or substantially all of the Company's Property con-stituting a dissolution of the Company shall be applied as follows:

          A. To the payment of debts and liabilities of the Company to creditors in the order of priority provided by law, including any creditor who is a Member or a former Member (other than in respect of his/its interest in the Company) and the expenses of liquida-tion;

          B. To the establishment of any Reserves that the Managers may unanimously deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Company arising out of or in connection with the Company; and

          C. Then to the Class A Member to the extent of the Investment in any Portfolio Companies ever owned by the Company plus Expended Funds not already distributed to the Class A Member less any Investment previously distributed to the Class A Member plus any remaining positive balance in its Capital Account, if any (after the distributions of the amount specified in this sentence), and then any remaining amounts shall be distributed to the Class B Members to the extent of any positive balances in their Capital Accounts and then shared among them as follows: the balance of any amounts to be distributed shall be distributed eighty percent (80%) to X-Rite as a Class B Member minus the Final Success Fee (which may be negative), and twenty percent (20%), pro rata, to the Class B Members other than X-Rite plus the Final Success Fee (which may be negative).

     The Fair Market Value of any in-kind distributions pursuant to Subsection 4.3C shall be as agreed upon by the Class A Member and the Class B Members. If the Members cannot agree upon such Fair Market Value, the Fair Market Value shall be determined in accordance with the Valuation Procedure. Any costs or expenses associated with the Valuation Procedure shall be paid eighty percent (80%) by X-Rite and twenty percent (20%) by the Class B Members other than X-Rite. With regard to in-kind distributions, there shall be an Option/Put(s) for each in-kind distribution, which Option/Put(s) shall be at the Fair Market Value determined above and shall be exercisable until the Target Date of each Portfolio Company to which the in-kind distribution relates. To the extent X-Rite exercises any option to purchase under the Option/Put and then disposes of or contracts to dispose of its investment in the relevant Portfolio Company or files a registration statement for an initial public offering of such investment (which is subsequently concluded) any time prior to twelve (12) months after the Target Date, the price paid by X-Rite to the selling Member(s) shall be increased by the Look-Back in cash, unless the consideration in a sale is not cash in which case the Look-Back shall be paid in such other consideration, or if more than one type of consideration is paid in the same proportion as each type of consideration bears to the total consideration, or if no transaction invoking a Look-Back occurs, by the Value-Back in cash within thirty (30) days of the relevant Target Date.

     4.4 Allocations of Net Loss. Except as provided in Section 4.6 and 4.7, any realized net loss shall be allocated to and among the Members in the following order of priority:

          A. First, except as provided in Subsection 4.4E, to the Members in an amount equal to the excess, if any, of the net profits allocated to the Members pursuant to Subsection 4.5E over all prior allocations of losses to the Members pursuant to this Subsection 4.4A;

          B. Second, except as provided in Subsection 4.4E, to the Members in an amount equal to the excess, if any, of the net profits allocated to the Members pursuant t o Subsection 4.5D over all prior allocations of losses to the Members pursuant to this Subsection 4.4B;

          C. Third, except as provided in Subsection 4.4E, to the Members in an amount equal to the excess, if any, of all prior allocations to the Members pursuant to Subsection 4.5C over all prior allocations of losses to the Members pursuant to this Subsection 4.4C;

          D. Fourth, except as provided in Subsection 4.4E, all other losses shall be allocated to the Class A Members; and

          E. Notwithstanding the provisions of Subsections 4.4A, B, C, and D, losses shall not be allocated to any Member to the extent such allocation would cause such Member to have (or increase) an Adjusted Capital Account Deficit; rather such losses shall be allocated to the other Members.

     4.5 Allocation of Net Income and Gain. Except as provided in Sections 4.6 and 4.7, net income and realized gain shall be allocated to and among the Members in the following order of priority:

          A. First, to the Members, until cumulative profits allocated under this Subsection 4.5A equal cumulative losses allocated to the Members under Subsection 4.4D;

          B. Second, to the Members to the extent of the excess of aggregate net loss, if any, resulting from all prior allocations under Subsection 4.4C over all prior allocations of gross income or gain under this Subsection 4.5B;

          C. Third, to the Class A Member until cumulative profits allocated under this Subsection 4.5C are equal to the amount of Disbursable Cash payable for its Investments and Expended Funds;

          D. Fourth, to the Class B Members until cumulative profits allocated under this Subsection 4.5D are equal to the amount of Disbursable Cash payable to them under this Agreement; and

          E. The balance of the net income and gain to the Members in accordance with their respective interests as set forth in Sections 4.1 and 4.3 above.

     4.6 Special Allocations.

          A. Nonrecourse Deductions (as described in Regulations ss. 1.704-2(c)) shall be separately allocated to and among the Members in proportion to their respective Company Units. Member Nonrecourse Deductions shall be specially allocated, in accordance with the Regulations, to the Member or Members who bear the economic risk of loss for the Member Nonrecourse Debt to which such deductions are attributable. It is hereby understood and agreed that if and to the extent the Class A Member loans or otherwise provides funds to, or guarantees or otherwise facilitates credit for, the Company, the Class A
     Member shall be deemed to bear the economic risk of loss with respect thereto, and shall indemnify and hold harmless the other Members with respect to any loss arising therefrom, hereby releasing any rights of subrogation arising thereunder, and therefore all deductions relating thereto shall be allocated to the Class A Member.

          B. Except as provided in Subsection 4.6C, if reductions to be made to a Member's Capital Account pursuant to Regulations ss. 1.704-1(b)(2)(ii)(d)(4), (5) or (6), would cause a Member to have a deficit in his Capital Account (at the end of any Company fiscal year) in excess of the amount of deficit Capital Account that such Member is deemed to be obligated to restore pursuant to the second to the last sentence of Regulations ss. 1.704-2(g)(i), such Member shall be specifically allocated items of Company income and gain in the amount of such excess as quickly as possible.

          C. Notwithstanding anything to the contrary in this Article IV:

               (1) If during any Company fiscal year there is a net decrease in Company "Minimum Gain," as described in Regulations ss. 1.704-2(b)(2) (with the word "Company" replacing "partnership" therein), each Member shall be specially allocated items of Company income and gain for such year (and, if necessary, subsequent years) in an amount equal to the portion of such Member's share of the net decrease in Company Minimum Gain for the year as determined in accordance with Regulations ss. 1.704-2(g)(2). The items to be so allocated shall be deter-mined in accordance with Regulations ss. 1.704-2(f). This Subsection 4.6C is intended to comply with the minimum gain charge back provisions of Regulations under Section 704 and shall be interpreted consistently therewith.

               (2) If there is a net decrease during a fiscal year in the Member Minimum Gain attributable to a Member Nonrecourse Debt, then each Member with a share of the Member Minimum Gain attributable to such debt, determined in accordance with Regulations ss. 1.704-2(i)(5), shall be specially allocated items of income and gain for such year (and, if necessary, subsequent years) in an amount equal to such
          Member's share of the net decrease in the Member Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Regulations ss. 1.704-2(i)(4). Allocations pursuant to the preceding sentence shall be made among the Members in proportion to the respective amounts to be allocated to each of them pursuant to such Regulation. Any special allocation of items of income and gain pursuant to this Section 4.6 shall be made before any other allocation of items under this Subsection 4.6C(2), except only for special allocations required under the immediately preceding Subsection 4.6C(1). The items to be so allocated shall be determined in accordance with Regulations ss. 1.704-2(i)(4). This Subsection 4.6C(2) is intended to comply with the provisions of Regulations ss. 1.704-2(i)(4) and shall be interpreted consistently therewith.

          D. In making the allocation among the Members of gain or profit, the ordinary income portion, if any, of such gain or profit caused by the recapture of cost recovery or any other deduction shall be allocated among those Members who were pre-viously allocated the cost recovery or any other deductions in proportion to the amount of such deductions previously allocated to them. It is intended that the Members shall bear the burden of recapture caused by cost recovery or other deductions that were previously allocated to them, in proportion to the amount of such deductions that have been allocated to them, notwithstanding that a Member's share of profits, losses or liabilities may increase or decrease from time to time. Nothing in this Subsection 4.6D, however, shall cause the Members to be allocated more or less gain or profit than would otherwise be allocated to them pursuant to this Article IV.

          E. Any special allocation of the items of income or gain pursuant to this Section 4.6 shall be taken into account in computing subsequent allocations of profit or gain pursuant to this Article IV, so that the net amount of any item so allocated and the profit, gain, loss and any other item allocated to each Member pursuant to this Article IV shall, to the extent possible, be equal to the net amount that would have been allocated to each such Member pursuant to the provisions of this
     Article IV if such special allocations had not occurred.

     4.7 Managers' Discretionary Powers.

          A. The allocation method set forth in this Article IV is intended to allocate profits and losses to the Members for federal income tax purposes in accordance with their economic interests in the Company and to comply with Code ss. 704(b) and Regulations promulgated thereunder. If, in the opinion of the Managers, the allocation of profits or losses pursuant to the preceding provisions of this Article IV shall not satisfy the Code or the Regulations or properly take into account any expendi-ture made by the Company or transfer of a Company Interest, then, notwithstanding anything to the contrary contained in this Article IV, profits and losses shall be allocated in such manner as the Managers, in their unrestricted discre-tion, determine to be required so as to comply with the Code or the Regulations or to properly take into account any expenditure made by the Company to transfer of a Company Interest, as the case may be. The Managers shall have a right to amend this Agreement without action by the Members to reflect any such change in the method of allocating profits and losses; provided, however, that any change in the method of allocating profits or losses shall not materially alter the economic agreement among the Members.

          B. If there is any change in ownership of Company Interest among the Members during a fiscal year, then for purposes of this Article IV, the Managers shall take into account the requirements of Code ss. 706(d) and shall have the right to select any method of determin-ing the varying interest of the Members during the year which satisfies Code ss. 706(d).

     4.8 Determination of Allocations and Distributions Among Members.

          A. Except as provided in Subsections 4.8B and 4.8C, all allocations and distribu-tions to which the Members are entitled shall be distributed or allocated to each Member entitled to the distribution or allocation in the ratio in which Company Units of the relevant class correspond to all the Company Units of that class entitled to distribution or allocation.

          B. Distributions and allocations shall be made, as the case may be, to the Persons recognized by the Company as the holders of Company Units on the day on which the allocation or distribution is made by the Company.

          C. All net profits or net losses for a fiscal year allocable to any Company Interest that may have been trans-ferred during the fiscal year or acquired on any date after the first day of the Company's fiscal year shall be allocated pro rata among the Persons who were Members during such Company taxable year as of the first day of the month in which the transfer was recognized in accordance with this Agreement without regard to the results of Company operations during the fiscal year and without regard to the timing or amount of cash distribu-tions which were made during the taxable year.

          D. Except as provided elsewhere in this Agreement, whenever a proportionate part of net income, net loss or other income or loss is allocated to a Member, every item of income, gain, loss or deduction entering into the computation of such net income, net loss or other income or loss shall be con-sidered allocated, and every item of credit, tax preference, or recapture related to such net income, net loss or other income or loss and applicable to the period when such net income, net loss or other income or loss was realized shall be allocated to the Member in the same proportions.

          E. Distributions and allocations for any portion of the Company's fiscal year prior to the admission of Members shall be determined by an interim closing of the Company's accounting records as of the first day of the month in which the admission occurs if Members are admitted into the Company during the first fifteen (15) days of the month and as of the 16th day of the month in which admis-sion occurs if Members are admitted into the Company after the 15th day of the month in which admission occurs.

                  ARTICLE V. MANAGERS RIGHTS, POWERS AND DUTIES

     5.1 Management and Control of the Company.

          A. Subject to any contrary provisions in the Act or this Agreement, the Managers shall have the exclusive right to manage the busi-ness of the Company and are hereby authorized to take any action of any kind and to do anything and everything it deems necessary to carry out the purposes of the Company set forth in Section 2.3.

          B. No Member (except one who may also be a Manager, and then only in his/its capacity as Manager within the scope of his/its authority under this Agreement) shall participate in or have any control over the Company business or shall have any authority or right to act for or bind the Company, except as otherwise expressly provided in the Act or this Agreement.

          C. The Company shall be responsible for paying all direct costs and expenses of organizing and operating the Company's business, including, without limitation, debt service, insurance premiums, taxes, legal expenses and fees, accounting fees, and all other fees, costs, and expenses.

          D.  The  Managers,  acting  unanimously,   are  hereby  authorized  to
     establish Reserves.

     5.2 Authority of Managers.


          A. Except to the extent otherwise provided in this Agreement, the following must be approved unanimously by the Managers:

               (i) negotiate for, structure, acquire by purchase, exchange or other-wise any investment in a Portfolio Company;

               (ii) operate, maintain, improve, own, grant options with respect to, sell, convey, assign, distribute, or exchange any investment in any Portfolio Company;

               (iii) execute any and all agreements, contracts, docu-ments, certi-fications and instruments necessary or convenient in connection with the authority granted under Subsections 5.2A(i) and 5.2A(ii);

               (iv) contract on behalf of the Company for the employment and services of employees and/or independent contractors, including lawyers and accountants consistent with the purposes of the Company as provided in Section 2.3;

               (v) make any and all elections for federal, state, and local tax purposes, including any election, if permitted by applicable law: (1) to adjust the basis of property pursuant to Code ss.ss. 734(b), 743(b), and/or 754, or comparable provisions of state or local law, or any corresponding provisions of future tax laws, in connection with transfers of Company Interest and Company distributions; and (2) to extend the statute of limitations for assessment of tax deficiencies before taxing authorities or courts of competent jurisdiction in tax matters affecting the Company; and/or

               (vi) deal with, or otherwise engage in business with, or provide services to and receive compensation therefor from, any Person who has pro-vided or may in the future provide any services to, lend money to, sell property to, or purchase property from, any Manager or any Affiliate of a Manager.

          B. Each Manager, acting with the consent of a majority of the Managers, shall have the power, on the Company' s behalf, to do all things necessary to carry out the day-to-day operations of the Company, which day-to-day operations specifically exclude all matters discussed in
     Subsection 5.2A. In addition, any Manager, without the approval of any other Manager or Member, may undertake any action provided it or the consequences of it do not involve any commitment by the Company in excess of Five Thousand and No/100 Dollars ($5,000.00).

          C. To the extent that the Capital Contributions for Class A Company Units have not been expended in the pursuit of the Company's business, X-Rite, as a Manager of the Company, shall have the sole discretion to invest such balance in any manner it chooses, provided such investment does not frustrate the purposes of the Company.

          D. Any Person dealing with the Company or Managers may rely (without further duty of inquiry) upon a certificate signed by the Managers as to:

               (i) the identity of any Manager or any Member(s);

               (ii) the existence or nonexistence of any fact or facts which constitutes a condition precedent to acts by any Manager or which are in any other manner germane to the affairs of the Company;

               (iii) the Persons who are authorized to execute and deliver any instrument or document of the Company; or

               (iv) any act or failure to act by the Company or as to any other matter whatsoever involving the Company or any Member.

     5.3 Reimbursement of Expenses. Without limitation upon the other powers set forth in this Agreement, and in addition to any Managers' interest in the Company, the Company is expressly authorized to reimburse any Manager or its Affiliates for past and future costs, expenses, legal fees, accounting fees, and office, clerical and administrative expenses and similar outlays made and incurred by any Manager on behalf of and for the benefit of the Company.

     5.4 Restrictions on Authority of Managers. Without the approval of the Members holding eighty-five percent (85%) of the Company Units, no Manager shall have the authority to do any of the following for or on behalf of the Company:

          A. Sell or otherwise dispose of at one time all or substan-tially all the assets of the Company;

          B. Amend the Company's Articles of Organization;

          C. Approve of a merger or consolidation involving the Company;

          D. Borrow money on behalf of the Company;

          E. Pledge or grant a security interest in any assets of the Company;

          F. Do any act in contravention of this Agreement; or

          G. Confess a judgment against the Company.

     5.5 Duties and Obligations of Managers.

          A. The Managers shall take all action that may be necessary or appro-priate: (i) for the continuation of the Company's valid existence as a limited liability Company under the laws of Michigan and its qualification to do business in Michigan; and (ii) for the operation and promotion of the Company's business in accordance with the provisions of this Agreement.

          B. The  Managers  shall  devote  to the  Company  such  time as may be
     necessary  for  the  proper   performance  of  his/its  duties  under  this
     Agreement.

          C. The Managers shall be under a fiduciary duty to conduct the affairs of the Company in the best interest of the Company and of the Members, including the safekeeping and use of all of the Property and the use thereof for the exclusive benefit of the Company, provided, however, that the corporate opportunity doctrine, or similar concepts applicable to limited liability companies, shall not apply to the Managers.

          D. X-Rite shall act as the "tax matters partner" under the Code and in any similar capacity under state or local law.

          E. The individual Managers shall provide periodic reports to the Board of Directors of X-Rite, a Member and Manager of the Company, when and where such Board of Directors reasonably requests, which reports shall include all activities of the Company, as well as the individual Manager's involvement in: (i) business activities other than serving as a Manager of the Company; and (ii) any opportunities the Managers are aware of, the character of which, if presented to the Company, could be taken by the Company.

     5.6 Compensation of Managers. The Managers shall not in their capacity as Managers receive any salary, fees, profits or distributions, except as otherwise specifically provided for in this Agreement. Notwithstanding the foregoing sentence, the Managers or any Affiliate thereof shall be entitled to receive compensation, fees, and other payments as contemplated in this Agreement or in any other agreement or understanding approved in writing by all the Members.

     5.7 Other Business.

          A. Any Member or Manager may engage independently or with others in other business ventures of every nature and description, including, without limitation, -investment activities. Nothing in this Agreement shall be deemed to prohibit the Managers or any Affiliate of the Managers from dealing, or otherwise engaging in business, with Persons transacting business with the Company or from providing services to the Company and receiving compensation therefor.

          B. Neither the Company nor any Member shall have any right by virtue of this Agreement or the relationships created hereby to any other ventures or activities of the Members, even if competitive with the business of the Company.

     5.8 Limitation on Liability of Managers; Indemnification. The Managers shall not be liable, responsible or accountable in damages or other-wise to any of the Members for any act or omission performed or omitted by it in good faith provided that the Managers were not guilty of fraud, bad faith or gross negligence. The Company shall indemnify and save harmless the Managers and their Affiliates, agents and assigns against any loss or damage, including costs and attorneys' fees and any amounts expended in settlement of such claims or liability, loss or damage incurred by such Person on behalf of the Company or in furtherance of the Company's interests arising out of any act or failure to act by such Manager or other Person, if such act or failure to act is in good faith and is not attributable to gross negligence, fraud or bad faith. The satisfaction of any indemnification and any saving harmless shall be from and limited to Company assets, and no Member or Manager shall have any personal liability on account thereof.

                  ARTICLE VI. MANAGERS WITHDRAWALS AND CHANGES

     6.1 Withdrawal of Managers. Any Manager may, at any time, resign as Manager. A successor Manager must be approved as provided in Section 6.2.

     6.2 Admission of Successor or Additional Managers. The Members may, upon the written consent of the Members holding eighty-five percent (85%) of the Company Units, at any time designate a successor or additional Manager. Each such designee shall become an additional Manager upon compliance with Section
11.1 of this Agree-ment. A Person who is a Member may, if so appointed hereunder, be a Manager; but it is not required that a Person who is a Manager also be a Member.

               ARTICLE VII. TRANSFERABILITY OF MEMBERS' INTERESTS

     7.1 Restrictions on Transfer of Company Interests.

          A. No sale, exchange, assignment, pledge, encumbrance, or transfer of any kind (each a "transfer") of any Company Interest may be made if the Company Interest sought to be transferred, when added to the total of all other Company Interests transferred within the period of 12 consecutive months prior thereto, would, in the opinion of counsel for the Company, result in the Company being considered to have been terminated within the meaning of Section 708 of the Code, or any successor provision.

          B. No transfer of any Company Interest may be made if counsel for the Company shall be of the opinion that the transfer would be in violation of the Securities Act of 1933, as amended, or of any state securities or "Blue Sky" laws (including any investment suitability standards) applicable to the Company.

          C.  No  transferee  may  become  a  Member  unless   Members   holding
     eighty-five percent (85%) of the Company Units consent, except as otherwise provided in this Agreement.

     7.2 Transferees and Substituted Members.

          A. If a Member dies, his personal representa-tive, executor, adminis-trator or trustee, or, if he is adjudicated incompetent, his guardian or conserva-tor, or, if he becomes bankrupt, the receiver or trustee of his estate, shall have all the rights of an assignee only for the purpose of settling or managing his estate and such power as the decedent or incompetent possessed to assign all or any part of his Company Interest, all subject to and consistent with the provisions of this Agreement.

          B. Except as provided herein, the Company need not recognize for any purpose any transfer of all or any fraction of a Company Interest unless there shall have been filed with the Company a duly executed and acknowledged counterpart of the instrument making the transfer and the instrument evidences the written acceptance by the transferee of all of the terms and pro-visions of this Agreement and represents that the transfer was made in accordance with all applicable laws and regulations. The Company shall recognize the transfer of all or any fraction of a Company Interest of a Member by the trustee of a Member or the Member's personal representative, executor, heir, devisee, or beneficiary, provided, however, such transferee shall not be recognized as a Member without the approval of Members holding eighty-five percent (85%) of the Company Units. Any such transferee who accepts such transfer shall be deemed to have accepted all of the terms and provisions of this Agreement.

          C. Any Member who shall assign his/its entire Company Interest shall cease to be a Member of the Company.

          D. Any Person who is a transferee of all or any fraction of a Company Interest who has satisfied the requirements of this Agreement or otherwise becomes a Member shall be recognized as a Sub-stituted Member if and only if and when such conditions have been determined to be satisfied by the Managers and such Person shall have paid all reasonable legal fees and filing costs in connection with his substitution as a Member; provided, however, that the substitution of any transferee of a Company Interest as a Substituted Member shall be subject to the consent of Members holding eighty-five percent of the Company Units (85%), which consent shall not be unreasonably withheld.

          E. A Person who is the transferee of all or any fraction of a Company Interest and desires to make a further transfer of such Company Interest, shall be subject to all the provisions of this Article VII to the same extent and in the same manner as any Member desiring to make a transfer of his Company Interest.

     7.3 Buy Back Options.

          A. The Company shall have the options described in the next paragraph of this Subsection 7.3A with respect to any Person who holds a Company Interest if any of the following events ("Triggering Events") has occurred with respect to such holder or such holder's predecessor in interest:

               (1) If the holder appoints or has appointed a receiver or custodian for all or a substantial portion of its assets.

               (2) If the holder makes or consents to an assignment for the benefit of creditors or a common law composition of creditors.

               (3) If the holder files a voluntary petition of bankruptcy or is otherwise adjudged bankrupt or has entered against it an order for relief in any bankruptcy or insolvency proceeding.

               (4) If the holder's Company Interest shall be levied on for execution, or if any interest in the Company is awarded by judicial decree or judgment to any Person, including but not limited to the spouse or former spouse of the holder pursuant to a divorce or separation proceeding.

               (5) If the holder dies, becomes legally incompetent, becomes disabled (which for purposes of this Agreement shall mean an inability to provide services to the Company for a period of six (6) consecutive months), votes to dissent from a merger that is approved pursuant to the provisions of this Agreement, or withdraws as a Manager of the Company.

     If any of the Triggering Events described above in this Subsection 7.3A occurs, the Member involved in the Triggering Event (or his personal representative, if applicable) shall provide prompt written notice to the Company and the other Members of the nature of the event and all other relevant circumstances.

Then the Company, acting by a majority of the Company Units of those Members other than the holder of the Company Interest described above, shall have an option (i) to purchase all, but not less than all, of such holder's Company Interest at the price and on the terms specified in this Section 7.3, or (ii) to demand that the Company be liquidated and dissolved, in which case all Members shall vote in such manner to cause such liquidation and dissolution, or (iii) to continue as permitted by law after the Triggering Event described above with any holder continuing as a Member or any successor to such holder being treated as a mere assignee of the interest thereof, with no right to participate in the management of the Company (unless approved for membership in accordance with this Agreement).

     If the Company exercises the option to purchase or liquidate as granted under this Section 7.3, it shall do so by notifying the holder of the Company Interest being purchased (or its legal successor) of this decision any time within one hundred twenty (120) days after the latter of the occurrence of the Triggering Event or the notice of the same, even though it may have been cured before the notice of exercise or any bankruptcy petition may have been dismissed or otherwise discharged. The Company's option to purchase shall be enforceable by injunctive relief.

          B. Except as otherwise specifically provided herein, the purchase price for any interest in the Company to be sold pursuant to options or requirements contained in this Agreement shall be equal to: (1) in the case of Class A Company Units, the balance of the Capital Contributions of the Class A Member which have not been employed by the Company in the pursuit of Portfolio Companies plus any undistributed earnings thereon plus the Investment in any Portfolio Companies not yet distributed to the Class A Member plus any Expended Funds not yet distributed to the Class A Member; and (2) in the case of any Class B Company Unit, the amount each Class B
     Unit would be  entitled  to if the  Company  were  liquidated  pursuant  to
     Section 4.3, except that the amount a Class B Company Unit would be entitled to under Section 4.3 shall, in the case of any event described in Subsection 7.3A(1)-(4) and in the event of the withdrawal of the selling Member as a Manager, be decreased by the Units proportional share of the Fair Market Value of each investment in a Portfolio Company times the relevant number below depending on the time in which the relevant event triggering this provision occurred:

         --------------------------------------------------------------------------------------------
                                Years                                            Number
         --------------------------------------------------------------------------------------------
         Date of this Agreement-First Anniversary                         1.0 - .0275 per month
         --------------------------------------------------------------------------------------------
         First Anniversary-Second Anniversary                             .66 - .0275 per month
         --------------------------------------------------------------------------------------------
         Second Anniversary-Third Anniversary                             .33 - .0275 per month
         --------------------------------------------------------------------------------------------
         After Third Anniversary                                                   .00
         --------------------------------------------------------------------------------------------

          C. If a Company Interest is sold or purchased pursuant to the provisions of this Agreement, the payment for such interest may be paid in cash or in kind, at the option of the purchaser. If paid in kind, there shall be an Option/Put similar to the one provided for in Section 4.3 for each in-kind distribution which shall survive until the Target Date of the Portfolio Company which was distributed in-kind. If the payment is made in cash or if X-Rite exercises its option to purchase under the Option/Put and then the investment in the Portfolio Company is disposed of or disposition is contracted for or a registration statement is filed for an initial public offering of the investment (which is subsequently concluded) any time prior to twelve (12) months after its Target Date, the price paid by X-Rite shall be increased by the Look-Back in cash, unless the consideration in a sale is not cash in which case the Look-Back shall be paid in such other consideration, or if more than one type of consideration is paid in the same proportion as each type of consideration bears to the total consideration. If no transaction invoking a Look-Back occurs, the price paid by X-Rite shall be increased by the Value Back in cash within thirty (30) days of the relevant Target Date. Notwithstanding the foregoing, the Look-Back and Value Back, whichever is applicable, shall be decreased by the Seller's proportionate share of the Fair Market Value of each investment in a Portfolio Company at the Target Date times the relevant number below depending on the number of years the investment in the

     Portfolio Company had been held by the Company at the time of the sale and purchase of the Company Interest, notwithstanding the reason why the purchase and sale is occurring, other than X-Rite as a Member acting unilaterally to dissolve the Company, in which case, the Company will be liquidated under Section 4.3 and this Subsection 7.3C shall be inapplicable:

         ----------------------------------------------------------------------------------------------------
                                Years                                            Number
         ----------------------------------------------------------------------------------------------------
                                0 - 1                                              .50
         ----------------------------------------------------------------------------------------------------
                                1 - 2                                              .40
         ----------------------------------------------------------------------------------------------------
                                2 - 3                                              .30
         ----------------------------------------------------------------------------------------------------
                                3 - 4                                              .20
         ----------------------------------------------------------------------------------------------------
                                4 - 5                                              .10
         ----------------------------------------------------------------------------------------------------
                              5 or More                                            .00
         ----------------------------------------------------------------------------------------------------

          D. Except as otherwise provided herein, the closing on a purchase pursuant to an option set forth in this Agreement shall occur within thirty
     (30) days after the purchaser's written election to purchase, but may be delayed to allow necessary time for any Valuation Procedure. The specific time and place of closing shall be specified by the purchaser.

     7.4 Right of First Refusal and Other Transfer Restrictions.

          A. Except as otherwise provided herein, no holder of a Company Interest shall sell, assign, encumber or otherwise transfer, voluntarily or involuntarily, with or without consideration, all or part of any such interest, whether now held or hereafter acquired, unless such holder has first given the notices and made the offers to sell as provided herein, and no such offer has been accepted. A Company Interest is transferable only in strict compliance with the terms of this Agreement.

          B. If any holder shall receive an offer for the purchase of or otherwise desires to sell all or part of his/its Company Interest, that holder shall have the right to sell the Company Interest subject to the following limitations and subject to Section 7.1 and any other applicable restrictions imposed by this Agreement:

               (1) The holder shall procure a bona fide written offer, signed by the prospective purchaser and containing all terms of the offer, or the holder may establish a price and terms upon which he proposes to sell his/its Company Interest.

               (2) The holder shall promptly notify in writing the Company and all of its Members of the terms of the offer or the terms on which he proposes to sell his Company Interest.

               (3) The Company shall have the option to elect, within sixty (60) days after receipt of the notice, to purchase that portion of the Company Interest covered by the offer. Notwithstanding anything to the contrary, the Company's decision on whether to elect to purchase pursuant to the option contained in this Subsection 7.4B(3) shall be made by Members holding a majority of the Company Interests other than those of the holder contemplating the sale pursuant to this Section 7.4.

               (4) If the Company does not exercise its option to purchase, the other Members of the same class shall have, for thirty (30) days after the Company's option expires, the option to purchase the Company Interest. If more than one such other Member elects to exercise this purchase option, each such electing Member shall be entitled to purchase only that portion of the Company Interest being sold that corresponds to the percentage obtained by dividing such Member's Company Interest by the total of the Company Interests of all Members electing to so purchase.

               (5) The options granted to the Company and to the other Members under this Article shall be exercisable on the same terms and conditions as required to be set forth in the notice referenced in Subsection 7.4B(2) or at the purchase price and similar terms set forth in Section 7.3, whichever the Company or the purchasing Member(s) shall elect.

          C. If any holder proposes a transfer of a Company Interest other than by sale, including an assignment, encumbrance, or other disposition of a Company Interest, or if any Person seeks to obtain an interest in any holder's Company Interest, whether by execution, judgment or otherwise, the holder, or the party seeking to obtain the interest, as the case may be, shall notify the Company and all other Members of the name and address of the prospective transferee, the extent of the Company Interest to be transferred, and all terms and conditions contemplated by the transfer, and the Company and the other Members shall have options to acquire the Company Interest in accordance with the terms and conditions of the options granted in Subsection 7.4B (right of first refusal).

          D. After the expiration of the options described in Subsections 7.4B and 7.4C, the holder shall be entitled to make the proposed sale, assignment, encumbrance, or other transfer to the person named in the notice, or offer the Company Interest for sale, but only upon the terms and conditions described in the notice and subject to the provisions of this Agreement. If such sale, assignment, encumbrance, or other transfer is not made within sixty (60) days after the expiration of the last of the options granted in this Section 7.4, the Company Interest shall automatically again become subject to the restrictions on transfer stated herein.

     7.5 Priority. In the event any condition or facts give rise to application or possible application of simultaneous options under more than one section of this Agreement to any particular set of facts, the parties holding the option(s) to purchase shall, acting by a majority of the Company Units, be entitled to elect whichever option(s) they desire to pursue.

     7.6 Transfer of Company Interest . Notwithstanding the restrictions on transfer imposed by Article VII, any Member may transfer his Company Interest to a grantor trust under which he retains all voting rights and the right to revoke or amend the trust at any time and may otherwise transfer up to twenty percent (20%) of his/its Company Interest without the consent of the Managers or Members. In addition, any Member may also transfer all or any of his/its Company Interest if the Members holding eighty-five percent (85%) of the Company Units consent to the same, which consent shall not be unreasonably withheld, provided the transferee in any case shall become a signatory to this Agreement by executing a conformed counterpart of this Agreement evidencing the transferee's acceptance of all of the terms and provisions of this Agreement. Upon such execution, the transferee shall be deemed to have adopted and agreed to be bound by the provisions of this Agreement. If such a transfer is made, the transferee shall be deemed to be a Member for all purposes under this Agreement with the same rights and privileges and obligations as those imposed hereunder on the individual Member transferring such Company Interest.

            ARTICLE VIII. DISSOLUTION AND LIQUIDATION OF THE COMPANY

     8.1 Events Causing Dissolution.

          A. The Company shall dissolve and commence winding up and liquidating and shall thereafter terminate upon the happening of any of the following events:

               (i) the election by a majority of the Company Units to dissolve, wind up, and liquidate the Company; or

               (ii) the happening of any other event requiring the dissolu-tion of the Company under the laws of the State of Michigan and not otherwise addressed specifically i n this Agreement.

          B. Dissolution of the Company shall be effective on the day on which the event occurs giving rise to the dissolution, but the Company shall not terminate until a certificate of dissolution shall have been filed and the assets of the Company shall have been distributed as provided in this Agreement. Notwithstanding the dissolution of the Company, prior to the termination of the Company, the business of the Company and the affairs of the Members, as such, shall continue to be governed by this Agreement.

     8.2 Liquidation and Winding Up.

          A. Upon the occurrence of a dissolution event described in Section 8.1, the Company shall continue for the sole purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Members; and X-Rite (the "Liquidator"), shall take account of the Company assets and liabilities, and the assets shall be liquidated as promptly as is consistent with obtaining their fair market value, and the proceeds of the liquidation, to the extent sufficient, together with assets distributed in kind, shall be applied and distributed in accordance with Section 4.3.

          B. Distributions pursuant to this Section 8.2 may be made in cash or kind as the Liquidator in its sole discretion shall determine. The Members' Capital Account balances shall be appropriately adjusted before any distri-butions pursuant to this Section 8.2 to reflect sales or other dispositions by the Company giving rise to Capital Account adjustments and to reflect the Capital Account adjustments that would have occurred had any Property to be distributed in kind to the Members been sold for fair market value by the Company prior to distribution.

          C. In the event the Company is "liquidated" within the meaning of Regulations ss. 1.704-1(b)(2)(ii)(g), distributions shall be made pursuant to this Article VIII to the Members who have positive Capital Accounts in compliance with Regulations ss. 1.704-1(b)(2)(ii)(b)(2). If any Member has a deficit balance in his Capital Account (after giving effect to all contributions, distributions and allocations for all taxable years, including the year during which such liquidation occurs), such Member shall have no obligation to make any contribution to the capital of the Company with respect to such deficit, and such deficit shall not be considered a debt owed to the Company or to any other Person for any purpose whatsoever. In the discretion of the Liquidator, a pro rata portion of the distributions that would otherwise be made to the Members pursuant to this
     Article VIII may be:

               (1) Distributed to a trust established for the benefit of the Members for the purpose of liquidating Company assets, collecting amounts owed to the Company, and paying any contingent or unforeseen liabilities or obligations of the Company or of the Members arising out of or in connection with the Company. The assets of any such trust shall be distributed to the Members from time to time, in the reasonable discretion of the Liquidator, in the same proportions as the amount distributed to such trust by the Company would otherwise have been distributed to the Members pursuant to this Agreement; or

               (2) Withheld to provide a reasonable reserve for Company liabilities (contingent or otherwise) and to reflect the unrealized portion of any installment obligations owed to the Company, provided that such withheld amounts shall be distributed to the Members as soon as practicable.

     8.3 No Liability for Return of Capital. Except as otherwise provided in this Agreement, (a) each Member shall look solely to the assets of the Company for the return of its Capital Contribution and shall have no right or power to demand or receive property other than cash from the Company in accordance with the terms hereof, and (b) no Class B Member shall have priority over any other Member as to the return of its Capital Contributions, distributions, or allocations.

     8.4 Deemed Distribution and Recontribution. Notwithstanding any other provision of this Article VIII, in the event the Company is liquidated within the meaning of Regulations ss. 1.704-1(b)(2)(ii)(g) but no liquidating event has occurred, the Property shall not be liquidated, the Company's liabilities shall not be paid or discharged, and the Company's affairs shall not be wound up. Instead, the Company shall be deemed to have distributed the Property in kind to the Members, who shall be deemed to have assumed and taken subject to all Company liabilities, all in accordance with their respective Capital Accounts. Immediately thereafter, the Members shall be deemed to have recontributed the Property in kind to the Company, which shall be deemed to have assumed and taken subject to all such liabilities.

                    ARTICLE IX. BOOKS AND ACCOUNTING REPORTS

     9.1 Books and Records. The books and records of the Company shall be maintained at the prin-cipal office of the Company, with similar accounting policies and procedures as those that are adopted by X-Rite. The records required by the Act to be kept at the Company's principal office are subject to inspection and copying by any Member or his duly authorized representative during ordinary business hours at the reasonable request and expense of such Member.

     9.2 Tax Accounting. The books of the Company shall be kept on such cash or accrual method as the Managers shall reasonably establish, consistent with tax law requirements, and the Company's fiscal year shall end on the same day as X-Rite's fiscal year end or such other day as the Managers shall unanimously reasonably establish consistent with the requirements of the Code.

     9.3 Bank Accounts. The bank and other financial accounts of the Company shall be maintained in such institutions as the Managers shall determine, and withdrawals shall be made only in the regular course of Company business on such signature or signatures as the Managers may determine. All deposits and other funds not needed in the operation of the business may be invested as the Managers deem appropriate.

     9.4 Depreciation and Elections. With respect to all depreciable assets of the Company, the Company may elect to use, so far as permitted by the provisions of the Code, accelerated deprecia-tion methods; however, the Company may change to or elect some other method of depreciation so long as such other method is, in the opinion of the Managers, most advantageous to the Members. In the case of the transfer of a Member's interest in the Company pursuant to any provisions hereof, the Company shall file the election specified by Section 754 of the Code.

                ARTICLE X. MEETINGS AND VOTING RIGHTS OF MEMBERS

     10.1 Meetings. Meetings of the Members for any purposes may be called by the Managers and shall be called by the Managers upon receipt of a request in writing signed by Members holding at least ten percent (10%) of the voting power represented by Company Interests. Notification of such meeting shall be sent within ten (10) days after receipt of such request. Such request shall state the purpose of the proposed meeting and the matters proposed to be acted upon. Such meeting shall be held in the principal office of the Company or such other place as the Managers shall reasonably designate.

     10.2 Notification. Notification of any such meeting shall be delivered by hand, made by telephone, sent by facsimile or e-mail with confirmation, sent by a nationally recognized overnight mail service, or sent by first class mail, postage prepaid, not less than ten (10) days before the date of the meeting, to each Member at his/its record address, or at such other address that he/it may have furnished in writing to the Managers. The Notification shall include the place, date and hour of the meeting, and shall indicate that it is being issued at or by the direction of the Managers, Member or Members calling the meeting. The

Notification shall include the purpose or purposes of the meeting. If a meeting is adjourned to another time or place, and if any announcement of the adjournment of the time or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting. The presence in person or by proxy of a majority of the Company Units of the Members shall constitute a quorum at all meetings of the Members; provided, however, that if there be no such quorum, such Members so present or so represented may adjourn the meeting from time to time without further notice, until a quorum shall have been obtained. No Notification of the time, place or purpose of any meeting of Members need be given to any Member who attends in person or is represented by proxy (except when the Member attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business on the ground that the meeting is not lawfully called or convened), or to any Member entitled to such Notification who, in writing, either before or after the time thereof, waives such notice.

     10.3 Proxies. Each Member may authorize any Person or Persons to act for him by proxy in all matters in which a Member is entitled to participate, whether by waiving notice of any meeting, or voting or participating at a meeting. Except as otherwise expressly provided by the Act or this Agreement, the affirmative vote of Members holding a majority of the Company Units shall be required to approve any action that specifically requires approval by the Members. Every proxy must be signed by the Member or his attorney-in-fact. Every proxy shall be revocable at the pleasure of the Member executing it.

     10.4 Election Not to Dissolve. Notwithstanding anything to the contrary in this Agreement, the withdrawal, removal, bankruptcy, death, dissolution, adjudica-tion of incompetence or other event which may cause a Person to cease being a Member of the Company under the Act shall not dissolve the Company and the Company shall not be required to be wound up except as required in Section 8.1.

                      ARTICLE XI. MISCELLANEOUS PROVISIONS

     11.1 Amendments.

          A. Each Member, Substituted Member, Manager and successor Manager shall become a signatory of this Agreement by signing such number of counterpart signature pages to this Agreement or such other in-strument or instruments, and in a manner and at a time, as the Manager shall deter-mine. By so signing, each Member, Substituted Member, Manager or successor Manager, as the case may be, shall be deemed to have adopted, and to have agreed to be bound by, all the provisions of this Agreement, as amended from time to time in accordance with the provisions of this Agreement; provided, however, that no such counterpart shall be binding until it shall have been accepted by the Managers pursuant to the provisions of this Agreement.

          B. In addition to the amendments otherwise authorized in this Agreement, amendments may be made to this Agreement in writing from time to time by the Managers with the written consent of the Members holding eighty-five percent (85%) of the Company Units; provided, however, that without the permission of the Members to be adversely affected by the amendment, this Agreement may not be amended so as to alter the interest of a Member in voting rights, distributions and/or allocations provided in this Agreement.

     11.2 Investment Representations. Each Member understands (a) that the interests evidenced by this Agreement have not been registered under the Securities Act of 1933, as amended, or any state securities laws (the "Securities Acts") because the Company is issuing these interests in reliance upon the exemptions from the registration requirements of the Securities Acts providing for issuance of securities not involving a public offering, (b) that the Company has relied upon the fact that the interests are to held by each Member for investment purposes only, and (c) that exemption from registration under the Securities Acts would not be available if the interests were acquired by a Member with a view to distribution.

Accordingly, each Member hereby confirms to the Company that such Member is acquiring its interest hereunder for such own Member for investment and not with a view to the resale or distribution thereof. Each Member agrees not to transfer, sell or offer for sale any portion of such interest unless there is an effective registration or other qualification relating thereto under the Securities Acts or unless the Member delivers to the Company an opinion of counsel, satisfactory to the Company, that such registration or other qualification under such Securities Acts is not required in connection with such transfer, offer or sale. Each Member understands that the Company is under no obligation to register the interests or to assist such Member in complying with any exemption from registration under the Securities Acts if such Member should at a later date wish to dispose of any interest hereunder. Furthermore, each Member realizes that such interests are unlikely to qualify for disposition under Rule 144 of the Securities and Exchange Commission unless such Member is not an "affiliate" of the Company and the interest has been beneficially owned and fully paid for by such Member for at least three (3) years. Each Member represents and warrants that prior to investing or acquiring any interest in the Company, such Member and his legal or other representatives have made an independent investigation of the Company and its business and have had made available to them all information with respect thereto requested and/or needed to make an informed decision to acquire the interest. Each Member represents and warrants that he is an "accredited investor" under Regulation D of the Securities Act of 1933, and under the state securities laws of the particular state of residence of such Member, and that he is a person possessing experience and sophistication as an investor which are adequate for the evaluation of the merits and risks of such Member's investment in the Company.

     11.3 Parties Bound and Benefited. The covenants and agreements contained in this Agreement shall be binding upon, and inure to the benefit of, the heirs, executors, administrators, personal representatives, successors and assigns (to the extent permitted) of the respective parties to this Agreement. Nothing in this Agree-ment, expressed or implied, is intended to confer on any other Person any rights or remedies under or by this Agreement.

     11.4 Entire Agreement. The parties agree that this instrument (together with attached exhibits and schedules) contains the entire understanding among the parties to this Agreement with respect to the subject matter of this Agreement, and supersedes all prior and contemporaneous agree-ments and understandings, proposals, representations, warranties, inducements or conditions, express or implied, oral or written, except as contained in this Agreement. The parties acknowledge that each has read this Agreement, understands it and agrees to be bound by its terms. The parties further agree that this Agreement may not in any way be explained or supplemented by a prior or existing course of dealing between the parties, by any usage of any trade or custom, or by any prior performance by the parties pursuant to this Agreement. Except as otherwise expressly provided herein, this Agreement may not be modified, supplemented, or amended other than by an agreement in writing signed by any party contesting the validity of the modification or amendment.

     11.5 Governing Law. The validity of this Agreement, the terms of this Agreement, and all duties, obliga-tions and rights existing from this Agreement, shall be governed by and interpreted in accordance with the local laws of the State of Michigan, without regard to its conflicts of laws principles.

     11.6 Severability of Provisions; Waiver of Right to Partition. Each provision of this Agreement shall be considered severable. If for any reason any provision or provisions hereof are determined to be invalid or contrary to any exist-ing or future law, that invalidity shall not impair the operation of or affect those portions of this Agreement which are valid. Each Member irrevocably waives any right he may have to maintain any action for partition with respect to any of the Company's Property.

     11.7 Construction; Captions; Pronouns. Every covenant, term, and provision of this Agreement shall be construed simply according to its fair meaning and not strictly for or against any particular party. The captions contained in this Agreement (including exhibits and schedules) are for convenience only, form no part of this Agreement and shall not in any manner amplify, limit, modify or otherwise affect the interpretation of this Agreement. As used in this Agreement (including exhibits and schedules), the masculine, feminine or neuter gender and the singular or plural number shall be deemed to include the others whenever the context so indicates or requires.

     11.8 Further Action. Each Member, upon the request of the Managers, agrees to perform all further acts and execute, acknowledge, and deliver any documents that may be reasonably necessary, appropriate, or desirable to carry out the provisions of this Agreement.

     11.9 Counterparts. This Agreement may be executed in several counterparts, all of which together shall constitute one agreement binding on all parties to this Agreement, notwithstanding that all the parties have not signed the same counterpart.

     11.10 Specific Performance and Damages. The Members understand and agree that any Member may suffer irreparable damage in the event that this Agreement is not specifically performed according to its terms. Accordingly, the Members agree that all the terms of this Agreement will be enforceable in a court having equity jurisdiction by a decree of specific performance or by injunction or by both; provided, however, that the foregoing will not be construed as prohibiting any of the Members from pursuing any additional remedies for a breach or threatened breach of this Agreement, including the recovery of damages.

     11.11 Counsel. Each Member acknowledges that Varnum, Riddering, Schmidt & Howlett LLP has been retained to represent X-Rite and in fact is not representing either Dr. Peter M. Banks or James A. Knister in connection with the preparation, negotiation, or evaluation of the matters contemplated by this Agreement, and Dr. Peter M. Bank and James A. Knister acknowledge having been advised to obtain or to consider obtaining independent counsel to represent them in connection with any matters arising hereunder.

     11.12 Dispute Resolution. Any dispute, controversy, or claim arising under or in connection with or in relation to this Agreement shall be resolved exclusively through binding arbitration, and the arbitrator(s) and procedures for such arbitration shall be mutually agreed upon by the parties to the dispute, controversy, or claim. If an agreement on arbitrator(s) or procedures cannot be reached, the arbitration shall be done pursuant to the Commercial Arbitration Rules of the American Arbitration Association. The arbitration shall take place in Grand Rapids, Michigan. Any fees and costs of the arbitrator(s) shall be shared equally by the parties. Each party may be represented by counsel in the arbitration proceedings, but each party shall be responsible for payment of its own attorney fees and costs. The arbitrator(s) shall have no power to modify, supplement, or amend the terms of this Agreement. Any arbitration award can be enforced in any Michigan Circuit Court or any other court of competent jurisdiction.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date set forth in the heading.

                                         XR VENTURES, LLC

                                                 /s/ James A. Knister
                                         By    __________________________
                                               James A. Knister
                                               Its Manager

                                        MEMBERS AND MANAGERS:

                                          /s/ Peter M. Banks
                                        ____________________________________
                                        Peter M. Banks, Member and Manager

                                          /s/ James A. Knister
                                        _____________________________________
                                        James A. Knister, Member and Manager


                                        X-RITE, INCORPORATED, Member and Manager

                                              /s/ Richard E. Cook
                                        By    __________________________________
                                              Richard E. Cook
                                              Its President

::ODMA\PCDOCS\GRR\438690\24

                                    EXHIBIT A

     -----------------------------------------------------------------------------------------------------
               NAME             CAPITAL CONTRIBUTION                             COMPANY UNITS
     -----------------------------------------------------------------------------------------------------
        Dr. Peter M. Banks      Organization of the                        1, 000,000 Class B Units
                                      Company
     ------------------------------------------------------------------------------------------------------
         James A. Knister       Organization of the                         1,000,000 Class B Units
                                      Company
     ------------------------------------------------------------------------------------------------------
       X-Rite, Incorporated     Organization of the                         8,000,000 Class B Units
                                      Company
     ------------------------------------------------------------------------------------------------------
       X-Rite, Incorporated     Dollars or the Value of                  A Number of Class A Units Equal to
                                Other Property to be                    the  Number of Dollars  or the Value
                                    Contributed                         of Other Property to be Contributed
     -------------------------------------------------------------------------------------------------------

                                    EXHIBIT B

                                   DEFINITIONS

     "Act" means the Michigan Limited Liability Company Act.

     "Adjusted Capital Account Deficit" means the deficit balance, if any, in a Member's Capital Account (i) increased by (a) to the extent provided in Regulations ss. 1.704-1(b)(2)(ii)(c), the amount of any unconditional obligation of such Member imposed by state or local law to make contributions to the Company and (b) the amount the Member is deemed obligated to restore pursuant to Regulations ss. 1.704-2(g)(i) and ss. 1.704-2(i)(5), and (ii) decreased by the items described in Regulations ss. 1.704-1(b)(2)(ii)(d)(4), (5) and (6). This definition is intended to comply with the requirements of the alternate test for economic effect contained in Regulations ss. 1.704-1(b)(2)(ii)(d).

     "Adjusted Capital Contribution Account" means a financial account to be maintained by the Company for the Members, which account shall be equal to the total amount of cash contributed to the capital of the Company by all of the Members and decreased by amounts distributed to the Members pursuant to Article IV.

     "Affiliate" means (i) any Person directly or indirectly controlling, con-trolled by or under common control with another Person; (ii) any Person owning or controlling 10% or more of the outstanding voting securities of such other Person; (iii) any officer, director, or Member of such Person; and (iv) if such Person is an officer, director, or Member, any Company for which such Person acts in that capacity.

     "Agreement" means this Operating Agreement for X-R Ventures, LLC, as amended from time to time. Words such as "herein," "hereinafter," "hereof," "hereto," "hereby" and "hereunder," when used with reference to this Agreement, refer to this Agreement (including exhibits and schedules) as a whole, unless the context otherwise requires.

     "Capital Account" means the account defined in Section 3.2.

     "Capital Contribution" means the total amount of cash or the asset value of any property other than cash con-tributed to the capital of the Company (prior to the deduc-tion of any expenses) by all the Members or any class of Members or any one Member, as the case may be (including the predece-ssor holders of the Company Units of such Members or Member).

     "Cash Flow" means, with respect to any fiscal year, cash receipts from Company operations and investments, including the sale of investments, without deduction for depreciation or cost recovery deductions, but after deducting cash receipts used to pay operating expenses, Debt Service and capital expenditures.

     "Class A Company Units" means those Company Units designated as such on Exhibit A, which shall be nonvoting units.

     "Class B Company Units" means those Company Units designated as such on Exhibit A, which shall be voting units.

     "Class A Member" means a Member holding Class A Company Units with respect to the holding thereof.

     "Class B Member" means a Member holding Class B Company Units with respect to the holding thereof.

     "Code" means the Internal Revenue Code of 1986, as amended (or any corresponding provision or provisions of succeeding law).

     "Company" means X-R Ventures, LLC, the limited liability company formed pursuant to this Agreement.

     "Company Interest" means the extent to which a Person is entitled to participate in net income and gain, net loss and Disbursable Cash and all other attributes of ownership to which a Member is entitled under this Agreement.

     "Company Unit" means an interest in the Company received in exchange for a Capital Contribution, as determined in accordance with Exhibit A. The holder of Company Units will, subject to the provisions of this Agreement, be entitled to participate in allocations of net income and gain, net loss, distributions and Disbursable Cash and all other attributes of ownership, to the extent provided in this Agreement. Company Units may be classified into Class A Company Units and Class B Company Units if and to the extent indicated on Exhibit A. The distinctions between the Class A Company Units and the Class B Company Units are those particularly described in this Agreement relating to distributions, buyouts, consents, and voting. Class A Company Units shall not be entitled to consent to or vote upon any matter requiring the consent or vote of the Members under this Agreement.

     "Debt Service" means all payments of principal, interest or premium or other finance charges required to be made in connection with any loan to the Company.

     "Disbursable Cash" means, with respect to any fiscal period, Cash Flow less any amounts set aside from Cash Flow for the restoration or creation of Reserves.

     "Expended Funds" means amounts expended by the Company but not capitalized as an investment in a Portfolio Company.

     "Fair Market Value" means the value of an asset, without taking into account any discounts for l ack of marketability or for minority ownership.

     "Final Success Fee" means the amount equal to the Fair Market Value of all Portfolio Companies ever owned by the Company at the time of sale, distribution, or dissolution if no prior distribution has occurred, less the Investment in such Portfolio Companies, which difference shall be multiplied by the Result (as defined in Success Fee) related to all Portfolio Companies ever owned by the Company less all Success Fees paid to Class B Members other than X-Rite, which difference may be negative.

     "Investment" means the amount of money or other property invested in a Portfolio Company.

     "Look-Back" means the difference between the price paid to the selling Member(s) and the amount the selling Member(s) would have received had the interest purchased been retained and either sold in an initial public offering that actually occurred or disposed of on the same terms and conditions as later disposed of by the purchaser, within the time frame prescribed, which amount shall never be less than zero (0).

     "Managers" shall mean Dr. Peter M. Banks, James A. Knister, and X-Rite (or its nominee), each of whom shall individually be a Manager. Manager(s) shall also mean any other Person or Persons who have been admitted, as provided in this Agreement, as a successor Manager or as an additional Manager. Any reference to "Manager(s)" shall deemed to include each Person who then is a Manager.

     "Members" mean any Person who is properly admitted as a Member pursuant to this Agreement at the time of reference.

     "Member Minimum Gain" means an amount, with respect to each Member Nonrecourse Debt, equal to the Company Minimum Gain that would result if such Member Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Section 1.704-2(i)(3) of the Regulations.

     "Member   Nonrecourse   Debt"  has  the   meaning   set  forth  in  Section
1.704-2(b)(4) of the Regulations for Partner Nonrecourse Debt.

     "Member Nonrecourse Deductions" has the meaning set forth in Section 1.704-2(i)(2) of the Regulations for Partner Nonrecourse Deductions. The amount of Member Nonrecourse Deductions with respect to a Member Nonrecourse Debt for a Company fiscal year equals the excess, if any, of the net increase, if any, in the amount of Member Minimum Gain attributable to such Member Nonrecourse Debt during that fiscal year over the aggregate amount of any distributions during that fiscal year to the Member that bears the economic risk of loss for such Member Nonrecourse Debt to the extent such distributions are from the proceeds of such Member Nonrecourse Debt and are allocable to an increase in Member Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Section 1.704-2(i)(2) of the Regulations.

     "Nonrecourse Deductions" has the meaning set forth in Section 1.704-2(b)(1) of the Regulations. The amount of Nonrecourse Deductions for a Company fiscal year equals the excess, if any, of the net increase, if any, in the amount of Company Minimum Gain during that fiscal year over the aggregate amount of any distributions during that fiscal year of proceeds of a Nonrecourse Liability that are allocable to an increase in Company Minimum Gain, determined according to the provisions of Section 1.704-2(c).

     "Nonrecourse Liability" has the meaning set forth in Section 1.752-l(a)(2) of the Regulations.

     "Option/Put" means an option for X-Rite to purchase for cash the other Members' interests in any in-kind distribution and a put for the Members other than X-Rite to require X-Rite to purchase for cash all of any such Member's interest in an in-kind distribution, each of which shall survive for the period provided.

     "Person" means any natural person, partnership, limited liability Company, corporation, trust, associ-ation or other legal entity.

     "Portfolio Companies" (or singularly "Portfolio Company") means entities and/or intellectual properties that could be (i) related and/or ancillary to the existing business of X-Rite; (ii) relevant and/or related to the development of new markets and/or technologies for X-Rite; or (iii) opportunities which could benefit from the skills of X-Rite and/or the Class B Members other than X-Rite in which the Company is invested or owns an interest.

     "Property" means all real and personal property acquired or owned by the Company, and shall include both tangible and intangible property.

     "Reserves" means, with respect to any fiscal period, payments made or amounts allocated during the period to reserves which shall be maintained in amounts deemed sufficient by the Managers for working capital and to pay taxes, insurance, Debt Service, repairs, replacements or renewals, or other costs and expenses incident to the ownership or operation of the Company's business and for any future growth or capital acquisitions the Managers may contemplate.

     "Substituted Member" means any Person admitted to the Company as a Member pursuant to the provisions of Section 7.2.

     "Success Fee" means the amount, not less than zero (0), equal to the Fair Market Value of any Portfolio Company, or any proceeds from the sale of a Portfolio Company, less the Investment, which difference shall be multiplied by the result of the following: (1) divide the Fair Market Value of the Portfolio Company by the Investment; (2) subtract one (1) from such quotient; and (3) then multiply such difference by 2.2222% (the "Result"), which Result, however, shall never exceed six and two-thirds percent (6.67%), to be paid at any time an in-kind or other distribution is made, provided there are amounts available for distribution after distributions with greater priority.

     "Target Date" means the date between the fifth (5th) anniversary and the seventh (7th) anniversary of the initial investment in an interest of a Portfolio Company as unanimously agreed upon by the Managers at the time of the initial acquisition of an interest in the Portfolio Company. In the absence of a unanimous agreement by the Managers, Target Date shall mean the fifth (5th) anniversary of the initial investment in an interest of a Portfolio Company.

     "Triggering Event" means an event described as such in Section 7.3.

     "Valuation Procedure" means the Fair Market Value as of the date of distribution determined by its average last sales price if listed on a recognized securities exchange or the NASDAQ or, if not, by an appraiser mutually agreed upon by the parties for such purpose, or in the absence of an agreement upon an appraiser, the Class B Members other than X-Rite shall select an independent appraiser having a favorable, national reputation and substantial experience in appraising investments of the same type as those in Portfolio Companies, whose determination of Fair Market Value shall be final and binding on the parties.

     "Value-Back" means the difference between the amounts that would have been received by Member(s) in exchange for their interests in the Company based on the Fair Market Value of each Portfolio Company at their respective Target Dates, determined by mutual agreement or in accordance with the Valuation Procedure, and the amount actually received by the Member(s) based on the Fair Market Value of each Portfolio Company prior to their respective Target Dates, which amount shall never be less than zero (0).

     "X-Rite" means X-Rite, Incorporated, a Michigan corporation.