Form 10-K
period 2000-12-30
X RITE INC
filed 2001-03-30
CIK 790818

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    Form 10-K
(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee required) for the fiscal year ended December 30, 2000, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _______________to _________________

Commission file number 0-14800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, 21,380,502 shares of the registrant's common stock, par value $.10 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $154,330,881 computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 35.

PART I


ITEM 1. BUSINESS

(a)  General Development of Business
------------------------------------
X-Rite, Incorporated ("X-Rite" or the "Company") was organized as a Michigan corporation in 1958. The business currently conducted by the Company is largely an outgrowth of the Company's x-ray marking and identification system introduced in 1961. The Company's silver recovery equipment, introduced in 1968, and its first quality control instruments, introduced in 1975, were developed to meet the needs of film processors, a customer class known to the Company from its sales of radio-opaque x-ray marking tape.

The Company has expanded its product offerings by concentrating on its instrument technologies and developing expertise in the fields of light, shape and color measurement. Pursuant to that strategy, X-Rite has successfully developed and marketed numerous quality control instruments, software and accessories.

The Company made its initial public offering of common stock during 1986. Proceeds from that public offering were used to finance the construction of a new building for office, manufacturing and warehouse needs, purchase new production and laboratory equipment, retire debt and provide working capital.

X-Rite has grown through internal expansion and through acquisitions. In 1993 the Company established two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company purchased a foreign sales and service subsidiary, X-Rite Limited, Congleton, Cheshire, England, and acquired certain assets of Colorgen, Inc. ("Colorgen"), a Massachusetts-based manufacturer of retail point-of-purchase paint matching systems. In 1995 the Company acquired all of the outstanding stock of Labsphere, Inc. ("Labsphere") of North Sutton, New Hampshire. Labsphere was founded in 1981 and is a leading manufacturer of light measurement and light source integrating systems and instrumentation. In 1997, the Company acquired substantially all the assets of Light Source Computer Images, Inc. ("Light Source"). Light Source is a California-based producer of scanning, imaging and print optimization software. In 1998, the Company established a French subsidiary, X-Rite Mediterranee SARL, which acquired the branch of an X-Rite dealer located near Paris. In 2000, the Company acquired substantially all the assets of Optronik, GmbH ("Optronik") of Berlin, Germany. Optronik is a leading developer and manufacturer of non-contact, on-line color and light measurement technologies for web based processes. Optronik's facilities are the Company's first research, development and manufacturing facilities in Europe. Also in 2000, the Company formed a domestic subsidiary, Coherix Corporation ("Coherix"), which acquired substantially all the assets of the HoloVision Products Group of Veridian-ERIM International. The Coherix product line uses tunable laser technology to provide three dimensional mapping of the surface of physical objects. In 2000, the Company formed a strategic venture capital group, XR Ventures, LLC. The group's purpose is to direct and manage X-Rite's holdings in start up companies in the high technology field.


(b)  Financial Information About Operating Segments
---------------------------------------------------
For purposes of the consolidated financial statements included as part of this report, all operations of the Company are classified in one operating segment: quality control instruments and accessories. Accordingly, no separate industry segment information is presented.

(c)  Narrative Description of Business
--------------------------------------

Principal Products
The Company primarily manufactures and sells proprietary quality control instruments which utilize advanced electronics and optics technologies. The principal types of products include:

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

In 1994 the Company began delivering densitometer based products for digital imaging applications. Products which calibrate image setters, raster image processors and digital printers were the initial entrants into the market for use in desktop publishing and computer based printing activities.

In 1998 X-Rite launched its 500 series spectrodensitometer which is the only hand held densitometer equipped with a spectral engine. Spectral engines are the most accurate type of measurement engines available and offer precise, repeatable and reliable measurements for pressroom quality control.

The Company continued to expand the 500 series in 1999 with the introduction of the micro-spot spectrodensitometer. This device is the first hand held measurement instrument to accurately read color bars and related micro sized color control elements as small as 1/16" (1.6mm).

The Company introduced the Auto Tracking Densitometer (ATD) for News during 2000. Designed specifically for newspaper presses, ATD News measures and reports density levels from continuous color rules as well as automating the process of evaluating and adjusting gray balance in newspaper production.

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

During 1993 and 1994, X-Rite introduced a group of color formulation and quality control software packages designed for use with its spectrophotometer products. This software is generally combined with a computer and an instrument and sold as a turn-key system. Marketing efforts with respect to this family of related products are being directed at packaging material printers, textile, plastic, paint, ink and coatings manufacturers.

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

In 1999 the company introduced the DTP41/T series of auto-tracking spectrophotometer. These instruments enable the automated measurement of transparent and semi-transparent material, as well as prints. In addition, they provide transmission and ultraviolet capabilities. This technology is ideal for use in commercial photo labs, print for pay centers and research facilities.

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

In 2000, the Company introduced Formulation-Master 2001. Formulation-Master 2001 is an enhanced version of three separate software packages, Plastic Master, Paint Master and QA-Master 2000, that will allow all color assurance processes to be performed with one streamlined software program.

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

Integrating Spheres and Integrating Sphere Systems
With the acquisition of Labsphere, X-Rite added integrating spheres and integrating sphere systems to its product lines. Applications for these instruments include testing incandescent and fluorescent lamp output, testing light emitting diodes and fiber optics; calibration of remote sensors and reflectance and transmittance light measurements.

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

New Product and Industry Segment Information
During the past twelve months, the Company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the Company's assets or which would otherwise result in a material cost.

Raw Materials
With very few exceptions, raw materials and components necessary for manufacturing products and providing services are generally available from several sources. The Company does not foresee any unavailability of materials or components which would have a material adverse effect on its overall business in the near term.

Patents and Trademarks
The Company owns 37 U.S. patents and 19 foreign patents which are significant for products it manufactures. The Company currently has 6 U.S. and 18 foreign patent applications on file. While the Company follows a policy of obtaining patent protection for its products, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its competitive position.

Seasonality
The Company's business is generally not subject to seasonal variations that would significantly impact sales, production or net income.

Working Capital Practices

The Company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

Significant Customers
No single customer accounted for more than 10% of total net sales in 2000, 1999 or 1998. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog
The Company's backlog of scheduled but unshipped orders was $8.9 million at March 1, 2001 and $6.8 million at March 1, 2000. The March 1, 2001 backlog is expected to be filled during the current fiscal year.

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

Research, Development and Engineering
During 2000, 1999 and 1998, respectively, the Company expensed $11,771,000, $10,689,000 and $10,044,000 on research, development and engineering. X-Rite has no customer sponsored research and development activities.

Human Resources
As of March 1, 2001, the Company employed 745 persons; 634 in its U.S. operations and 111 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.

(d)  Financial Information About Foreign and Domestic Operations
----------------------------------------------------------------
See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this report.

ITEM 2.  PROPERTIES

The Company owns or leases properties throughout the world, listed below are the principal properties owned or leased as of March 1, 2001:
                                                                  Owned
        Location                   Principal Uses               or Leased
  ----------------------    ---------------------------         ---------
  Grandville, MI            Manufacturing, R,D&E, sales,          Owned
                            customer service, warehouse
                            and administration

  Grandville, MI            Sales and training                    Leased


  Ann Arbor, MI             Manufacturing, R,D&E, sales,
                            customer service, and warehouse       Leased

  North Sutton, NH          Manufacturing, R,D& E, sales,         Owned
                            customer service, warehouse
                            and administration

  Littleton, MA             Customer service, R,D&E, and          Leased
                            sales

  Poynton, England          Sales and customer service            Leased

  Cologne, Germany          Sales and customer service            Leased

  Berlin, Germany           Manufacturing, R,D& E, sales,
                            customer service, warehouse           Leased
                            and administration

  Quarry Bay, Hong Kong     Sales and customer service            Leased

  Brno, Czech Republic      Sales                                 Leased

  MASSY, France             Sales and customer service            Leased


Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 58,000 square feet. Management considers all the Company's properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation within the meaning of Item 103 of Regulation S-K. The Company is involved in legal proceedings and litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable, no matters were submitted to a vote of security holders during the fourth quarter of the year end December 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the Annual Meeting of Shareholders. Except as discussed, each of the named officers has served the Company in an executive capacity for more than five years.

                                                           Position
         Name          Age             Position           Held Since
--------------------  -----  ---------------------------  ----------
Richard E. Cook         55   President and Chief             1998 (1)
                               Executive Officer
Bernard J. Berg         57   Senior Vice President,          1983
                               Engineering
Duane F. Kluting        51   Vice President,
                               Chief Financial Officer       1992
Jeffrey L. Smolinski    39   Vice President, Operations      1994
Joan Mariani Andrew     42   Vice President, Sales &
                               Marketing                     1995

(1) Prior to joining X-Rite, Mr. Cook was the President and Chief Operating Officer of Cascade Engineering, a developer and producer of plastic mold injection technology and products. Mr. Cook held that position for more than five years.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock is quoted in the NASDAQ - National Market System under the symbol XRIT. As of March 1, 2001, there were approximately 1,500 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

                                                            Dividends
                                           High     Low     Per Share
                                          ------   ------   ---------
      Year Ended December 30, 2000:
         Fourth Quarter                   $ 9.00   $ 5.00     $.025
         Third Quarter                     11.75     8.00      .025
         Second Quarter                    13.50     8.56      .025
         First Quarter                     13.25     6.00      .025
      Year Ended January 1, 2000:
         Fourth Quarter                     7.44     5.75      .025
         Third Quarter                      7.75     6.31      .025
         Second Quarter                     7.75     6.00      .025
         First Quarter                      8.87     6.18      .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future, and retain the balance of the Company's earnings for use in the expansion of its businesses.


ITEM 6. SELECTED FINANCIAL DATA

Quarterly financial data are summarized as follows:

                                 (in thousands except per share data)

                                                                   Diluted
                                       Gross    Operating  Net     Earnings
     Quarter                  Sales    Profit   Income     Income  Per Share
---------------------------  -------  -------  ---------  -------  --------
2000:
  First                      $26,134  $17,123   $ 5,259    $3,556    $.17
  Second                      26,232   16,756     5,215     3,616     .17
  Third                       23,087   14,619     2,963     1,863     .09
  Fourth                      27,996   18,008     4,636     3,373     .15
                             -------  -------   -------    ------    ----
                            $103,449  $66,506   $18,073   $12,408    $.58
                            ========  =======   =======   =======    ====
1999:
  First                      $23,688  $15,855   $ 4,376   $ 2,983    $.14
  Second                      24,331   16,107     4,956     3,326     .15
  Third                       23,764   15,420     4,613     3,104     .14
  Fourth                      28,426   18,609     6,308     4,236     .19
                             -------  -------   -------   -------    ----
                            $100,209  $65,991   $20,253   $13,649    $.62
                            ========  =======   =======   =======    ====

Selected financial data for the five years ended December 30, 2000 is summarized as follows:

                                 (in thousands except per share data)
                             2000      1999      1998      1997      1996
                           -------   -------   -------   -------   -------
Net sales                 $103,449  $100,209   $94,811   $96,991   $84,394
Net income                  12,408    13,649     6,862    18,022    15,381
Net income per share:
  Basic                        .59       .65       .33       .85       .73
  Diluted                      .58       .62       .32       .85       .73
Dividends per share            .10       .10       .10       .10       .10

Total assets               125,683   107,819    95,444    92,468    78,951
Long-term debt                 -0-       -0-       -0-       -0-       -0-


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The issues discussed in management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements

The  following  table  sets  forth   information   derived  from  the  Company's
consolidated statements of income expressed as a percentage of net sales:

                                    2000       1999       1998
                                   -----      -----      -----
   Net sales                       100.0%     100.0%     100.0%
   Cost of sales                    35.7       34.1       34.4
                                   -----      -----      -----
     Gross profit                   64.3       65.9       65.6

   Operating expenses:
     Selling & marketing            21.0       20.1       21.7
     General & administrative       14.5       14.9       15.5
     Research, development &
       engineering                  11.4       10.7       10.6
     Write-down of digital
       imaging assets                -          -          7.0
                                   -----      -----      -----
                                    46.9       45.7       54.8
                                   -----      -----      -----
     Operating income               17.4       20.2       10.8

   Other income                      1.0        0.8        0.4
                                   -----      -----      -----
     Income before income taxes     18.4       21.0       11.2

   Income taxes                      6.5        7.4        4.0
                                   -----      -----      -----
     Net income                     11.9%      13.6%       7.2%
                                   ======     ======     ======

Net Sales

Net sales in 2000 were $103.4 million, a Company record and a 3.2% increase over 1999 sales of $100.2 million. Sales in 1999 were an increase of 5.7% over 1998 sales of 94.8 million.

New product introductions in 2000 helped the Printing, Labsphere and Imaging business units record 20.2%, 11.8% and 3.3% sales increases, respectively. The Coatings business unit experienced a 7.3% decrease in sales during 2000.

We are particularly pleased by our continued growth in markets outside of North America. Revenues in local currencies grew approximately 28% and 20% respectively, in Asia and Europe in 2000 as compared to 1999. These sales gains were mitigated somewhat by weakness in the major European currencies as compared to the U.S. dollar. Had exchange rates remained stable in 2000 as compared to 1999, consolidated sales as reported would have increased by approximately $2.6 million dollars.

Lower demand in the retail paint matching and aftermarket auto refinishing markets in the Coatings industry were primary factors in domestic sales decreasing 1.0% in 2000 as compared to 1999.

Price increases had a nominal effect on sales levels in 2000, 1999 and 1998.

Gross Profit

Gross profit margin dropped slightly during 2000 due to the impact of foreign exchange rates and competitive pricing pressures. Gross profit percentages were 64.3%, 65.9% and 65.6% in 2000, 1999 and 1998, respectively.

Selling and Marketing Expenses

Over the past three years, the Company has significantly increased its investment in sales and marketing programs outside North America. Selling and marketing expenditures were $21.7, $20.1 and $20.5 million for 2000, 1999, and 1998, respectively. In 2000, costs increased 8.0% over 1999, while 1999 costs were 1.9% lower than in 1998. These investments have been targeted at expanding X-Rite's global marketing reach. These efforts have been rewarded by growth in Europe and Asia over the past two years. The Company intends to continue investing to expand its global presence in 2001, as well as to serve new markets such as telecommunications and biomedicine.

General and Administrative

General and administrative expenses in 2000, 1999 and 1998 were $15.0, $15.0 and $14.7 million respectively. Inflationary and actual expense growth in 2000 was offset by efficiencies gained through facilities consolidation and the effects of foreign exchange rates. Expenses increased 1.4% in 1999 over 1998 due to wage inflation and corporate wide technology upgrades.

Research Development and Engineering

Research, Development and Engineering (RD&E) costs in 2000 were $11.8 million as compared to $10.7 million in 1999, a 10.3% increase. RD&E costs in 1998 were $10.0 million. The above expenses include costs of $.03, $1.7 and $1.8 million in 2000, 1999 and 1998, respectively, associated with a west coast research center which was closed in the first quarter of 2000.

The year over year increase in RD&E for 2000 reflects X-Rite's emphasis on new product development for its core color measurement applications, as well as research and development directed toward creating measurement solutions for new markets. We expect research investment will continue to grow with the integration of the Optronik and Coherix product development teams into X-Rite. (see Acquisitions and Investments below)

In addition to the RD&E costs reported as operating expenses, costs were incurred to develop new software products in each of the last three years that were not included with RD&E expenses. Those costs were capitalized, and the related amortization expense was included in cost of sales (see Note 2 to the accompanying consolidated financial statements). Software development costs capitalized totaled $1.6, $1.3 and $1.2 million in 2000, 1999 and 1998, respectively.

Write-Down of Digital Imaging Assets

The Company recognized a nonrecurring charge of $6.7 million in the third quarter of 1998 for the write-down of certain digital imaging assets associated with the 1997 acquisition of Light Source Computer Images, Inc. (see Note 8 to the accompanying consolidated financial statements). Increased competition in the digital imaging business and a continued rapid decline in the demand for certain digital imaging instruments, software and technology were the primary factors that led the Company to reevaluate the markets Light Source sells into and the Light Source product lines, which then forced the recognition of this charge.

Other Income

Other income in 2000, 1999 and 1998 consists primarily of interest income and foreign exchange gains and losses. The Company's investment portfolio is made up of short term tax exempt municipal bonds, mutual funds and corporate securities. Year over year growth in other income is due primarily to the growth of funds available for investment.

Income Taxes

The effective tax rate has remained essentially unchanged at approximately 35% during the last three years.

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

Approximately 80% of the Company's transactions are invoiced and paid in U.S. dollars.

Liquidity and Capital Resources

Cash flow from operations in 2000 was $20.5 million, compared to $20.4 and $17.9 million for 1999 and 1998, respectively. Net income was the principal source of cash from operations. Certain expenses included in net income did not require the use of cash. The most significant non-cash expenses in 2000, which totaled $5.7 million, were depreciation and amortization. For 1999 and 1998 depreciation and amortization charges were $5.9 and $5.8 million, respectively. The largest, single non-cash expense in 1998 was for the write-down of digital imaging assets, which was $6.7 million.

Cash and short-term investments at December 30, 2000, were $31.1 million as compared to $29.0 million at January 1, 2000. We are pleased with our growth in liquidity in 2000, as it was an active year for X-Rite in terms of acquisitions and investments (see Acquisitions and Investments below) and capital expenditures. At December 30, 2000, the Company had working capital of $61.7 million as compared to $60.9 million at January 1, 2000. Its ratios of current assets to current liabilities were 5.9:1 and 9.7:1 for 2000 and 1999, respectively. Current liabilities were $12.5 million at December 30, 2000, an increase of $5.5 million over 1999. The increase in current liabilities and the reduction of the current ratio was due to an increase in taxes payable and a corresponding increase in current tax assets.

In addition to funding ongoing operations, the Company expects to use its funds for future acquisitions, capital expenditures, stock repurchases, new product development and expansion of our marketing efforts.

Since going public in 1986, the Company has funded its operations, investing, acquisitions and financing activities from internally generated cash flows and cash reserves. Management anticipates that X-Rite's current liquidity, future cash flows and credit line will be sufficient to fund the Company's operations, life insurance premiums, capital expenditures and dividends for the foreseeable future. Should additional funding be necessary, additional short- or long-term borrowing arrangements are the most probable alternatives for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit in the amount of $20 million. The line was not used during 2000.

X-Rite's short-term investments consist primarily of tax free municipal bonds, high grade corporate bonds, mutual funds and preferred stocks. Historically, the cost of the Company's investments has approximated market value.

Capital expenditures of $4.1 million were made in 2000. These expenditures were made primarily for machinery, equipment, building improvements, computer hardware and software. Capital expenditures in 1999 were $4.3 million. The Company anticipates making capital expenditures in 2001 of approximately $5.0 million.

In September 2000 the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. At December 30, 2000, no shares had been repurchased.

During 1998, the Company announced it had entered into agreements with its founding shareholders for the future purchase by the Company of 4.54 million shares, or 21.3 percent of the Company's outstanding stock at December 30, 2000. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies totaling $160 million, or $35.24 per share to be repurchased. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share or more than $25 per share.

At the maximum price, the aggregate stock purchases will total $113.5 million. The Company anticipates that certain stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 2000 and 1999, approximately $1.0 and $1.2 million, respectively, were classified as expense.

The Company's most significant financing activities in 2000 were the payment of dividends to shareholders and the proceeds from liquidation of investments due to the expiration of the Light Source Computer Images, Inc. escrow fund.

During the last three years dividends were paid at a rate of 10 cents per share or approximately $2.1 million dollars annually. At the present time, the Board of Directors intends to continue payments at this rate.

During 2000 the escrow fund established as part of the agreement to purchase Light Source Computer Images Inc. in 1997 expired. (see Note 8 to the accompanying consolidated financial statements) The contingent elements of the underlying escrow agreement were not met, thereby releasing the Company from any additional obligations with respect to the escrow fund. The investments in the escrow fund were liquidated and the proceeds returned to the Company.

Acquisitions and Investments

2000 was an active year in terms of acquisitions and technology investments. We acquired the assets of two measurement technology companies for approximately $4.5 million. In addition, we formed a strategic venture capital group focused specifically on high technology investments.

In the third quarter of 2000, the Company announced the purchase of substantially all of the assets of Optronik GmbH by X-Rite GmbH. Based in Berlin, Germany, Optronik is a leading provider of color and light measurement instrumentation and software. Focused primarily on on-line color and light measurement for web based processes, its non-contact measurement technologies are new to X-Rite. The Berlin location gives X-Rite its first research, development and manufacturing capabilities in Europe.

Also in the third quarter we announced the purchase of substantially all of the assets of the HoloVision Products Group of Veridian-ERIM International. These assets were purchased by a newly formed subsidiary of X-Rite named Coherix Corporation (formerly known as HoloVision Acquisition Company).

The products of Coherix use tunable laser technology to accurately map the surface of physical objects for a variety of industrial applications. Currently the technology is used to provide noncontact measurement applications requiring a three dimensional perspective. The measurement of shape complements the traditional X-Rite technologies of color and light measurement. The ability to provide high resolution, non contact, spatial measurement will elevate X-Rite's exposure to many dynamic markets, such as electronic components, micromachines, telecommunications and biomedicine. Coherix is located in Ann Arbor, Michigan, but will also be conducting research, development and manufacturing at the X-Rite headquarters in Grandville, Michigan.

XR Ventures, LLC is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage X-Rite's holdings in start up companies in high technology fields. Our partners in the group are Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current X-Rite technologies, or technologies that we are interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At December 30, 2000, the fund held minority positions in seven companies, with a total investment of approximately $4.6 million.

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as "anticipates," "believes, " "estimates," "expects," "likely," "plans," "projects," "should," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise.

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

                    Report of Independent Public Accountants




To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of temporary and permanent shareholders' investment, income, permanent shareholders' investment and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                        /s/ Arthur Andersen LLP



Grand Rapids, Michigan,
January 30, 2001

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                             December 30,     January 1,
                                                 2000           2000
                                             -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $18,595,000    $ 6,898,000
  Short-term investments                      12,469,000     22,129,000
  Accounts receivable, less allowances of
  $1,149,000 in 2000 and $1,110,000 in 1999   19,463,000     20,249,000
  Inventories                                 15,800,000     15,410,000
  Deferred taxes                               6,503,000      1,642,000
  Prepaid expenses and other current assets    1,427,000      1,565,000
                                             -----------    -----------
      Total current assets                    74,257,000     67,893,000

PLANT AND EQUIPMENT:
  Land                                         2,278,000      2,278,000
  Buildings and improvements                  15,872,000     15,501,000
  Machinery and equipment                     14,904,000     13,368,000
  Furniture and office equipment              13,284,000     13,169,000
  Construction in progress                       574,000         90,000
                                             -----------    -----------
                                              46,912,000     44,406,000
  Less accumulated depreciation              (25,046,000)   (23,351,000)
                                             -----------    -----------
                                              21,866,000     21,055,000

OTHER ASSETS:
  Costs in excess of net assets acquired      10,604,000      8,036,000
  Cash surrender values founders policies      9,918,000      6,616,000
  Other noncurrent assets                      9,038,000      4,219,000
                                             -----------    -----------
                                              29,560,000     18,871,000
                                             -----------    -----------

                                            $125,683,000   $107,819,000
                                            ============    ===========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

                                             December 30,    January 1,
                                                 2000           2000
                                             -----------    -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                           $ 2,456,000    $ 2,277,000
  Accrued liabilities--
    Payroll and employee benefits              2,603,000      2,043,000
    Income taxes                               5,063,000        325,000
    Other                                      2,423,000      2,352,000
                                             -----------    -----------
      Total current liabilities               12,545,000      6,997,000



TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
   agreements; 4,540,000 shares issued
   and outstanding in 2000 and 1999           45,400,000     45,400,000


PERMANENT SHAREHOLDERS' INVESTMENT:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized; none issued      -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 16,797,321 and
    16,700,896 shares issued and outstanding
    in 2000 and 1999 respectively,
    not subject to redemption agreements       1,680,000      1,670,000
  Additional paid-in capital                   5,993,000      8,439,000
  Retained earnings                           61,639,000     51,347,000
  Shares in escrow; 257,064 in 1999               -          (4,820,000)
  Accumulated other comprehensive loss        (1,574,000)    (1,214,000)
                                             -----------    -----------
                                              67,738,000     55,422,000
                                             -----------    -----------

                                            $125,683,000   $107,819,000
                                            =============  ============

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY AND PERMANENT SHAREHOLDERS' INVESTMENT

For the years ended December 30, 2000, January 1, 2000
 and January 2,1999
                                                                                            Total Temporary
                                                     Temporary            Permanent         and Permanent
                                                     Shareholders'        Shareholders'     Shareholders'
                                                     Investment           Investment        Investment
                                                     ----------           ------------      --------------
 Balances January 3, 1998                            $    -              $ 86,080,000       $ 86,080,000

Allocation of Permanent Shareholders' Investment
 to Temporary Shareholders' Investment,
 4,540,000 shares                                     45,400,000          (45,400,000)            -

 Net changes in Permanent Shareholders Investment         -                 4,039,000          4,039,000
                                                      ----------          -----------        -----------
 Balances January 2, 1999                             45,400,000           44,719,000         90,119,000

 Net changes in Permanent Shareholders Investment         -                10,703,000         10,703,000
                                                    ------------         ------------        -----------
 Balances January 1, 2000                             45,400,000           55,422,000        100,822,000

 Net changes in Permanent Shareholders Investment         -                12,316,000         12,316,000
                                                    ------------         ------------        -----------
 Balances December  30, 2000                        $ 45,400,000         $ 67,738,000      $ 113,138,000
                                                    ============         ============      =============

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                            For the year ended
                                  ---------------------------------------
                                  December 30,    January 1,    January 2,
                                      2000          2000          1999
                                  -----------   -----------   -----------
Net sales                        $103,449,000  $100,209,000   $94,811,000
Cost of sales                      36,943,000    34,218,000    32,579,000
                                  -----------   -----------   -----------
  Gross profit                     66,506,000    65,991,000    62,232,000

Operating expenses:
  Selling & marketing              21,685,000    20,096,000    20,478,000
  General & administrative         14,977,000    14,953,000    14,749,000
  Research, development &
    engineering                    11,771,000    10,689,000    10,044,000
  Write-down of digital
    imaging assets                     -              -         6,694,000
                                  -----------   -----------   -----------
                                   48,433,000    45,738,000    51,965,000
                                  -----------   -----------   -----------
  Operating income                 18,073,000    20,253,000    10,267,000

Other income                        1,090,000       827,000       425,000
                                  -----------   -----------   -----------
  Income before income taxes       19,163,000    21,080,000    10,692,000

Income taxes                        6,755,000     7,431,000     3,830,000
                                  -----------   -----------   -----------

  NET INCOME                      $12,408,000   $13,649,000    $6,862,000
                                  ===========   ===========   ===========

Earnings per share:

  Basic                                  $.59          $.65          $.33
                                         ====          ====          ====
  Diluted                                $.58          $.62          $.32
                                         ====          ====          ====

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PERMANENT SHAREHOLDERS' INVESTMENT

                                                                                Accumulated
                                                                                  Other          Total
                                         Additional                            Comprehensive    Permanent
                               Common     Paid-in     Retained     Shares in      Income      Shareholders'
                                Stock     Capital     Earnings      Escrow        (Loss)       Investment
                             ----------  ----------  -----------  -----------  -------------  ------------
BALANCES,
    JANUARY 3, 1998          $2,115,000  $7,876,000  $79,969,000  $(3,449,000)   $(431,000)    $86,080,000

Net income                         -           -       6,862,000         -            -          6,862,000
Cash dividends declared
  of $.10 per share                -           -      (2,092,000)     (25,000)        -         (2,117,000)
Issuance of 28,798 shares
  of common stock under
  employee benefit plans          3,000     267,000         -            -            -            270,000
Purchase of 72,764 shares
  by escrow fund                   -           -            -      (1,320,000)        -         (1,320,000)
Value of shares subject to
  redemption agreements        (454,000)       -      (44,946,000)                             (45,400,000)
Translation adjustment             -           -            -            -         344,000         344,000
                             ----------  ----------  -----------  -----------    ---------     -----------
BALANCES,
 JANUARY 2, 1999              1,664,000   8,143,000   39,793,000   (4,794,000)     (87,000)     44,719,000

Net income                         -           -      13,649,000         -            -         13,649,000
Cash dividends declared
  of $.10 per share                -           -      (2,095,000)     (26,000)        -         (2,121,000)
Issuance of 62,717 shares
  of common stock under
  employee benefit plans          6,000     296,000         -            -            -            302,000
Translation adjustment             -           -            -            -        (659,000)       (659,000)
Unrealized loss on short-term
  investments                      -           -            -            -        (468,000)       (468,000)
                             ----------  ----------  -----------  -----------    ---------     ------------
BALANCES,
 JANUARY 1, 2000              1,670,000   8,439,000   51,347,000   (4,820,000)  (1,214,000)     55,422,000

Net income                         -           -      12,408,000         -            -         12,408,000
Cash dividends declared
  of $.10 per share                -           -      (2,116,000)     (13,000)        -         (2,129,000)
Issuance of 96,425 shares
  of common stock under
  employee benefit plans         10,000     467,000         -            -            -            477,000
Sale of 257,264 shares
  by escrow fund                         (2,913,000)                4,833,000                    1,920,000
Translation adjustment             -           -            -            -        (522,000)       (522,000)
Unrealized gain on short-term
  investments                      -           -            -            -         162,000         162,000
                             ----------  ----------  -----------  -----------    ---------     -----------
BALANCES,
 DECEMBER 30, 2000           $1,680,000  $5,993,000  $61,639,000  $      -     $(1,574,000)   $ 67,738,000
                             ==========  ==========  ===========  ============  ============   ===========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the year ended
                                                           ---------------------------------------
                                                           December 30,    January 1,    January 2,
                                                                2000          2000          1999
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 12,408,000  $ 13,649,000   $ 6,862,000
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                           5,717,000     5,862,000     5,836,000
      Provision for doubtful accounts                           388,000       412,000       266,000
      Deferred income taxes                                  (4,669,000)     (246,000)   (2,629,000)
      Write-down of digital imaging assets                          -             -       6,694,000
      Other                                                      18,000       (58,000)      (15,000)
      Changes in operating assets and liabilities
        net of effects from acquisitions:
          Accounts receivable                                   335,000    (1,576,000)    1,189,000
          Inventories                                           415,000       278,000      (623,000)
          Other current and noncurrent assets                   144,000      (547,000)      892,000
          Accounts payable                                      217,000       638,000       163,000
          Income taxes payable                                4,738,000       135,000       (69,000)
          Other accrued liabilities                             792,000     1,818,000      (624,000)
                                                             -----------   -----------   -----------
     Net cash provided by operating activities               20,503,000    20,365,000    17,942,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments                     2,606,000     1,258,000     2,030,000
  Proceeds from sales of investments                         19,420,000    19,875,000     5,323,000
  Purchases of investments                                  (12,378,000)  (24,473,000)  (16,056,000)
  Capital expenditures                                       (4,140,000)   (4,343,000)   (4,176,000)
  Acquisitions, less cash acquired                           (4,505,000)         -         (382,000)
  Investment in founders' life insurance                     (3,302,000)   (3,525,000)   (3,091,000)
  Purchases of other assets                                  (6,238,000)   (1,373,000)   (1,279,000)
  Other investing activities                                    (16,000)       85,000       113,000
                                                            ------------  ------------  ------------
     Net cash (used for) investing activities                (8,553,000)  (12,496,000)  (17,518,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                             (2,129,000)   (2,121,000)   (2,117,000)
  Issuance of common stock                                      477,000       302,000       270,000
  Proceeds from sales of escrow investments                   1,920,000        -              -
                                                            -----------   -----------   -----------
     Net cash provided by (used for) financing activities       268,000    (1,819,000)   (1,847,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                             (521,000)     (688,000)      151,000
                                                            -----------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         11,697,000     5,362,000    (1,272,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                6,898,000     1,536,000     2,808,000
                                                            -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $18,595,000    $6,898,000    $1,536,000
                                                            ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated and its subsidiaries (individually "X-Rite" and all of its subsidiaries the "Company") are engaged in the development, manufacture and sale of technically sophisticated instrumentation and user friendly software solutions for a wide variety of color, light and shape measurement applications, including corporate branding, medical diagnostics, consumer products and on-line commerce. Principal markets for the Company's products include the paint, plastic, textile, packaging, photographic, graphic arts and medical industries, in addition to commercial and research laboratories. Based on the nature of its products, the Company considers its business to be a single operating segment.

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire, Massachusetts and Michigan. In addition, the Company has locations in Germany, England, Hong Kong, the Czech Republic and France. Manufacturing is done in the United States and Germany.

Geographic sales information is as follows:

                                        2000         1999         1998
                                    -----------  -----------  -----------
  Domestic sales:
    U.S. operations                 $65,136,000  $65,732,000  $62,875,000
  International sales:
    U.S. operations export sales
      to unaffiliated customers      12,002,000   11,023,000   14,628,000
    Foreign subsidiary sales         26,311,000   23,454,000   17,308,000
                                    -----------  -----------  -----------
                                     38,313,000   34,477,000   31,936,000
                                    -----------  -----------  -----------
                                   $103,449,000 $100,209,000  $94,811,000
                                    ===========  ===========  ===========

No single customer accounted for more than 10% of total net sales in 2000, 1999 or 1998.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The  consolidated   financial   statements   include  the  accounts  of  X-Rite,
Incorporated and its majority owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Effective January 1, 1997, the Company adopted a 4-4-5 quarterly accounting cycle to accommodate manufacturing schedules that were developed to improve customer service. Accordingly, 2000 ended on December 30, 2000, 1999 ended on January 1, 2000, and 1998 ended on January 2, 1999. The Company's 2000, 1999 and 1998 results from operations would have been approximately the same if the years had ended on December 31 rather than on December 30, 2000, January 1, 2000, and January 2, 1999.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents:
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments:
Short-term investments consist primarily of tax free municipal bonds, high grade corporate bonds, mutual funds and preferred stocks. All of the Company's short-term investments are stated at market value and are classified as available for sale. Adjustments to market value are included in comprehensive income (see Note 3) Short-term investments at December 30, 2000 include securities with original maturities of greater than three months and remaining maturities of less than one year.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories are summarized as follows:

                                     December 30,    January 1,
                                         2000          2000
                                     -----------   -----------
       Raw materials                 $ 7,024,000   $ 6,351,000
       Work in process                 4,903,000     5,381,000
       Finished goods                  3,873,000     3,678,000
                                     -----------   -----------
                                     $15,800,000   $15,410,000
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

Software Development Costs:
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, any additional development costs are capitalized and amortized using the straight-line method over a three year period.

The Company capitalized $1,572,000, $1,334,000 and $1,248,000 of software development costs during 2000, 1999 and 1998, respectively. Amortization expense was $1,405,000, $1,249,000 and $1,107,000 in 2000, 1999 and 1998, respectively.
The net capitalized software development costs included in other assets were $2,356,000 and $2,160,000 as of December 30, 2000 and January 1, 2000,
respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Costs in Excess of Net Assets Acquired and Other Long Lived Assets:
Costs  in  excess  of net  assets  acquired  resulted  primarily  from  the 1995 acquisition of Labsphere, Inc., the 1997 acquisition of the assets of Light Source Computer Images, Inc. (see Note 8) and the 2000 acquisitions of the assets of Optronik GmbH and the HoloVision Products group. The costs associated with the Labsphere acquisition are being amortized using the straight-line method over twenty years. The costs associated with the Optronik GmbH and HoloVision Products Group acquisitions are being amortized using the straight-line method over ten years. The costs resulting from the Light Source acquisition were written off in 1998 (see Note 8). Accumulated amortization of excess acquisition costs was $3,445,000 and $2,790,000 at December 30, 2000 and January 1, 2000, respectively.

The Company evaluates the recoverability of its long lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that would be required for a similar investment with like risks.

Investments Carried at Cost:
Included in other noncurrent assets in 2000, is $4,610,000 related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. No such write downs occurred in 2000.

Temporary and Permanent Shareholders' Investment:
During 1998 the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares or 21.3 percent of its outstanding stock at December 30, 2000 (see Note 7). These shares have been reclassified on the balance sheet to a temporary equity account.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition:
Revenue is recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants Statement of Position 97-2, as amended. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable and collection of any resulting receivable is probable.

Advertising Costs:
Advertising costs are charged to operations in the period incurred and totaled $1,737,000, $2,047,000 and $2,389,000 in 2000, 1999 and 1998, respectively.

Per Share Data:
Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                       2000          1999          1998
                                    ----------   -----------   -----------
  Numerators:
    Net income numerators for
      both basic and diluted EPS   $12,408,000   $13,649,000   $ 6,862,000
                                    ==========   ===========   ===========
  Denominators:
    Denominators for basic EPS
      Weighted-average common
        shares outstanding          21,171,963    20,951,692    20,913,400
    Potentially dilutive shares
      Shares subject to
        redemption agreements          358,722     1,155,096       159,522
      Stock options                     37,768         6,985        58,630
                                    ----------    ----------    ----------
    Denominators for diluted EPS    21,568,453    22,113,773    21,131,552
                                    ==========    ==========    ==========

During 2000, 1999 and the fourth quarter of 1998, certain shares subject to redemption agreements (see Note 7) were considered dilutive.

Certain exercisable stock options were not included in the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options outstanding at the end of each year presented not included in the calculation of diluted EPS and the ranges of exercise prices were 1,005,800 and $7.03 - $19.50 in 2000, 984,500 and $7.03 - $19.50 in 1999, and 583,000 and $14.50 - $19.50 in 1998.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation:
Foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the statements of shareholders' investment. Gains and losses arising from remeasuring foreign currency transactions into the appropriate currency are included in net income.

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

New Accounting Standard:
On December 31, 2000, the Company adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138. These statements establish accounting and reporting standards requiring that derivative instrument be recorded in the balance sheet as asset and liability measured at current fair value and that changes in a derivative's fair value be recognized currently in the determination of net income unless specific hedge accounting criteria are met. The impact of adopting this standard was not material to the Company.

Reclassifications:
Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 3--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation and unrealized loss on short-term investments, which are presented in the accompanying statements of shareholders' investment. Comprehensive income totaled $ 12,048,000, $ 12,522,000 and $ 7,206,000 in 2000, 1999 and 1998,
respectively.


NOTE 4--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20,000,000 with interest at 1.5% over the "Effective Federal Funds Rate" (5.41% at December 30, 2000).

The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 2000, 1999 or 1998.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--INCOME TAXES

The provision for income taxes consisted of the following:

                                    2000         1999        1998
                                 ----------   ----------   ----------
  Current
    Federal                     $10,988,000   $7,386,000   $6,111,000
    State                           254,000      256,000      220,000
    Foreign                          15,000       35,000      128,000
                                 ----------   ----------   ----------
                                 11,257,000    7,677,000    6,459,000
  Deferred
    Federal                      (4,502,000)    (246,000)  (2,629,000)
                                 ----------   ----------   ----------
                                 $6,755,000   $7,431,000   $3,830,000
                                 ==========   ==========   ==========

The preceding table excludes a tax benefit in 2000 of $167,000 related to market value adjustments on short-term investments, which is recorded as a component of other comprehensive income.

The provisions for income taxes reflected effective tax rates of 35.3%, 35.3% and 35.8% in 2000, 1999 and 1998, respectively, compared to the U.S. statutory rate of 35%. The Company's effective tax rates were impacted by state income taxes, goodwill amortization, benefits from a foreign sales corporation and life insurance premiums.

Major components of the Company's deferred tax assets and liabilities are as follows:

                                            December 30,    January 1,
                                                2000          2000
                                             ----------    ----------
Assets:
  Inventory reserves                         $  610,000    $  947,000
  Accounts receivable reserves                  209,000       105,000
  Amortization of intangible assets           2,282,000     2,629,000
  Deferred income                             5,008,000         -
  Financial accruals and reserves
    not currently deductible                    997,000       638,000
                                              ----------    ----------
                                             $9,106,000    $4,319,000
                                             ==========    ==========
Liabilities:
  Depreciation                               $  181,000    $  143,000
  Software development costs                    820,000       756,000
  Other                                          50,000        34,000
                                             ----------    ----------
                                            $ 1,051,000    $  933,000
                                             ==========    ==========

Cash expended for income taxes was $6,809,000, $7,551,000 and $5,733,000 in 2000, 1999 and 1998, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $557,000, $469,000 and $473,000 in 2000, 1999 and 1998, respectively.

The Company may sell up to 1,000,000 shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85% of the market price on the date purchased. During 2000, 1999 and 1998, employees purchased 36,940, 40,137 and 21,798 shares, respectively. The weighted average fair value of shares purchased was $9.47, $6.77 and $13.01 in 2000, 1999 and 1998 respectively. At December 30,
2000, 796,544 shares were available for future purchases.

The Company has two stock option plans covering 2,800,000 shares of common stock. These plans permit options to be granted to key employees and the Company's Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant. No options are exercisable after ten years from the date of grant. At December 30, 2000, 1,356,893 shares were available for future granting. A summary of shares subject to options follows:

                                2000                 1999                 1998
                         --------------------  ----------------     ------------------
                                     Weighted          Weighted               Weighted
                                      Average           Average               Average
                                     Exercise          Exercise               Exercise
                           Shares     Prices   Shares   Prices      Shares     Prices
                         ---------   --------  ------- --------     ------- ----------
 Outstanding at
  beginning of year      1,305,200    $13.26   1,093,100    $14.54   890,100    $14.33
   Granted                 247,500      8.69     244,500      7.08   221,500     15.10
   Exercised                 -                   (10,000)     2.47    (7,000)     4.06
   Canceled                (11,400)    12.33     (22,400)    13.39   (11,500)    14.93
                         ---------               -------             --------
 Outstanding at
  end of year            1,541,300     12.53    1,305,200    13.26  1,093,100    14.54
                         =========              =========           =========
 Exercisable at
  end of year            1,274,300     13.57    1,076,500    14.27   943,100     14.25
                         =========               =======             =======
 Weighted average
  fair value of
  options granted            $4.30                 $2.85               $6.23
                             =====                 =====               =====

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of stock options outstanding at December 30, 2000 follows:

                               Outstanding                 Exercisable
                    ---------------------------------   -----------------
                                          Weighted
                               Weighted    Average               Weighted
                                Average   Remaining               Average
                               Exercise  Contractual             Exercise
    Price Ranges      Shares     Price   Life (Years)    Shares    Price
  ---------------   ---------  --------  ------------   -------  --------
  $ 6.19 - $ 7.50     401,000   $ 6.84       7.2        223,500   $ 7.07
    9.50 -  12.00     364,600    10.69       5.5        275,100    11.08
   13.00 -  15.00     270,300    13.94       6.5        270,300    13.94
   15.63 -  19.50     505,400    17.61       5.6        505,400    17.61
                    ---------                           -------
                    1,541,300    12.53       6.2      1,274,300    13.57
                    =========                         =========

The Company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share (basic and diluted) would have been reduced by approximately $726,000 and $.03 in 2000, $492,000 and $.02 in 1999, and $ 924,000 and $.04 in 1998.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     2000          1999          1998
                                 -----------   -----------   -----------
  Dividend yield                     .9%           .7%           .6%
  Volatility                         54%           40%           40%
  Risk-free interest rates       5.7% - 6.7%   4.7% - 5.9%   5.5% - 5.6%
  Expected term of options         5 years       5 years       5 years

Black-Scholes is a widely accepted stock option pricing model, however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the Company's common stock.

The Company has a Cash Bonus Conversion Plan covering 400,000 shares of stock. This plan provides an opportunity for certain executives of the Company to purchase restricted stock in an amount equal to all, or any portion of their annual cash bonus. Shares are issued in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse as to 20 percent after six months and an additional 20 percent annually thereafter. During 2000, 59,485 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 11,273 shares. At December 30, 2000, 63,754 shares remained subject to forfeiture provisions and restrictions on transferability. During 1999, 12,580 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 1,831 shares. During 1998, no shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 2,962 shares.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--EMPLOYEE BENEFIT AND STOCK PLANS, continued

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. No shares were awarded in 2000, 1999 or 1998. At December 30, 2000, there were 345,200 shares available for future awards.

NOTE 7--FOUNDERS STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares or 21.3 percent of the Company's outstanding stock at December 30, 2000. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share.

The shares subject to the agreements have been classified on the balance sheet as a temporary equity account. The classification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding December 30, 2000 was less than $10.

NOTE 8--ACQUISITION & WRITE-DOWN OF DIGITAL IMAGING ASSETS

In May of 1997 the Company acquired substantially all the assets of Light Source Computer Images, Inc. ("Light Source") for $6,955,000 in cash. Light Source was a California-based producer of scanning, imaging and print optimization software. The acquisition was accounted for under the purchase method of accounting and was funded by proceeds from sales of short-term investments.

The asset purchase agreement provides for future contingent consideration if net sales of certain products reaches or exceeds agreed upon sales goals during twelve month periods that ended July 1998, 1999 and 2000. The Company established an escrow fund equal to the maximum contingent consideration that could be earned by the sellers. The investment of escrow funds was made in money market securities or X-Rite common stock. This contractual agreement expired in July of 2000. The net sales goals of certain products required for the payment of future contingent consideration were not met during the periods outlined in the asset purchase agreement, thereby releasing the Company from any additional obligations with respect to the escrow fund. The investments in the escrow fund were liquidated and the proceeds returned to the Company.

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2001 Annual Meeting of shareholders and filed with the Commission is incorporated herein by reference.

(b) Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."

(c) Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 2001 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captioned "Securities Ownership of Management" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                  Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

     Report of Independent Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Temporary and Permanent Shareholders' Investment Consolidated Statements of Income
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements


(b) The following report on Form 8-K was filed for the quarter ending December 30, 2000. Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001.


(c) See Exhibit Index located on page 35.


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

                          X-RITE, INCORPORATED


       March 30, 2001     /s/ Richard E. Cook
                          Richard E. Cook, President and Chief Executive Officer

       March 30, 2001     /s/ Duane F. Kluting
                          Duane F. Kluting, Vice President and
                          Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 30th day of March, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

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


/s/ Ted Thompson                      /s/ Peter M. Banks
Ted Thompson, Director                Dr. Peter M. Banks, Director


/s/ Stanley W. Cheff                  /s/ Richard E. Cook
Stanley W. Cheff, Director            Richard E. Cook, Director


/s/ Rufus S. Teesdale                 /s/ James A. Knister
Rufus S. Teesdale, Director           James A. Knister, Director


/s/ John E. Utley                     /s/ Charles Van Namen
John E. Utley, Director               Charles Van Namen, Director


/s/ Ronald A. Vandenberg
Ronald A. VandenBerg, Director

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

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

   5 Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001 (filed as Form 8-K (Commission file No. 0-14800) and incorporated herein by reference)

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.


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

                              EXHIBIT INDEX
--------------------------------------------------------------------------

 *10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

  10(e) Asset Purchase Agreement entered into between Light Source Acquisition Company and Light Source Computer Images, Inc. including Escrow Agreement by and between Light Source Acquisition Company and Light Source Computer Images, Inc. and U.S. Trust Company of California, N.A. (filed as exhibit to Form 8-K dated June 2, 1997 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(f) Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(g) First Amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(h) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

 *10(i) Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons. (Commission File No. 0-14800) and incorporated herein by reference

 *10(j) Deferred compensation trust agreement dated November 23, 1999 between the registrant and Richard E. Cook. (Commission File No.0-14800) and incorporated herein by reference

 *10(k) Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC the registrant, Dr. Peter M. Banks and Mr. James A. Knister. (Commission File No. 0-14800) and incorporated herein by reference

  21      Subsidiaries of the registrant

  23      Consent of independent accountants

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

  11. X-Rite Global, Inc., a U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of certain foreign subsidiaries.

  12. XR Ventures, LLC, a U.S. Limited Liability Corporation, is a majority owned subsidiary of X-Rite, Incorporated, being utilized as a venture capital company.

  13. Coherix, Corporation, a U.S. Corporation, is majority owned by X-Rite, Incorporated and is a manufacturer of laser based measurement systems and related proprietary materials.

  14. Optronik GmbH, a German Corporation, is a wholly owned subsidiary of X-Rite GmbH, and is a manufacturer of color and light measurement systems and related proprietary materials.

Exhibit 23





                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated January 30, 2001, included in this Form 10-K, into X-Rite, Incorporated's previously filed Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260.


                                           /s/ Arthur Andersen LLP


Grand Rapids, Michigan,
March 30, 2001.