Form 10-Q
period 2001-03-31
X RITE INC
filed 2001-05-15
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                               -----------------------
                                       OR
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

Yes  __X__    No _____

The number of shares outstanding of registrant's common stock, par value $.10 per share, at May 1, 2001 was 21,400,765 shares.

                                                       Exhibit Index on page 15.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                               March 31,    December 30,
                                                 2001           2000
                                             -----------    -----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $16,770        $18,595
  Short-term investments                         8,065         12,469
  Accounts receivable, less allowances of
   $1,450 in 2001 and $1,149 in 2000            17,546         19,463
  Inventories                                   15,545         15,800
  Deferred taxes                                 5,339          6,503
  Prepaid expenses and other current assets      4,433          1,427
                                               -------        -------
      Total current assets                      67,698         74,257


PROPERTY AND EQUIPMENT, at cost                 47,709         46,912
  Less accumulated depreciation                (25,942)       (25,046)
                                               -------        -------
                                                21,767         21,866

OTHER ASSETS:
  Costs in excess of net assets acquired        10,297         10,604
  Cash surrender values - Founders policies     13,063          9,918
  Other noncurrent assets                        9,008          9,038
                                               -------        -------
                                                32,368         29,560
                                               -------        -------

                                              $121,833       $125,683
                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

(in thousands)

                                              March 31,     December 30,
                                                 2001           2000
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                             $ 2,795        $ 2,456
  Accrued liabilities--
    Payroll and employee benefits                2,068          2,603
    Income taxes                                   -            5,063
    Other accrued liabilities                    1,941          2,423
                                               -------        -------
      Total current liabilities                  6,804         12,545


TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
   agreements                                   45,400         45,400


PERMANENT SHAREHOLDERS' INVESTMENT:
  Common stock                                   1,685          1,680
  Additional paid-in capital                     6,333          5,993
  Retained earnings                             63,535         61,639
  Accumulated other comprehensive loss          (1,924)        (1,574)
                                               -------        -------
                                                69,629         67,738
                                               -------        -------

                                              $121,833       $125,683
                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

                                                 Three Months Ended
                                              March 31,        April 1,
                                                2001             2000
                                             ----------      ----------
Net sales                                     $25,360          $26,134
Cost of sales                                   9,097            9,011
                                              -------          -------
  Gross profit                                 16,263           17,123

Operating expenses:
  Selling & marketing                           5,914            5,322
  General & administrative                      3,333            3,770
  Research, development & engineering           4,172            2,772
                                               ------           ------
                                               13,419           11,864
                                               ------           ------
  Operating income                              2,844            5,259

Other income                                      373              233
                                               ------           ------
  Income before income taxes                    3,217            5,492

Income taxes                                      788            1,936
                                               ------           ------
    NET INCOME                                 $2,429           $3,556
                                               ======           ======

Earnings per share:

  Basic                                          $.11             $.17
                                                 ====             ====
  Diluted                                        $.11             $.17
                                                 ====             ====

Cash dividends per share                        $.025            $.025
                                                =====            =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                  Three Months Ended
                                               March 31,       April 1,
                                                  2001           2000
                                              -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES            $ (1,229)       $ 7,093

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments               5,500          2,000
  Proceeds from maturities of investments            -              211
  Purchases of investments                        (1,205)        (1,250)
  Capital expenditures                              (906)          (713)
  Purchases of other assets                         (391)          (385)
  Increase in cash value of life insurance        (3,145)        (3,477)
  Other investing activities                          18             18
                                                  -------        -------
    Net cash and cash equivalents
      used for investing activities                 (129)        (3,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                    (533)          (531)
  Issuance of common stock                           345            146
                                                  -------        -------
    Net cash and cash equivalents
      used for financing activities                 (188)          (385)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                              (279)          (775)
                                                  -------        -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (1,825)         2,337

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                         18,595          6,898
                                                  ------         ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER      $16,770         $9,235
                                                 =======         ======

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 2000 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and April 1, 2000. All such adjustments are of a normal and recurring nature.

NOTE 2--SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered to be available-for-sale and are classified as current assets. The carrying amount of the Company's investments is shown in the table below:

                           March 31, 2001    December 30, 2000
                                   Market               Market
                            Cost    Value       Cost     Value
                           -----------------------------------
                                     (in thousands)
Investments
  U.S. federal agency
    obligations            $1,000  $1,000      $1,000  $  979
  State and municipal
    securities              3,322   3,321       7,616   7,615
  Mutual funds              1,530   1,183       1,530   1,361
  Corporate bonds           1,680   1,645       1,680   1,611
  Preferred stocks          1,117     916       1,117     903
                           ----------------------------------
                            8,649   8,065      12,943  12,469
  Allowance for
    unrealized losses        (584)    -          (474)    -
                           ----------------------------------

Total                      $8,065  $8,065     $12,469 $12,469
                           ===================================

Maturities of short-term investments at March 31,2001 were as follows:

                                            Market
                           Cost             Value
                          ========================
Due within one year         $  567          $  565
Due after one year through
  five years                   160             161
Due after five years         5,275           5,240
No set maturity              2,647           2,099
                           -----------------------
                            $8,649          $8,065
                           =======================

NOTE 3--INVENTORIES

Inventories consisted of the following:
(in thousands)

                                          March 31,    December 30,
                                            2001           2000
                                        -----------    -----------
     Raw materials                        $ 6,591        $ 7,024
     Work in process                        4,369          4,903
     Finished goods                         5,585          3,873
                                        -----------    -----------
                                          $15,545        $15,800
                                        ===========    ===========

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2001 and 2000 respectively, is $4.6 million related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. No such write downs occurred in 2001 or 2000.

NOTE 5--EARNINGS PER SHARE

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

                                                  Three Months Ended
                                               March 31,       April 1,
(in thousands, except for share and              2001           2000
  per share data)                             ----------     ----------
 Numerators:
   Net income numerators for
     both basic and diluted EPS                   $2,429         $3,556
                                              ==========     ==========
 Denominators:
   Denominators for basic EPS; weighted
     average common shares outstanding        21,361,835     20,996,842
   Potentially dilutive shares-
     Shares subject to redemption agreements     298,589         17,780
     Stock options                                32,586         17,337
                                              ----------     ----------
   Denominators for diluted EPS               21,693,010     21,031,959
                                              ==========    ===========

Certain shares subject to redemption agreements (see Note 5) were considered dilutive. Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 1,065,800 and $10.12 - $19.50 in 2001, and 985,500 and $7.03 - $19.52 in 2000.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 6--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income was $2,079,000 for the quarter ended March 31, 2001 and $3,414,000 for the quarter ended April 1, 2000.

NOTE 7--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.54 million shares, or 21.3 percent, of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The cost of the repurchase agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders= estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse. The discounted price may not be less than $10 per share or more than $25 per share.

The shares subject to the agreements have been reclassified on the balance sheet to a temporary equity account. The reclassification of $45.4 million was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company=s common stock, after applying the 10 percent discount, for the ninety trading days preceding March 31, 2001 was less than $10.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and earnings during the periods included in the condensed consolidated financial statements.

Net Sales:

Sales in the first quarter of 2001 were $25.4 million a 3.0 percent decrease as compared to the first quarter of 2000. Lower demand in the coatings industry, as well as the slowing economy in North America were the primary causes of this decrease. Increases were recorded in the printing, imaging and Labsphere units. The Company also posted increases in Europe and Asia. Sales from the Coherix and Optronik businesses which were acquired after April 2000 (see Acquisitions and Investments) had a nominal impact on consolidated sales in 2001.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 64.1 percent for the first quarter of 2001, compared to 65.5 percent for the first quarter of 2000. The decrease was primarily attributable to lower foreign currency exchange rates and decreased sales volumes.

Operating Expenses:

Selling and marketing expenses for the quarter were $5.9 million, an 11.1 percent increase over the first quarter of 2000. This increase was due to expanded sales and marketing efforts outside of North America, new products marketing and costs associated with the Coherix and Optronik businesses.

General and administrative expenses decreased 11.6 percent as compared to the first quarter of 2000. A reduction in outside services and non income based taxes were the principal reasons for the decline.

Research, development and engineering (RD&E) expenses in the first quarter were $4.2 million, a 50.5 percent increase over the first quarter of 2000. This increase was attributable to costs related to the RD&E functions at the Coherix and Optronik businesses, as well as an increase in new product development activities.

Other Income:

Other income consists of investment income and gains and losses from foreign exchange.

Income Taxes:

The provision for income taxes reflected effective tax rates of 24.5 and 35.3 percent for 2001 and 2000 respectively, compared to the U.S. statutory rate of 35 percent. The 2001 rate benefited from the execution of certain international tax strategies. The Company anticipates that the effective rate will remain consistent with the first quarter for the remainder of 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


Net Income:

The Company recorded net income of $2.4 million for the first three months of 2001 compared to $3.6 million in the same period of 2000, a decrease of 33.3 percent. On a per share basis, first quarter net income was $.11 in 2001 and $.17 in 2000.

The average number of common and common equivalent shares outstanding was higher in 2001 due to a lower average market price during the quarter for the Company' s stock, which increased the dilutive effect of the common stock equivalents and the release into the market of shares of common stock previously held in escrow.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2001 the Company had cash and cash equivalents of $16.8 million. Cash used by operating activities in the first quarter of 2001 totaled $1.2 million. The primary source of cash was net income earned during the period. Included in net income were certain accounting charges that did not require the use of cash. The largest non-cash accounting charges, which totaled $1.5 million, were depreciation and amortization.

The most significant investing activity during the first three months of 2001 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of
4.54 million shares, or 21.3 percent, of the Company=s outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in the first quarter, approximately $3.1 million represented cash surrender value and has been recorded as a noncurrent asset on the Company=s balance sheet.

Capital expenditures in the first three months of 2001 totaled $.9 million and consisted mainly of building improvements and machinery and equipment. X-Rite currently anticipates capital expenditures for the remainder of 2001 will be approximately $4.0 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $533,000 were paid during the first quarter which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


ACQUISITIONS AND INVESTMENTS

In 2000, the Company purchased substantially all of the assets of Optronik GmbH. Based in Berlin, Germany, Optronik is a leading provider of color and light measurement instrumentation and software. Focused primarily on on-line color and light measurement for web based processes, its non-contact measurement technologies are an extension of X-Rite's current capabilities. The Berlin location gives X-Rite its first research, development and manufacturing capabilities in Europe.

Also during 2000 the Company purchased substantially all of the assets of the HoloVision Products Group of Veridian-ERIM International. These assets were purchased by a newly formed subsidiary of X-Rite named Coherix Corporation (formerly known as HoloVision Acquisition Company). The products of Coherix use tunable laser technology to accurately map the surface of physical objects for a variety of industrial applications. Currently the technology is used to provide noncontact measurement applications requiring a three dimensional perspective. The measurement of shape complements the traditional X-Rite technologies of color and light measurement. The ability to provide high resolution, non contact, spatial measurement will elevate X-Rite's exposure to many dynamic markets, such as electronic components, micromachines, telecommunications and biomedicine. Coherix is located in Ann Arbor, Michigan, but will also be conducting research, development and manufacturing at the X-Rite headquarters in Grandville, Michigan.

XR Ventures, LLC is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage X-Rite's holdings in start up companies in high technology fields. General partners in the group include Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current X-Rite technologies, or technologies that we are interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At March 31, 2001 and December 30, 2000 respectively, the fund held minority positions in seven companies, with a total investment of approximately $4.6 million.

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as "anticipates," "believes, " "estimates," "expects," "likely," "plans," "projects," "should," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


such forward looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward looking statements include, but are not limited to statements concerning liquidity, capital resource needs, tax rates, dividends and potential new markets.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   See Exhibit Index on Page 15 of this Form 10-Q report.

         (b) Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001 filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference)




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    May 14, 2001        /s/ Rich Cook
                                        Rich Cook
                                        President, and Chief
                                        Executive Officer



                    May 14, 2001        /s/ Duane F. Kluting
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)

   3(f) Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

  99 Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001 filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference)