Form 10-Q
period 2001-06-30
X RITE INC
filed 2001-08-14
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               ---------------------
                                       OR
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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at July 31, 2001 was 21,477,536 shares.

                            Exhibit Index on page 17.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                               June 30,     December 30,
                                                 2001           2000
                                             -----------    -----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $  7,225         $ 18,595
  Short-term investments                        17,358           12,469
  Accounts receivable, less allowances of
   $1,589 in 2001 and $1,149 in 2000            17,489           19,463
  Inventories                                   15,805           15,800
  Deferred taxes                                 4,175            6,503
  Prepaid expenses and other current assets      5,043            1,427
                                              --------         --------
      Total current assets                      67,095           74,257


PROPERTY AND EQUIPMENT, at cost                 49,394           46,912
  Less accumulated depreciation                (26,889)         (25,046)
                                              --------         --------
                                                22,505           21,866

OTHER ASSETS:
  Costs in excess of net assets acquired         9,998           10,604
  Cash surrender values - founders policies     13,331            9,918
  Other investments                              6,685            4,610
  Other noncurrent assets                        4,303            4,428
                                              --------         --------
                                                34,317           29,560
                                              --------         --------

                                              $123,917         $125,683
                                              ========         ========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

(in thousands)

                                               June 30,    December 30,
                                                 2001          2000
                                             -----------   ------------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                             $  2,701       $  2,456
  Accrued liabilities--
    Payroll and employee benefits                 1,897          2,603
    Income taxes                                      -          5,063
    Other accrued liabilities                     3,013          2,423
                                               --------       --------
      Total current liabilities                   7,611         12,545



TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
   agreements; 4,540,000 shares issued
   and outstanding in 2001 and 2000              45,400         45,400


PERMANENT SHAREHOLDERS' INVESTMENT:
  Common stock                                    1,687          1,680
  Additional paid-in capital                      6,456          5,993
  Retained earnings                              64,754         61,639
  Accumulated other comprehensive loss           (1,991)        (1,574)
                                               --------       --------
                                                 70,906         67,738
                                               --------       --------

                                               $123,917       $125,683
                                               ========       ========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)

                             Three Months Ended        Six Months Ended
                            June 30,     July 1,      June 30,    July 1,
                             2001         2000         2001        2000
                            -------      -------      -------     -------
Net sales                   $24,429      $26,232      $49,789     $52,366
Cost of sales                 8,981        9,476       18,078      18,487
                            -------      -------      -------     -------
  Gross profit               15,448       16,756       31,711      33,879

Operating expenses:
 Selling & marketing          5,818        5,700       11,732      11,022
 General & administrative     3,613        3,165        6,946       6,935
 Research, development &
   engineering                4,090        2,676        8,262       5,448
                            -------      -------      -------     -------
                             13,521       11,541       26,940      23,405
                            -------      -------      -------     -------

 Operating income             1,927        5,215        4,771      10,474

Other income                    398          369          771         602
                            -------      -------      -------     -------
 Income before
   income taxes               2,325        5,584        5,542      11,076

Income taxes                    570        1,968        1,358       3,904
                            -------      -------      -------     -------

  NET INCOME                $ 1,755      $ 3,616      $ 4,184     $ 7,172
                            =======      =======      =======     =======

Earnings per share:
  Basic                        $.08         $.17         $.20        $.34
                               ====         ====         ====        ====
  Diluted                      $.08         $.17         $.19        $.34
                               ====         ====         ====        ====

Cash dividends per share      $.025        $.025        $.050       $.050
                              =====        =====        =====       =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                   Six Months Ended
                                                 June 30,       July 1,
                                                  2001          2000
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES             $ 2,903       $12,011

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments               6,660         2,000
  Proceeds from maturities of investments              -         1,196
  Purchases of investments                       (11,605)       (3,542)
  Capital expenditures                            (2,801)       (2,156)
  Purchases of other assets                         (777)         (813)
  Increase in other investments                   (2,075)            -
  Increase in cash value of life insurance        (3,413)       (3,487)
  Other investing activities                          45            40
                                               ----------    ----------
    Net cash and cash equivalents
      used for investing activities              (13,966)       (6,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                  (1,068)       (1,063)
  Issuance of common stock                           470           212
                                               ----------    ----------
    Net cash and cash equivalents
      used for financing activities                 (598)         (851)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                               291          (812)
                                               ----------    ----------
NET INCREASE(DECREASE)IN CASH
  AND CASH EQUIVALENTS                           (11,370)        3,586

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                         18,595         6,898
                                               ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER       $7,225       $10,484
                                               ==========    ==========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated ("X-Rite" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite's 2000 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and July 1, 2000. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2--SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive income(loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered to be available-for-sale and are classified as current assets. The carrying amount of the Company's investments is shown in the table below:

                               June 30, 2001          December 30, 2000
                                       Market                    Market
                            Cost       Value          Cost       Value
                           --------------------------------------------
                                          (in thousands)
Investments
  U.S. federal agency
    obligations           $ 2,200     $ 2,194        $1,000      $  979
  State and municipal
    securities             11,520      11,520         7,616       7,615
  Mutual funds              1,530       1,242         1,530       1,361
  Corporate bonds           1,520       1,482         1,680       1,611
  Preferred stocks          1,117         920         1,117         903
                           --------------------------------------------
                           17,887      17,358        12,943      12,469

  Unrealized losses          (529)          -          (474)          -
                           --------------------------------------------

Total                     $17,358     $17,358       $12,469     $12,469
                          =============================================

Maturities of short-term investments at June 30,2001 were as follows:

                                                    Market
                                     Cost           Value
                                  ------------------------
Due within one year                $ 1,565         $ 1,565
Due after one year through
  five years                         1,200           1,198
Due after five years                12,475          12,433
No set maturity                      2,647           2,162
                                   -----------------------
                                   $17,887         $17,358
                                   =======================

NOTE 3--INVENTORIES

Inventories consisted of the following:
 (in thousands)

                                          June 30,     December 30,
                                            2001           2000
                                         ---------     ------------
     Raw materials                         $ 5,988          $ 7,024
     Work in process                         5,388            4,903
     Finished goods                          4,429            3,873
                                        ----------     ------------
                                           $15,805          $15,800
                                        ==========     ============

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 4--INVESTMENTS CARRIED AT COST

Included in other investments at June 30, 2001 and December 30, 2000 respectively, is $6.7 and $4.6 million related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. No such write downs occurred in 2001 or 2000.

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized, however tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2002. Pretax amortization of goodwill for the six months ended June 30, 2001, was $.4 million. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements.

NOTE 6--EARNINGS PER SHARE

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

X-RITE, INCORPORATED AND SUBSIDIARIES

Note 6--EARNIGS PER SHARE--continued
 (in thousands except for share
   and per share data)

                               Three Months Ended            Six Months Ended
                              June 30,        July 1,       June 30,      July 1,
                                2001           2000          2001          2000
                            ----------     ----------     ----------    ----------
Numerators:
 Net income numerators
  for both basic and
  diluted EPS                   $1,755         $3,616         $4,184        $7,172
                            ==========     ==========     ==========    ==========
Denominators:
  Denominators for basic

 EPS; weighted average
   common shares
   outstanding              21,403,265     21,026,639     21,382,550    21,011,741
  Potentially
   dilutive shares-
    Shares subject to
     redemption agreements     278,778             -         288,683         8,890
    Stock options               57,938         73,153         45,262        45,245
                            ----------     ----------     ----------    ----------
    Denominators for
     diluted EPS            21,739,981     21,099,792     21,716,495    21,065,876
                            ==========     ==========     ==========    ==========

Certain shares subject to redemption agreements (see Note 8) were considered dilutive. Certain exercisable stock options were not included in the calculation of diluted EPS because option prices were greater than the average market prices for the periods presented. The number of stock options not included in the calculation of diluted EPS and the range of exercise prices was 1,065,800 and $10.13 - $19.50 in 2001, and 967,500 and $10.13 - $19.52 in 2000.

NOTE 7--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation adjustments and unrealized losses on short term investments. Comprehensive income was $1,688,000 and $3,767,000 for the three and six month periods ended June 30, 2001; and $3,295,000 and $6,709,000 for the three and six month periods ended July 1, 2000.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 8--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

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

The shares subject to the agreements have been reclassified on the balance sheet to a temporary equity account. The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding June 30, 2001 was less than $10.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and earnings during the periods included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Sales:

X-Rite recorded decreased sales for both the second quarter and year to date as compared to 2000. Year to date sales were $49.8 million, compared to $52.4 million in 2000, a decrease of 5.0 percent. Second quarter sales of $24.4 million was a decrease of 6.9 percent as compared to the second quarter of 2000. The decreased revenues can be attributed primarily to a softening in the Coatings markets. Lower demand in both the retail and automotive lines in North America have caused this unit to experience a 27.7 percent decrease in sales on a year to date basis as compared to 2000. Printing and Imaging sales have been flat in 2001, while Labsphere sales increased 14.9 percent over the same period in 2000. Geographically, the Company continues to experience sluggish markets in North America and to a lesser extent in Europe. The Asia Pacific region has continued to grow for the Company. On a year to date basis sales in this region increased 16.1 percent as compared to the same period in 2000. Sales from the coherix and Optronik businesses which were acquired after June 2000 (see Acquisitions and Investments) had a nominal impact on sales in 2001.

Cost of Sales and Gross Profit:

Gross profit margins decreased between the periods being reported. In 2001, gross profit margins were 63.2 percent for the for the quarter and 63.7 percent year to date, compared to 63.9 percent for the quarter 64.7 percent year to date in 2000. Decreased sales volumes, changes in product mix and lower foreign currency exchange rates were the principal factors in the declines.


Operating Expenses:

Selling and marketing expenses increased 6.4 percent and 2.1 percent on a year to date and quarterly basis respectively. These increases were attributable to expenses incurred in the coherix and Optronik businesses, expanded sales and marketing efforts outside of North America and new product marketing costs. New offices have been opened in China and Italy during 2001.

General and administrative ("G&A") expenses were essentially the same on a year to date basis as 2000. On a quarterly basis the second quarter of 2001 was 14.5 percent higher than 2000. The quarterly increase reflects administrative costs associated with the coherix and Optronik businesses and costs of establishing new offices.

Continued emphasis on new product development, as well as costs associated with the coherix and Optronik research efforts has caused research, development and engineering (RD&E) expenses to increase significantly. On

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

RESULTS OF OPERATIONS, continued

a year to date basis RD&E expenses were $8.3 million, compared to $5.4 million in 2000, a 53.7 percent increase. The quarter over quarter comparison between 2001 and 2000 had approximately the same percentage increase.

Other Income:

Other income consists of investment income and gains and losses from foreign exchange.

Income Taxes:

The provision for income taxes reflected effective tax rates of 24.5 and 35.3 percent for 2001 and 2000 respectively, compared to the U.S. statutory rate of 35 percent. The 2001 rate benefited from the execution of certain international tax strategies. The Company anticipates that the effective tax rate will remain consistent for the remainder of 2001.

Net Income:

The Company recorded net income of $1,755,000 for the three months ended June 30, 2001 compared to $3,616,000 in the same period of 2000. On a per share basis, second quarter net income, diluted, was $.08 in 2001 compared to $.17 in 2000. For the first six months of 2001, net income was $4,184,000, or $.19 per share diluted, compared to $7,172,000, or $.34 per share in 2000. The average number of common and common equivalent shares outstanding was higher in 2001 due to an increase in the dilutive effect of shares subject to redemption.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations during the first six months of 2001 was $2.9 million. Net income was the largest component of cash provided by operations. Included in net income are certain recurring accounting charges that do not require the use of cash. The largest non-cash accounting charges, which totaled $3.0 million, were depreciation and amortization.

Following short-term investment transactions, the most significant investing activity during the first six months of 2000 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or 21.3 percent, of the Company's outstanding stock. The st ock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in 2001 approximately $3.4 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Capital expenditures in the first six months of 2001 totaled $2.8 million and consisted primarily of building improvements, machinery and equipment. The Company currently anticipates capital expenditures for the remainder of 2001 will be approximately $1.2 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.1 million were paid during the first half of 2001 which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

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

XR Ventures, LLC is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage X-Rite's holdings in start up companies in high technology fields. The members in the group include Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current X-Rite technologies, or technologies that we are interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At June 30, 2001 and December 30, 2000, the fund held minority positions in ten and seven companies, with a total investments of approximately $6.7 and $4.6 million respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as "anticipates," "believes, " "estimates," "expects," "likely," "plans," "projects," "should," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward looking statements include, but are not limited to statements concerning liquidity, capital resource needs, tax rates, dividends and potential new markets.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 17 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    X-RITE, INCORPORATED



                    August 14, 2001     /s/ Richard E. Cook
                                        Richard E. Cook
                                        Chief Executive Officer



                    August 14, 2001     /s/ Duane F. Kluting
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

   3(c) Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

   3(d) Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   3(e) Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)

   3(f) Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

    99 Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001 (filed as exhibit to form 8-K (Commission File No. 0-14800) and incorporated herein by reference)

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------


Material contracts or compensation plans with or relating to executive officers, directors or related parties.

10(i) Employment Agreement dated June 12, 2001 between the registrant and Michael C. Ferrara

                              EMPLOYMENT AGREEMENT


     This is an agreement dated June 12, 2001 ("Agreement"), between X-RITE, INCORPORATED, 3100 44th Street, S.W., Grandville, Michigan 49418 ("X-Rite"), and MICHAEL C. FERRARA, 230 Beacon Street, Apt. 9, Boston, Massachusetts 02116 ("Executive").


IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED HEREIN, THE PARTIES AGREE:

     1. Employment. X-Rite hereby employs Executive, and Executive hereby accepts employment, on the terms and subject to the conditions set forth herein.

     2. Term of Agreement. The initial term of this Agreement shall commence July 9, 2001, and extend through June 30, 2004. After expiration of this initial term, Executive's employment shall be annually renewed under the terms of Paragraph 6 of this Agreement, unless and until terminated pursuant to Paragraph 7 of this Agreement.

     3. Compensation. During Executive's employment under this Agreement, Executive shall be paid an annual salary, annual bonuses, and other fringe benefits, as determined from time to time by the Board of Directors of X-Rite or a committee thereof, subject to the following:

          a. Salary. During 2001, Executive's salary hereunder shall be $267,500 on an annualized basis. Salary shall be paid periodically in accordance with X-Rite's normal payroll practices.

          b. Bonus. Executive will be entitled to participate in any bonus or other incentive compensation program now or hereafter applicable to X-Rite's executives; provided, however, that Executive's bonus for fiscal 2001 shall be $66,875.

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

          f. Stock Options. Executive will be entitled to participate in any stock option incentive program now or hereafter applicable to X-Rite's executives; provided, however, that Executive's stock options for fiscal 2001 shall be for 17,500 shares at a strike price equal to the closing price for the Company's common stock on the day before the commencement of the initial term of this Agreement.

     4. Duties. Executive shall be employed as President and Chief Operating Officer of X-Rite, with duties and responsibilities consistent with that office. During the period of his employment by X-Rite, Executive shall devote substantially his entire business time and energy to the business and affairs of X-Rite and will use his best efforts to perform his duties as an executive of X-Rite.

     5. Loyalty and Confidentiality. Executive agrees that during his employment he will not, without the prior approval of the Board of Directors of X-Rite, either for himself or on behalf of any other person, firm or corporation, directly or indirectly divert or attempt to divert from X-Rite any business opportunity or business whatsoever, or attempt to negatively influence any X-Rite customers or potential X-Rite customers with whom Executive may have dealings. In addition, Executive agrees to enter into the X-Rite Confidential and Proprietary Information Agreement as of the date hereof.

     6. Renewal. At the end of the initial period of employment provided in Paragraph 2 of this Agreement, such period of employment shall be automatically extended for regular periods of one year each (commencing at the end of the previous period whether it be the initial period or one of the one-year extension periods) unless either X-Rite or Executive shall notify the other in writing no later than 90 days prior to the end of the period then current (whether it is the initial period or one of the extension periods) that it or he does not choose to extend this period of employment.

     7. Termination. Notwithstanding the terms of Paragraphs 2 and 6 of this Agreement, Executive's employment may be terminated as follows:

          a. Death. If Executive, while in the employ of X-Rite, shall die prior to the expiration of the term of employment, this Agreement shall terminate upon Executive's death.

          b. Disability. For purposes of this Agreement, "Disability" means a physical or mental infirmity which impairs Executive's ability to perform his duties under this Agreement which continues for a period of at least
     180 consecutive days. In the event of Executive's Disability, this Agreement may be terminated as of the end of such 180 days by X-Rite. Any determination as to whether Executive is disabled shall be made by a licensed physician selected by agreement of X-Rite and Executive or, if they cannot agree upon a physician, then by a majority of a panel of three licensed physicians, one selected by X-Rite, one selected by Executive, and the third selected by the first two.

          c. Termination for Cause. X-Rite shall have the right to terminate Executive's employment for "Cause." For purposes of this agreement, "Cause" shall be limited to the Executive:

               (i) engaging in conduct involving dishonesty or fraud or being convicted of a crime involving moral turpitude;

               (ii) intentionally engaging in conduct which is materially injurious to the Company, monetarily or otherwise;

               (iii) failing to perform assigned duties consistent with Paragraph 4 above (other than any failure resulting from an illness or other similar incapacity or disability), or to comply with policies applicable to all X-Rite executives, after a demand for performance or compliance is made in writing to Executive which specifically identifies the manner in which it is alleged that the Executive has not substantially performed or complied, and, provided, that Executive has not, in the reasonable judgment of X-Rite, cured the failure described in the notice within 90 days of such notice.

          d. Termination by Executive for Good Reason. Executive shall have the right to terminate his employment with X-Rite for "Good Reason" by providing written notice of the termination to X-Rite within 30 days of the occurrence of any of the following. For purposes of the Agreement, "Good Reason" shall mean the occurrence of:

               (i) without Executive's express written consent, the assignment to Executive of duties materially inconsistent with Executive's position, duties, responsibilities and status with X-Rite;

               (ii) a reduction by X-Rite in Executive's monthly salary as in effect on the date of this Agreement;

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

     8. Severance Pay.

          a. Severance Pay After Change In Control. Executive and X-Rite shall enter into the Employment Arrangement Effective Upon a Change in Control as of the date hereof.

          b. Severance Pay After Termination By Notice or For "Good Reason." If Executive's employment shall be terminated by X-Rite by written notice under Subparagraph 7(e) of this Agreement or by the provision of 90 days written notice by X-Rite of intent not to renew Executive's employment under Paragraph 6 of this Agreement, or if Executive's employment is terminated by Executive under Subparagraph 7(d) of this Agreement, Executive shall be entitled to receive Severance Pay for the period specified in Subparagraph 8(e) below. Such Severance Pay shall be X-Rite's only obligation for payment upon Executive's termination, other than accrued compensation already earned by Executive.

          c. Severance Pay After Termination For Cause. If Executive's employment shall be terminated on account of death, disability, or cause, or by the Executive by written notice under Subparagraph 7(e), then X-Rite shall have no severance pay obligations to Executive under this Agreement.

          d. Description of Severance Pay. Severance Pay shall be the monthly severance payments equal to Executive's monthly salary for the last full month immediately preceding his termination, and medical and dental benefits as described in Subparagraph 3(c) for a number of months equal to the number of months of Severance Pay.

          e. Severance Payment. Severance Pay shall be payable for that number of whole months listed below based on the date of termination provided as follows:

                                                                   Months of
     Date of Termination                                       Severance Payment
     -------------------                                       -----------------
     Prior to June 30, 2002                                           12
     After June 30, 2002, but prior to June 30, 2003                   9
     After June 30, 2003                                               6

     Should X-Rite appoint a Chief Executive Officer other than Richard E. Cook or Executive, and Executive remains in the employ of X-Rite for six months after such Chief Executive Officer begins employment with X-Rite, Executive shall be entitled to six months Severance Pay if he terminates this Agreement, prior to any other termination, by written notice under Subparagraph 7(e) within 30 days after such one year period, notwithstanding Subparagraph 8(c). This provision for Severance Pay shall only apply if no other Severance Pay is payable under this Agreement.

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

     9. Covenant Not to Compete. Executive agrees that during his employment pursuant to this Agreement and for a period of two years thereafter, Executive shall not: (i) participate directly or indirectly, in the ownership, management, financing or control of any business which is, or is about to become, a competitor of X-Rite or its subsidiaries; (ii) provide consulting services or serve as an officer or director for any such business; or (iii) solicit, encourage or facilitate employees of X-Rite to terminate their employment with X-Rite in favor of any other employer. Executive is not prohibited by this Paragraph 9, however, from owning stock of any corporation whose shares are publicly traded so long as that ownership is in no case more than five percent (5%) of such shares of the corporation.

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

     12. Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by the Executive and his heirs and personal representatives. If Executive should die while any amount would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the beneficiary designated by Executive in a writing delivered to X-Rite, or if there be no such designated beneficiary, to his estate.

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

     16. Arbitration. Except for matters arising pursuant to Paragraph 9 of this Agreement, any dispute between the parties with respect to this Agreement shall be resolved exclusively by arbitration in accordance with the rules for commercial arbitration promulgated by the American Arbitration Association. The arbitration shall be conducted in Grand Rapids, Michigan and the award shall be final and binding upon the parties and enforceable in any court of competent jurisdiction.

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

                                                     X-RITE, INCORPORATED



                                                     By /s/ Richard E. Cook
                                                        Richard E. Cook
                                                        CEO and President


                                                     /s/ Michael C. Ferrara
                                                     Michael C. Ferrara


578296v5