Form 10-Q
period 2001-09-29
X RITE INC
filed 2001-11-14
CIK 790818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 29, 2001

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

The number of shares outstanding of registrant's common stock, par value $.10 per share, at November 1, 2001 was 21,299,597 shares.

                                                       Exhibit Index on page 17.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                             September 29,  December 30,
                                                 2001           2000
                                             ------------   -----------
                                              (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  7,486      $ 18,595
  Short-term investments                          18,706        12,469
  Accounts receivable, less allowances of
    $1,317 in 2001 and $1,149 in 2000             13,640        19,463
  Inventories                                     15,721        15,800
  Deferred taxes                                   3,011         6,503
  Prepaid expenses and other current assets        7,072         1,427
                                                --------      --------
      Total current assets                        65,636        74,257


PROPERTY AND EQUIPMENT, at cost                   50,698        46,912
  Less accumulated depreciation                  (27,964)      (25,046)
                                                --------      --------
                                                  22,734        21,866

OTHER ASSETS:
  Cash surrender values - founders policies       12,932         9,918
  Costs in excess of net assets acquired           9,850        10,604
  Other investments                                8,635         4,610
  Other noncurrent assets                          4,241         4,428
                                                --------      --------
                                                  35,658        29,560
                                                --------      --------

                                                $124,028      $125,683
                                                ========      ========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

(in thousands)

                                             September 29,  December 30,
                                                 2001           2000
                                             ------------   -----------
                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                              $  1,960      $  2,456
  Accrued liabilities--
    Payroll and employee benefits                  1,891         2,603
    Income taxes                                     -           5,063
    Other accrued liabilities                      3,449         2,423
                                                --------      --------
      Total current liabilities                    7,300        12,545


TEMPORARY SHAREHOLDERS' INVESTMENT:
  Value of shares subject to redemption
    agreements; 4,540,000 shares issued
    and outstanding in 2001 and 2000              45,400        45,400


PERMANENT SHAREHOLDERS' INVESTMENT:
  Common stock                                     1,693         1,680
  Additional paid-in capital                       7,001         5,993
  Retained earnings                               64,621        61,639
  Accumulated other comprehensive loss            (1,547)       (1,574)
  Stock conversion program                          (440)          -
                                                --------      --------
                                                  71,328        67,738
                                                --------      --------

                                                $124,028      $125,683
                                                ========      ========

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except per share data)


                                        Three Months Ended            Nine Months Ended
                                    September 29, September 30,   September 29, September 30,
                                        2001          2000            2001          2000
                                    ------------  ------------    ------------  ------------
Net sales                               $21,739       $23,087         $71,528       $75,453
Cost of sales                             8,160         8,468          26,238        26,955
                                        -------       -------         -------       -------
  Gross profit                           13,579        14,619          45,290        48,498

Operating expenses:
  Selling & marketing                     5,871         5,055          17,603        16,077
  General & administrative                4,218         4,004          11,358        10,939
  Research, development &
    engineering                           3,827         2,624          11,895         8,072
  Restructuring charges                     862           -               862           -
                                        -------       -------         -------       -------
                                         14,778        11,683          41,718        35,088
                                        -------       -------         -------       -------

  Operating income (loss)                (1,199)        2,936           3,572        13,410

Other income (expense)                      245           (59)          1,016           543
                                        -------       -------         -------       -------
  Income (loss) before
    income taxes                           (954)        2,877           4,588        13,953

Income taxes                             (1,358)        1,014             -           4,918
                                        -------       -------         -------       -------

  NET INCOME                            $   404       $ 1,863         $ 4,588       $ 9,035
                                        =======       =======         =======       =======

Earnings per share:

  Basic                                    $.02          $.09            $.21          $.43
                                           ====          ====            ====          ====
  Diluted                                  $.02          $.09            $.21          $.43
                                           ====          ====            ====          ====

Cash dividends per share                  $.025         $.025           $.075         $.075
                                          =====         =====           =====         =====

See accompanying notes to condensed consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                    Nine Months Ended
                                              September 29,   September 30,
                                                  2001            2000
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES              $ 7,934         $13,842

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments               10,620           6,000
  Proceeds from maturities of investments             530           1,446
  Purchases of investments                        (17,525)         (4,342)
  Capital expenditures                             (4,000)         (2,859)
  Acquisitions, net of cash                           -            (4,489)
  Purchases of other assets                        (1,143)         (1,206)
  Increase in other investments                    (4,025)            -
  Increase in cash value of life insurance         (3,014)         (3,488)
  Other investing activities                           51              44
                                                  -------         -------
    Net cash and cash equivalents
      used for investing activities               (18,506)         (8,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                   (1,605)         (1,597)
  Issuance of common stock                            549             413
  Repurchase of common stock                          (54)            -
  Other financing activities                          -             1,015
                                                  -------         -------
    Net cash and cash equivalents
      used for financing activities                (1,110)           (169)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                573          (1,565)
                                                  -------         -------
NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS                            (11,109)          3,214

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                          18,595           6,898
                                                  -------         -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER       $ 7,486         $10,112
                                                  =======         =======

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 2001 and the results of its operations and its cash flows for the three and nine month periods ended September 29, 2001 and September 30, 2000. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 2--SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short-term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as other comprehensive income (loss) in permanent shareholders' investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 2--SHORT-TERM INVESTMENTS--continued

The carrying value of the Company's investments were as follows (in thousands):

                                    September 29, 2001    December 30, 2000
                                                Market               Market
                                      Cost      Value       Cost     Value
                                    -------    -------    -------   -------
Investments:
  U.S. federal agency obligations   $ 3,770    $ 3,794    $ 1,000   $   979
  State and municipal securities     11,080     11,080      7,616     7,615
  Mutual funds                        1,530      1,054      1,530     1,361
  Corporate bonds                     1,520      1,528      1,680     1,611
  Preferred stocks                    1,417      1,250      1,117       903
                                    -------    -------    -------   -------
                                     19,317     18,706     12,943    12,469
Unrealized losses                      (611)       -         (474)      -
                                    -------    -------    -------   -------
  Totals                            $18,706    $18,706    $12,469   $12,469
                                    =======    =======    =======   =======

Maturities of short-term investments at September 29, 2001 were as follows (in thousands):

                                                           Market
                                                 Cost      Value
                                               -------    -------
Due within one year                            $   200    $   200
Due after one year through five years            2,871      2,891
Due after five years                            12,800     12,811
No set maturity                                  3,446      2,804
                                               -------    -------
                                               $19,317    $18,706
                                               =======    =======

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 3--INVENTORIES

Inventories consisted of the following (in thousands):

                                      September 30,     December 30,
                                          2001              2000
                                      ------------      -----------
     Raw materials                       $ 6,157          $ 7,024
     Work in process                       6,063            4,903
     Finished goods                        3,501            3,873
                                         -------          -------
                                         $15,721          $15,800
                                         =======          =======

NOTE 4--INVESTMENTS CARRIED AT COST

Included in other investments at September 29, 2001 and December 30, 2000 respectively, was $8.6 and $4.6 million related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. No such write downs occurred in 2001 or 2000.


NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized, however, tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2002. Pretax amortization of goodwill for the nine months ended September 29, 2001, was $.6 million. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

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

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

                              Three Months Ended       Nine Months Ended
                             Sept. 29,   Sept. 30,    Sept. 29,   Sept. 30,
                               2001        2000         2001        2000
                            ----------  ----------   ----------  ----------
Numerators:
 Net income numerators
  (in thousands) for both
  basic and diluted EPS           $404      $1,863       $4,588      $9,035
                                  ====      ======       ======      ======
Denominators:
  Denominators for basic
   EPS; weighted average
   common shares
   outstanding              21,477,515  21,327,051   21,414,205  21,116,844
  Potentially
   dilutive shares-
    Shares subject to
     redemption agreements     357,931      78,009      311,766      31,929
    Stock options               73,751      60,583       54,758      50,358
                            ----------  ----------   ----------  ----------
    Denominators for
     diluted EPS            21,909,197  21,465,643   21,780,729  21,199,131
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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTE 7--COMPREHENSIVE INCOME

Comprehensive income consisted of net income, foreign currency translation adjustments and unrealized losses on short-term investments. Comprehensive income was $781,000 and $4,615,000 for the three and nine-month periods ended September 29, 2001; and $1,381,000 and $8,089,000 for the three and nine-month periods ended September 30, 2000.


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

The shares subject to the agreements have been reclassified on the balance sheet to a temporary equity account. The reclassification of $45,400,000 was determined by multiplying the applicable shares by the minimum redemption price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding September 29, 2001 was less than $10.


NOTE 9--RESTRUCTURING CHARGES

In September 2001, the Company recorded a $862,000 pretax charge related to workforce reductions. This charge has been classified separately as a component of Operating Earnings under the caption of "Restructuring Charges" and represents costs associated with non voluntary termination benefits. Approximately sixty positions will be eliminated worldwide as a result of these actions. Benefits will begin to be paid in the fourth quarter of 2001 therefore all of the recorded charges remain in accrued liabilities at September 29, 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and earnings during the periods included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Sales:
Net sales declined for both the second quarter and year to date as compared to 2000. Year to date sales were $71.5 million, compared to $75.4 million in 2000, a decrease of 5.2 percent. Third quarter sales of $21.7 million was a decrease of 5.8 percent as compared to the third quarter of 2000. The lower sales volumes are being driven primarily by weakness in the Coatings markets. Softness in both the retail and automotive lines in North America have caused this unit to experience a 23.5 percent decrease in sales on a year to date basis as compared to 2000. Printing and Imaging sales were also sluggish in the third quarter, decreasing 14.5 percent over 2000. On a year to date basis Printing and Imaging is down 4.5 percent as compared to 2000. Labsphere sales have remained steady for the quarter, and have increased 12.1 percent for the year over 2000. Significant declines in capital goods spending has impacted the Company's North American sales which are down by 12.0 percent over 2000. Markets outside of North America continue to grow for the Company but at a slower pace than prior years. Sales in Europe are up 4.2 percent over 2000, while in the Asia Pacific region sales have increased 13.5 percent. Sales from the coherix and Optronik businesses which were acquired in the third quarter of 2000 (see Acquisitions and Investments) had a nominal impact on sales in 2001.


Cost of Sales and Gross Profit:
Gross profit margins decreased between the periods being reported. In 2001, gross profit margins were 62.5 percent for the for the quarter and 63.3 percent year to date, compared to 63.3 percent for the quarter 64.3 percent year to date in 2000. Decreased sales volumes and changes in product mix were the principal factors in the declines.


Operating Expenses:
Selling and marketing expenses increased 9.5 percent and 16.1 percent on a year to date and quarterly basis respectively. These increases were attributable to expenses incurred in the coherix and Optronik businesses which were acquired late in the third quarter of 2000, expanded sales and marketing efforts outside of North America and sales and marketing costs associated with the rollout of the ShadeVision product. New offices have been opened in China and Italy during 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

RESULTS OF OPERATIONS, continued

General and administrative ("G&A") expenses have increased 3.8 percent on a year to date basis as compared to 2000. On a quarterly basis, the third quarter of 2001 was 5.3 percent higher than 2000. Expenses associated with the integration of the coherix, Optronik and XR Ventures units as well as the costs of establishing new offices were the primary drivers behind the yearly increase.

Research, development and engineering (RD&E) expenses continued to increase significantly in the third quarter of 2001. On a year to date basis RD&E expenses were approximately $11.9 million, compared to $8.1 million in 2000, a
47.4 percent increase. The quarter over quarter comparison between 2001 and 2000 had a slightly higher increase of 45.8 percent. The increases can be attributed to the effect of the Optronik and coherix acquisitions and investments in new product development.

The Company's new product development efforts have focused recently on shape measurement and applications for medical, fiber optic and the telecommunicat ions industries. These efforts have begun to be rewarded with the well received introduction of X-Rite's ShadeVision dental color matching system and Labsphere's Vertical Cavity Surface Emitting Laser (VCSEL)Wafer Probe and LED Wafer Probe Systems. We recognize many needs for new and creative measurement solutions in these industries and intend to continue to emphasize our development efforts in this direction.

In September 2001, the Company announced a workforce reduction plan and recorded a $862,000 pretax charge. This charge has been classified separately as a component of Operating Earnings under the caption of "Restructuring Charges" and represents costs associated with non voluntary termination benefits for approximately sixty positions worldwide. Benefits will begin to be paid in the fourth quarter of 2001 therefore all of the recorded charges remain in accrued liabilities at September 29, 2001.

Other Income:
Other income consists of investment income and gains and losses from foreign exchange.

Income Taxes:
The provision for income taxes reflected effective tax rates of 0.0 and 35.3 percent for 2001 and 2000 respectively, compared to the U.S. statutory rate of 35 percent. The 2001 rate has and will continue to benefit from the execution of certain international tax strategies.

Net Income:
The Company recorded net income of $404,000 for the three months ended September 29, 2001 compared to $1,863,000 in the same period of 2000. On a per share basis, third quarter net income, diluted, was $.02 in 2001 compared to $.09 in 2000. For the first nine months of 2001, net income was $4,588,000, or $.21 per share diluted, compared to $9,035,000, or $.43 per share in 2000. The average number of common and common equivalent shares outstanding was higher in 2001 due to an increase in the dilutive effect of shares subject to redemption.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations during the first nine months of 2001 was $7.9 million. Net income was the largest component of cash provided by operations. Included in net income are certain recurring accounting charges that do not require the use of cash. The largest non-cash accounting charges, which totaled $4.6 million, were depreciation and amortization.

Following short-term investment transactions, the most significant investing activity during the first nine months of 2001 was the payment of life insurance premiums in connection with agreements the Company entered into with its founding shareholders for the future redemption of 4.54 million shares, or 21.3 percent, of the Company's outstanding stock. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. Of the $4.3 million of premiums paid in 2001 approximately $3.0 million represented cash surrender value and has been recorded as a noncurrent asset on the Company's balance sheet.

Subsequent to the end of the third quarter 2001, the Company was notified of the death of one of its founders whose shares are included in the redemption program noted above. Under the terms of the agreement, the Company will repurchase 1,120,000 shares of stock at 10.00 per share or $11,200,000. The most likely sources of funding are the Company's cash and short term investment portfolio. It is expected that this transaction will be completed during the fourth quarter of 2001.

Capital expenditures in the first nine months of 2001 totaled $4.0 million and consisted primarily of building improvements, machinery and equipment. The Company currently anticipates capital expenditures for the remainder of 2001 will be approximately $.45 million.

Dividends of $1.6 million were paid during the first nine months of 2001 which is equal to an annual rate of 10 cents per share. The Board of Directors intends to continue paying dividends at this rate in the foreseeable future.

Management believes that X-Rite's current cash and investments, combined with expected cash flows from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, life insurance premiums, shareholder redemptions, capital expenditures and dividends for the foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


ACQUISITIONS AND INVESTMENTS

In 2000, the Company purchased substantially all of the assets of Optronik GmbH. Based in Berlin, Germany, Optronik is a leading provider of color and light measurement instrumentation and software. Focused primarily on on-line color and light measurement for web-based processes, its non-contact measurement technologies are an extension of X-Rite' s current capabilities. The Berlin location gives X-Rite its first research, development and manufacturing capabilities in Europe.

Also during 2000, the Company purchased substantially all of the assets of the HoloVision Products Group of Veridian-ERIM International. These assets were purchased by a newly formed subsidiary of X-Rite named coherix Corporation (formerly known as HoloVision Acquisition Company). The products of coherix use tunable laser technology to accurately map the surface of physical objects for a variety of industrial applications. Currently the technology is used to provide non-contact measurement applications requiring a three dimensional perspective. The measurement of shape complements the traditional X-Rite technologies of color and light measurement. The ability to provide high resolution, non contact, spatial measurement will elevate X-Rite's exposure to many dynamic markets, such as electronic components, micromachines, telecommunications and biomedicine. coherix is located in Ann Arbor, Michigan, but will also be conducting research, development and manufacturing at the X-Rite headquarters in Grandville, Michigan.

XR Ventures, LLC is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to find, direct and manage X-Rite's holdings in start up companies in high technology fields. The members in the group include Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current X-Rite technologies, or technologies that we are interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At September 29, 2001 and December 30, 2000, the fund held minority positions in eleven and seven companies, with total investments of approximately $8.6 and $4.6 million, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "likely," "plans," "projects," "should," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward looking statements include, but are not limited to statements concerning liquidity, capital resource needs, tax rates, dividends and potential new products and markets.


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index on Page 17 of this Form 10-Q report.

         (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  X-RITE, INCORPORATED



                  November 14, 2001     /s/ Richard E. Cook
                                        Richard E. Cook
                                        Chief Executive Officer



                  November 14, 2001     /s/ Duane F. Kluting
                                        Duane F. Kluting
                                        Vice President and
                                        Chief Financial Officer

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

   4 X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

    99 Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001 (filed as exhibit to form 8-K (Commission File No. 0-14800) and incorporated herein by reference)

                                  EXHIBIT INDEX
--------------------------------------------------------------------------


Material contracts or compensation plans with or relating to executive officers, directors or related parties.

10(k) Employment Agreement dated June 12, 2001 between the registrant and Michael C. Ferrara (filed as exhibit to Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

10(l) First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan dated May 24, 2001 (Commission
          File No. 0-14800)

10(m) First Amendment to the Chairman's Agreement dated September 13,2001 entered into between the registrant and Ted Thompson (Commission File No. 0-14800)

                             FIRST AMENDMENT TO THE
                              X-RITE, INCORPORATED
                 AMENDED AND RESTATED CASH BONUS CONVERSION PLAN


     THIS FIRST AMENDMENT TO THE X-RITE, INCORPORATED AMENDED AND RESTATED CASH BONUS CONVERSION PLAN (the "First Amendment") is made with reference to the following:



     A. The X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan, effective July 19, 2000 (the "Plan") was originally adopted by the Company's Board of Directors on May 1, 1995, and reflects all amendments through May 17, 2000.

     B. Under Section 9, "Amendments," of the Plan, the Board of Directors may amend the Plan from time to time in any manner the Board deems advisable, provided, however, that no such amendment shall adversely affect the rights of any Participant with respect to shares issued prior to such amendment.

     C. The Board of Directors has elected to amend Section 6, "Restrictions" of the Plan, after having determined that the amendment shall not adversely affect the rights of any Participant with respect to shares issued prior to this First Amendment.

     D. Under Section 3, "Administration," of the Plan, the Committee is responsible for operation of the Plan, and its interpretation is final and binding.

     E. The Committee has interpreted Section 5 and Subsection 6(b) of the Plan as provided herein and the Board of Directors desires to express its concurrence with such interpretation.

     F. Certain capitalized terms not otherwise defined elsewhere in the text of this First Amendment shall be as defined in the Plan.

     NOW, THEREFORE, the Plan is amended as follows:

     1. Subsection 6(a) of the Plan shall be deleted and replaced in its entirety to read as follows:

          (a) Prior to the lapse of the restrictions pursuant to Section 6(b) below: (i) such shares may not be sold, exchanged, pledged, hypothecated, or otherwise transferred or disposed of by the Participant; and (ii) such shares shall be forfeited to the Company if the Participant's employment with the Company is terminated for any reason whatsoever. If, however, the Participant is terminated by the Company without cause, such Participant shall be entitled to receive from the Company the amount that the Participant paid for the forfeited shares, within thirty (30) days of such forfeiture. For purposes of this Plan, termination "without cause" shall mean a termination for reasons other than if the Participant: (i) engaged in conduct involving dishonesty or fraud or is convicted of a crime involving moral turpitude; (ii) intentionally engaged in conduct which is materially injurious to the Company, monetarily or otherwise; or (iii) fails to perform assigned duties (other than any failure resulting from an illness or other similar incapacity or disability), or to comply with the policies applicable to all Company employees, after demand for performance or compliance is made to Participant which specifically identifies the manner in which it is alleged that Participant has not substantially performed or complied. The restrictions specified herein shall apply to any securities distributed as a dividend upon, and in respect of any such shares that are subject to these restrictions at the time of distribution.

     2. Section 5 of the Plan requires that the notice of election to exercise the option granted in Section 5 must be accompanied by payment of the exercise price in full plus any withholding and other taxes deemed necessary by the Company. Such amounts may be paid to the Company either in cash or by surrender of Stock owned by a Participant valued at the closing sale price reported in the Nasdaq Stock Market on the day prior to delivery to the Company for payment, or, if such value is not available, such other estimate of fair market value as the Committee shall determine.

     3.Subsection 6(b) of the Plan has been and shall continue to be interpreted such that the restrictions referred to in the Plan will lapse within the number of days so provided in Subsection 6(b) after an option to purchase Stock has been granted under Section 5 of the Plan. As such, the date on which the Restricted Stock is deemed to be "issued" in Subsection 6(b) is the same day on which an option to purchase Stock is granted under Section 5 of the Plan.

     4.In all other respects, the Plan shall continue in full force and effect.


                                 CERTIFICATION
                                  -------------

The foregoing Amendment to the Plan was duly adopted by the Board of Directors of the Company on May 24, 2001.



                                X-RITE, INCORPORATED


                                By _________________________
                                   Duane Kluting
                                   Its Secretary





524977v2

                     FIRST AMENDMENT TO CHAIRMAN'S AGREEMENT

     THIS FIRST AMENDMENT TO A CHAIRMAN'S AGREEMENT dated July 16th, 1999 between X-RITE, INCORPORATED and TED THOMPSON is made and entered into, effective as of the 13th day of September, 2001 (the "Effective Date").

     In consideration of the mutual promises contained herein, the parties agree:

     1. Resignation effective as of the Effective Date. The Chairman hereby resigns as the Chairman of the Board of Directors and as a director of X-Rite.

     2. Director Emeritus effective as of the Effective Date. The Chairman shall become a Director Emeritus consistent with the Bylaws of X-Rite in existence on the Effective Date.

     3. Compensation. In lieu of Section 7(ii) of the aforementioned Chairman's Agreement, X-Rite shall provide the benefits to the Chairman described in the Special Post-Employment Health Plan, attached to this Agreement and incorporated by this reference. In addition, the Chairman will be provided an automobile consistent with X-Rite's executive automobile program for a period of five (5) years after the Effective Date.

     4. Confirmation. Except as expressly provided in this Agreement, the aforementioned Chairman's Agreement shall continue in full force and effect in accordance with its terms.

     In witness whereof, X-Rite has caused this Agreement to be executed by its duly authorized corporate officer and Chairman has executed this Agreement as of the Effective Date recited above.


                                   X-RITE, INCORPORATED

                                   By: __________________________.

                                   Its: _________________________.

                                   ______________________________.
                                           Ted Thompson