Form 10-K
period 2001-12-29
X RITE INC
filed 2002-03-29
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

Commission file number 0-14800

X-RITE, INCORPORATED
(Name of registrant as specified in charter)

Michigan (State of Incorporation)	38-1737300 (I.R.S. Employer Identification No.)

3100 44th Street S.W., Grandville, Michigan 49418
(Address of principal executive offices)

616-534-7663
(Registrant's telephone number, including area code)

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
Yes [ X ] No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

On March 1, 2002, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,200,166. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $168,560,286 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 31.

PART I
ITEM 1.BUSINESS

(a)        General Development of Business

X-Rite, Incorporated (“X-Rite” or the “Company”) was organized in 1958 as a Michigan corporation. The business currently conducted by the Company is the development and marketing of instrument technologies in the fields of color, light and shape measurement. The Company has successfully developed and marketed numerous quality control instruments and accessories.

The Company made its initial public offering of common stock during 1986. Proceeds from that public offering were used to finance the construction of a new building for office, manufacturing and warehouse needs, purchase new production and laboratory equipment, retire debt and provide working capital.

X-Rite has grown through internal expansion and through acquisitions. In 1993 the Company established two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company established an English subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. Also in 1994, the Company acquired the assets of Colorgen, Inc. (“Colorgen”), a Massachusetts-based manufacturer of retail paint matching systems. In 1995, the Company acquired the outstanding stock of Labsphere, Inc. (“Labsphere”) of New Hampshire. Labsphere is a leading manufacturer of light measurement and light source integrating systems and instrumentation. In 1997, the Company acquired the assets of Light Source Computer Images, Inc. (“Light Source”) a California-based producer of scanning, imaging and print optimization software. In 1998, the Company established a French subsidiary, X-Rite Méditerranée SARL, which acquired a branch of an X-Rite dealer located near Paris. In 2000, the Company acquired the assets of Optronik, GmbH (“Optronik”) of Berlin, Germany, a leading developer and manufacturer of non-contact, on-line color and light measurement technologies. Optronik’s facility is the Company’s first research, development and manufacturing location in Europe. Also in 2000, the Company formed a domestic subsidiary, Coherix Corporation (“Coherix”), which acquired the assets of the HoloVision Products Group of Veridian-ERIM International. The Coherix product line uses tunable laser technology to provide three dimensional mapping of the surface of physical objects. In addition in 2000, the Company formed a strategic venture capital group, XR Ventures, LLC. The group’s purpose is to direct and manage X-Rite’s investments in start up companies in the high technology field.

(b)        Financial Information About Operating Segments

The Company operates in one segment: quality control instruments and accessories. Accordingly, no separate operating segment information is presented.

(c)        Narrative Description of Business

Principal Products
The Company’s principal products are proprietary quality control instruments which utilize advanced optical and electronic technologies. The principal types of products and markets served include:

Color Products and Markets
Densitometers of various forms are utilized in the Company’s color markets. Densitometers are instruments that measure optical or photographic density, compare such measurement to a reference standard, and signal the result to the operator of the instrument. Some models are designed for use in controlling variables in the processing of x-ray film in medical and non-destructive testing applications. Other models are designed to be used to control process variables in the production of photo-transparencies, such as photographic film and microfilm, or measure the amount of light that is reflected from a surface, such as ink on paper.

Spectrodensitometers combine the function of a densitometer with the functions of a colorimeter and a spectrophotometer (see following paragraphs) to provide measurements for monitoring color reproduction used for controlling the color of printed inks in graphic arts applications. Digital imaging applications include products which calibrate image setters, raster image processors and digital printers. The Company’s products incorporate a spectral engine which is the most accurate type of measurement technology available and offer precise, repeatable and reliable measurements for pressroom quality control. Other similar Company products include the micro-spot spectrodensitometer, the first hand held measurement instrument to accurately read color bars and related micro sized color control elements, and the Auto Tracking Densitometer designed specifically for newspaper presses to evaluate and adjust gray balance in newspaper production.

Sensitometers are used to expose various types of photographic film in a very precise manner for comparison to a reference standard. The exposed film is processed and then “read” with a densitometer to determine the extent of variation from the standard.

Colorimeters measure light much like the human eye using red, green and blue receptors and are utilized to measure printed colors on packages, labels, textiles and other materials where a product’s appearance is critical for buyer acceptance.

Spectrophotometers are related to colorimeters, however, they measure light at many points over the entire visible spectrum. Spectrophotometers are used in color formulation for materials such as plastics, paints, inks, ceramics and metals. The Company’s multi-angle spectrophotometer which is used to measure the color of metallic finishes is useful for controlling the color consistency of automotive paints and other metallic and pearlescent coatings. In addition, the Company produces a spherical spectrophotometer which measures the color of textured surfaces and is used in the textile, paint and plastics industries.

Point-of-purchase paint matching systems are designed by the Company for use by paint stores, hardware stores, mass merchants and home improvement centers. X-Rite has established a significant market presence in the point-of-purchase paint matching business.

Color formulation and quality control software packages are designed by the Company for use with many of its products. This software is often combined with a computer and an instrument and sold as a turn-key system. Marketing efforts with respect to this family of related products are being directed at packaging material printers, textile, plastic, paint, ink and coatings manufacturers.

Light Products and Markets
Through its subsidiaries, Labsphere and Optronik, the Company produces integrating spheres and integrating sphere systems for numerous applications including the testing of incandescent and fluorescent lamp output, testing light emitting diodes and fiber optics, calibration of remote sensors and reflectance and transmittance light measurements. Labsphere is also a supplier of proprietary reflectance materials and coating services used in such products as photographic processing equipment, check scanning systems, x-ray film analysis, backlight illuminators and surface profiling equipment.

Shape Products and Markets
The Coherix Corporation subsidiary produces instruments that use tunable laser technology to provide three dimensional mapping of the surface of physical objects. These products can serve many markets including electronic component evaluation, micro-machines, automotive and metrology.

Distribution Networks
Sales of the Company’s products are made by its own sales personnel and through independent manufacturer’s representatives. Certain products not sold directly to end users are distributed through a network of independent dealers in seventy countries. Independent dealers are managed and serviced by the Company’s sales staff and by independent sales representatives.

New Product Information
In 2001, the Company expanded into the dental market by the development of a significant technological advance in restorative tooth shade matching. The X-Rite ShadeVision® System improves patient care by replacing the subjective selection of tooth color with an accurate measurement.

Raw Materials
With few exceptions, raw materials and components necessary for manufacturing products and providing services are generally available from several sources. The Company does not foresee any unavailability of materials or components which would have a material adverse effect on its overall business.

Patents
The Company owns 42 U.S. and 20 non-U.S. patents. In addition, the Company currently has 44 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations.

Seasonality
The Company's business is generally not subject to seasonal variations that significantly impact sales, production or net income.

Working Capital Practices
The Company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company’s business.

Significant Customers
No single customer accounted for more than 10% of total net sales in 2001, 2000 or 1999. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog
The Company’s backlog of scheduled but unshipped orders was $4.8 million at February 23, 2002 and $8.9 million at March 1, 2001. The February 23, 2002 backlog is expected to be filled during the current fiscal year.

Competition
The Company has few competitors producing competing medical and photographic instruments and believes its share in those markets is substantial. There are approximately ten firms producing competing products in the graphic arts/digital imaging categories, and approximately five manufacturers of competing products in the color and appearance market, some of whom have significant resources and sales. The primary basis of competition for all the Company’s products is technology, design and service. The Company believes that technologically advanced features are the primary advantages of its products.

Research, Development and Engineering
During 2001, 2000 and 1999, respectively, the Company expensed $15.5, $11.8 and $10.7 million on research, development and engineering. X-Rite has no customer sponsored research and development activities.

Human Resources
As of March 1, 2002, the Company employed 688 persons; 555 in its U.S. operations and 113 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.

(d)        Financial Information About Foreign and Domestic Operations

See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this report.

ITEM 2. PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world, listed below are the principal properties owned or leased as of March 1, 2002:

Location	Principal Uses	Owned/Leased
Grandville, MI	Manufacturing, R,D&E, sales, customer service, warehouse and administration.	Owned
Grandville, MI	Sales and training.	Leased
North Sutton, NH	Manufacturing, R,D&E, sales, customer service, warehouse and administration.	Owned
Littleton, MA	Customer service, R,D&E and sales.	Leased
Ann Arbor, MI	Customer service, R,D&E and sales.	Leased
Poynton, England	Sales and customer service.	Leased
Cologne, Germany	Sales and customer service.	Leased
Berlin, Germany	Manufacturing, R,D&E, sales, customer service, warehouse and administration.	Leased
Quarry Bay, Hong Kong	Sales and customer service.	Leased
Brno, Czech Republic	Sales and customer service.	Leased
Massy, France	Sales and customer service.	Leased
Tokyo, Japan	Sales and customer service.	Leased
Beijing , China	Sales and customer service.	Leased
Tianjin, China	Sales and customer service.	Leased
Shanghai, China	Sales and customer service.	Leased
Origgio, Italy	Sales and customer service.	Leased

Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 60,000 square feet. Management considers all the Company’s properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for the Company’s development, production, distribution and selling requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation within the meaning of Item 103 of Regulation S-K. However, very recently, on February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. sued the Company seeking injunctive relief and unspecified damages in U.S. District Court for the Western District of New York alleging infringement of certain U.S. Patents by the Company’s ShadeVision system. The Company has reviewed the claims (with patent counsel) and does not believe that it infringes any valid claim of any of the plaintiffs’ patents. The Company has asked the court to declare that all claims by plaintiffs are invalid, unenforceable, and/or not infringed by its system. The suit is in the preliminary stages of discovery and it is not possible to determine whether the litigation will proceed to trial. Although it cannot be predicted with certainty, management believes the ultimate resolution of this matter will not have a material adverse effect on the Company. The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 29, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of all of the Company’s executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the Annual Meeting of Shareholders. Except as discussed, each of the named officers has served the Company in an executive capacity for more than five years.

Name	Age	Position	Position Held Since
Richard E. Cook	56	Chief Executive Officer	1998(1)
Michael C. Ferrara	59	President, Chief Operating Officer	2001(2)
Bernard J. Berg	58	Senior Vice President, Engineering	1983
Duane F. Kluting	52	Vice President, Chief Financial Officer	1992
Jeffrey L. Smolinski	40	Vice President, Operations	1994
Joan Mariani Andrew	43	Vice President, International	1995

(1) Mr. Cook was named Chief Executive Officer in 2000. For the period 1998 to 2000, Mr. Cook was President and COO of X-Rite, Incorporated. Previously, he was the President of Cascade Engineering, a developer and producer of plastic mold injection technology headquartered in Grand Rapids, Michigan, and he held that position for more than five years.

(2) Prior to joining X-Rite, Mr. Ferrara served as the Chief Executive Officer of Marine Optical Group, a worldwide design and marketing company in the eyewear business and he held that position for more than five years.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company’s common stock is quoted in the NASDAQ – National Market System under the symbol XRIT. As of March 1, 2002, there were approximately 1,500 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

	High	Low	Dividends Per Share
Year Ended December 29, 2001: First Quarter Second Quarter Third Quarter Fourth Quarter	$10.31 10.30 9.75 10.00	$ 6.50 8.15 6.70 6.75	$ .025 .025 .025 .025
Year Ended December 30, 2000: First Quarter Second Quarter Third Quarter Fourth Quarter	$13.25 13.50 11.75 9.00	$ 6.00 8.56 8.00 5.00	$ .025 .025 .025 .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Selected quarterly financial data for the two years ended December 29, 2001 is summarized as follows:

(000 except per share data)

QUARTER	Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Diluted Earnings (Loss) Per Share
2001: First Quarter Second Quarter Third Quarter Fourth Quarter	$25,360 24,429 21,739 20,130 $ 91,658	$16,263 15,448 13,579 11,781 $ 57,071	$ 2,844 1,927 (1,199) (1,473) $ 2,099	$ 2,429 1,755 404 (2,655) $ 1,933	$ .11 .08 .02 (.12) $ .09
2000: First Quarter Second Quarter Third Quarter Fourth Quarter	$26,134 26,232 23,087 27,996 $103,449	$17,123 16,756 14,619 18,008 $ 66,506	$ 5,259 5,215 2,963 4,636 $18,073	$ 3,556 3,616 1,863 3,373 $12,408	$ .17 .07 .09 .15 $ .58

Selected financial data for the five years ended December 29, 2001 is summarized as follows:

(000 except per share data)

	2001	2000	1999	1998	1997
Net sales Net income Net income per share: Basic Diluted Dividends per share Total assets Long-term debt	$91,658 1,933 .09 .09 .10 $118,952 -	$103,449 12,408 .59 .58 .10 $125,683 -	$100,209 13,649 .65 .62 .10 $107,819 -	$ 94,811 6,862 .33 .32 .10 $ 95,444 -	$ 96,991 18,022 .85 .85 .10 $ 92,468 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The issues discussed in management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements. The following table sets forth information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

2001	2000	1999

  Net sales
  Cost of sales
     Gross profit
  Operating expenses:
     Selling and marketing
     General and administrative
     Research, development &
        engineering
     Restructuring charges

  Operating income
  Other income
  Write down of other
    investments
     Income before income taxes
  Income taxes
     Net income
100.0% 37.7 62.3 25.4 16.8 16.9 .9 60.0 2.3 1.0 (1.2) 2.1 - 2.1%	100.0% 35.7 64.3 21.0 14.5 11.4 - 46.9 17.4 1.0 - 18.4 6.5 11.9%	100.0% 34.1 65.9 20.1 14.9 10.7 - 45.7 20.2 0.8 - 21.0 7.4 13.6%

Net Sales
The economic slowdown coupled with a severe decline in capital goods spending had a significant impact on the Company’s sales in 2001. Consolidated sales for the year were $91.7 million, an 11.4 percent decrease from 2000 sales of $103.4 million. Sales in 2000 were a 3.2 percent increase over 1999 sales of $100.2 million. The declining sales trend was more pronounced in the second half of the year. Combined sales in the third and fourth quarters were $41.9 million, a 15.9 percent decrease compared to the $49.8 million in sales recorded in quarters one and two.

Weakness in the industrial, retail paint matching and after market auto refinishing sectors caused the Color and Appearance business (Coatings) to experience a 16.9 percent drop in sales compared to 2000. Decreased demand was also noted in the Printing and Imaging business which decreased 13.9 percent compared to 2000. The primary components of the Graphic Arts product lines were down compared to 2000. Printing declined 11.0 percent while imaging decreased 16.6 percent. The Company recorded increases in both its biodiagnostic and light measurement product lines. Sales to the biodiagnostic industries increased by 20.7 percent over 2000, while light measurement sales increased by 2.2 percent over 2000.

From a geographic perspective the Company experienced mixed results in 2001. A strong Asian economy enabled the Company to achieve a 6.8 percent increase over 2000, in this region. Sales in Europe decreased 1.3 percent year over year, as economic conditions in this region deteriorated in the second half of the year. The economy in North America declined through the year presenting many challenges to our sales and marketing efforts. For the year sales declined 17.8 percent over 2000.

Sales from the Coherix and Optronik units which were acquired in the third quarter of 2000 (See Acquisitions and Investments, below) had a nominal impact on sales in 2001 and 2000.

Price increases had a marginal impact on sales levels in 2001, 2000 and 1999.

Gross Profit
Gross profit as a percent of net sales was 62.3 percent in 2001 as compared to 64.3 and 65.9 percent in 2000 and 1999, respectively. The Company’s manufacturing processes have a high degree of vertical integration. Vertical integration allows for many efficiencies in an increasing volume environment, but will also increase costs as a percent of net sales should volumes decrease. The Company’s efforts to refine manufacturing processes and contain costs have met with success for many of its products, however in 2001, many of these costs savings were offset by lower production volumes against which to apply overhead. Competition in the capital goods markets makes it difficult to increase prices significantly to offset lower volumes.

Selling and Marketing Expenses
The Company’s sales and marketing efforts have expanded as we enter into new markets and previously underserved geographic regions. In 2001, selling and marketing expenses were $23.2 million, a 7.1 percent increase over 2000. Selling and marketing expenses in 2000 were $21.7 million, an 8.0 percent increase over the 1999 costs of $20.1 million. The increased costs in 2001 were focused primarily on establishing our presence in the light and shape measurement markets, as well as the introduction of the new ShadeVision dental product. These investments were rewarded on several fronts. Labsphere was able to record a sales increase even though many of the markets it serves are being impacted by the economic slow down in North America. The ShadeVision dental instrument has received a strong reception during its introduction phase which culminated with the Company entering into an exclusive U.S. distribution agreements with Sullivan-Schein Dental and Zahn Dental Company, Inc., the largest distributors of dental and dental laboratory supplies in the U.S. The formal product rollout will occur in the first quarter of 2002.

In addition to new market development, the Company expanded its physical presence for the traditional Company color products in 2001 with the opening of additional sales offices in China and Italy. China offers many exciting markets for the Company as it is quickly becoming the manufacturing and financial center of the Asia Pacific region. The Company intends to become the provider of choice for color, light and shape measurement solutions to this dynamic region.

While firmly committed to its core markets, the Company intends to leverage the skills and talents of its employees to develop niches in new markets such as biodiagnostics, telecommunications, fiber optics and advanced quality control processes. It is anticipated that these markets will play a significant role in the future of the Company.

General and Administrative
General and administrative expenses grew modestly in 2001. Total expenditures in 2001 were $15.4 million, compared to 15.0 in 2000 a 2.7 percent increase. The 1999 expenses were also $15.0 million. The year over year growth in 2001 can be attributed primarily to the costs of a full year of operations for our 2000 acquisitions Coherix and Optronik. Additional costs were incurred for the opening of new international offices as noted above.

Research Development and Engineering
Research, Development and Engineering (RD&E) grew substantially in 2001. In 2001, expenditures were $15.5 million compared to $11.8 and $10.7 million in 2000 and 1999, respectively. The year over year percentage increases were 31.4 and 10.3 percent, respectively. The $3.7 million increase in 2001 includes the research and development costs of Coherix and Optronik for a full year. Additional research investments were made at Labsphere for the development of its Vertical Cavity Surface Emitting Lasers (VCSELs) Wafer Probe and Light Emitting Diodes (LEDs) Wafer Probe Systems, and at the Company for the development of the ShadeVision dental shade matching system. The Company is committed to creating measurement solutions for many new industries and anticipates that its RD&E investments will continue to be substantial.

In addition to the RD&E costs reported as operating expenses, costs were incurred to develop new software products in each of the last three years that were not included with RD&E expenses. Those costs were capitalized, and the related amortization expense was included in cost of sales (see Note 2 to the accompanying consolidated financial statements). Software development costs capitalized totaled $1.6, $1.6 and $1.3 million in 2001, 2000 and 1999, respectively.

Restructuring Charge
In September 2001, the Company announced a workforce reduction plan and recorded $.9 million pretax charge to earnings. This charge has been classified separately as a component of Operating Expense under the caption of “Restructuring Charge” and represents costs associated with non voluntary termination benefits for approximately sixty positions. The Company expects this workforce reduction will save approximately $3.5 million annually. Benefit payments began during the fourth quarter of 2001. As of December 29, 2001, 43 positions have been eliminated. The Company anticipates the balance of the restructuring will be complete by September 2002. The remaining unpaid benefits at December 29, 2001of $.5 million are included in accrued liabilities.

Other Income
Other income in 2001, 2000 and 1999 consists primarily of interest income and foreign exchange gains and losses. The Company’s investment portfolio is made up of short term tax exempt municipal bonds, mutual funds and corporate securities. The decline in income in 2001 is due to decreased yields in the tax exempt markets as well as lower funds available for investment.

Write-Down of Other Investments
Included in other investments in 2001 and 2000, is net $8.6 and $4.6 million, respectively, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC (See Acquisitions and Investments, below). Each investment represents less than 20 percent of the ownership of the respective investees. Since the Company does not exercise significant influence over the operating and financial policies of each investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized. In the fourth quarter of 2001 it was determined that certain investments had been permanently impaired requiring a write-down of $1.1 million. No such write-downs occurred in 2000.

Income Taxes
The effective tax rate for 2001 was zero percent, and approximately 35 percent for both 2000 and 1999, respectively. The 2001 rate has benefited from the execution of certain international tax strategies.

Inflation
The Company has experienced the effects of inflation on its business through increases in the cost of services, employee compensation and fringe benefits. Although modest adjustments to selling prices have offset the effects of inflation, the Company continues to explore ways to improve productivity and reduce operating costs. The Company does not anticipate any significant adverse impact from inflation in the coming year.

Approximately 80 percent of the Company's transactions are invoiced and paid in U.S. dollars, a level that is anticipated to increase.

Liquidity and Capital Resources
Cash flow from operations in 2001 was $12.0 million, compared to $20.5 million in 2000, a decrease of $8.5 million or 41.5 percent. Cash flow from operations was $20.4 million in 1999. Reduced working capital investment, principally accounts receivable, was the largest source of cash from operations. Certain expenses included in net income did not require the use of cash. The most significant non-cash expenses in 2001, which totaled $6.2 million, were depreciation and amortization. For 2000 and 1999 depreciation and amortization charges were $5.7 and $5.9 million, respectively.

Lower earnings caused a decrease in the Company’s liquidity. Cash and short-term investments at December 29, 2001, were $24.8 million as compared to $31.1 million at December 30, 2000. Working capital at December 29, 2001, was $52.1 million as compared to $61.7 million at December 30, 2000. A reduction in current income taxes payable allowed the current ratio to improve to 8.2:1 at December 29, 2001 compared to 5.9:1 at December 30, 2000. Current liabilities were $7.2 million at December 29, 2001, compared to $12.5 million at December 30, 2000.

Since going public in 1986, the Company has funded its operations, investing, acquisitions and financing activities from internally generated cash flows and cash reserves. Management anticipates that the Company’s current liquidity, future cash flows and credit line will be sufficient to fund the Company’s operations, life insurance premiums, capital expenditures, stock repurchases and dividends for the foreseeable future. Should additional funding be necessary, additional short or long-term borrowing arrangements are the most probable alternatives for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20 million. The line was not used during 2001.

X-Rite’s short-term investments consist primarily of tax free municipal bonds, government agency bonds, high grade corporate bonds, mutual funds and preferred stocks. The Company records an allowance for unrealized gains and losses related to its portfolio. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $.6 and $.5 million at December 29, 2001 and December 30, 2000, respectively.

Capital expenditures of $5.0 million were made in 2001. These expenditures were made primarily for machinery, equipment, building improvements, computer hardware and software. Capital expenditures in 2000 were $4.1 million. The Company anticipates making capital expenditures in 2002 of approximately $3.5 million.

During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares, or 21.3 percent of the Company’s outstanding stock at December 29, 2001. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 2001, 2000 and 1999 approximately $1.0, $1.0 and $1.2, respectively, were classified as expense.

During the fourth quarter of 2001, the Company was notified of the death of one its founders whose shares are included in the purchase program. Under the terms of the agreement with that founder, the Company is obligated to purchase 1,120,000 shares of stock at $10.00 per share or $11.2 million. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company will fund this obligation with cash and short-term investments. The transaction was completed in January of 2002.

The Company’s most significant financing activities in 2001 were the payment of dividends to shareholders and the repurchase of common stock outstanding. During the last three years dividends were paid at a rate of 10 cents per share or $2.1 million dollars annually. At the present time, the Board of Directors intends to continue payments at this rate. In September 2000, the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. During 2001, the Company repurchased 231,364 shares at an average cost of $7.56 per share. There were no shares repurchased during 2000.

Acquisitions and Investments

In 2000, the Company purchased the assets of Optronik GmbH. Based in Berlin, Germany, Optronik is a leading provider of color and light measurement instrumentation and software. Focused primarily on on-line color and light measurement for web based processes, its non-contact measurement technologies are new to the Company. The Berlin location gives the Company its first research, development and manufacturing capabilities in Europe.

Also during 2000, the Company purchased the assets of the HoloVision Products Group of Veridian-ERIM International. The products produced by this group use tunable lasers to map the surface of physical objects for a variety of industrial applications. Currently the products are used to provide non-contact measurement applications requiring a three dimensional perspective. The measurement of shape complements the Company’s technologies for color and light measurement. The ability to provide high resolution, non contact, spatial measurement will elevate the Company’s exposure to many dynamic markets, such as, micro-machines, telecommunications and biodiagnostics.

XR Ventures, LLC is a strategic venture capital group formed in 2000 and majority owned by the Company. Its mission is to direct and manage the Company’s investments in start up companies in high technology fields. The Company’s partners in the group are Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of the Company. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current Company technologies, or technologies that the Company is interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At December 29, 2001 and December 30, 2000 XR Ventures, LLC held minority positions in eleven and seven companies, with a total net investment of $ 8.6 and $4.6 million, respectively. The Board of Directors of the Company evaluated the fairness, on-going risks and uncertainty involved in partnering with two of its directors. The arrangement was negotiated at arms-length with Dr. Banks and Mr. Knister who were represented by their own counsel while the Company was represented by its regular counsel.

Other Matters

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (the “Plan”), to be implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one purchase right automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void.

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes, ” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements, such as those related to refining manufacturing processes, new products and new markets, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive financial instruments do not subject the Company to material market risk exposures.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Public Accountants

To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, permanent shareholders’ investment and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of X-Rite, Incorporated and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Grand Rapids, Michigan,
January 29, 2002

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                       December 29,       December 30,
                                                                           2001               2000
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 9,164           $ 18,595
   Short-term investments                                                  15,667             12,469
   Accounts receivable, less allowance of
     $1,237 in 2001 and $1,506 in 2000                                     12,048             19,463
   Inventories                                                             15,235             15,800
   Refundable income taxes                                                  4,079                  -
   Deferred taxes                                                           2,139              6,503
   Prepaid expenses and other current assets                                1,022              1,427
                                                                           59,354             74,257

 Property plant and equipment:
   Land                                                                     2,278              2,278
   Buildings and improvements                                              16,745             15,872
   Machinery and equipment                                                 14,364             13,270
   Furniture and office equipment                                          17,477             14,918
   Construction in progress                                                   377                574
                                                                           51,241             46,912
   Less accumulated depreciation                                         (28,899)           (25,046)
                                                                           22,342             21,866
Other assets:
   Cash surrender values (founders' policies)                              13,197              9,918
   Costs in excess of net assets acquired                                   9,599             10,604
   Other investments                                                        8,634              4,610
   Other noncurrent assets                                                  5,826              4,428
                                                                           37,256             29,560

                                                                        $ 118,952          $ 125,683

                         The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – Continued
(in thousands, except share and per share data)

                                                                       December 29,       December 30,
                                                                           2001               2000
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                       $ 1,713            $ 2,456
     Accrued liabilities:
       Payroll and employee benefits                                        2,743              2,603
       Income taxes                                                             -              5,063
       Other                                                                2,767              2,423
                                                                            7,223             12,545

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     4,540,000 shares issued and outstanding in 2001 and 2000              45,400             45,400

Permanent shareholders' investment:
   Preferred stock, $.10 par value, 5,000,000 shares
     authorized; none issued                                                    -                  -
   Common stock, $.10 par value, 50,000,000 shares
     authorized; 16,761,118 and 16,797,321 shares
     issued and outstanding in 2001 and 2000 respectively,
     not subject to redemption agreements                                   1,676              1,680
   Additional paid-in capital                                               5,792              5,993
   Retained earnings                                                       61,431             61,639
   Accumulated other comprehensive loss                                   (2,208)            (1,574)
   Stock conversion program                                                 (362)                  -
                                                                           66,329             67,738
                                                                        $ 118,952          $ 125,683

                         The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                        For the Year Ended
                                                         December 29,        December 30,      January 1,
                                                             2001                2000             2000

Net sales                                                $  91,658           $ 103,449        $ 100,209
Cost of sales                                               34,587              36,943           34,218
     Gross Profit                                           57,071              66,506           65,991

Operating expenses:
     Selling and marketing                                  23,231              21,685           20,096
     General and administrative                             15,380              14,977           14,953
     Research, development and engineering                  15,499              11,771           10,689
     Restructuring charge                                      862                   -                -
                                                            54,972              48,433           45,738

     Operating income                                        2,099              18,073           20,253

Other income                                                   959               1,090              827
Write-down of other investments                             (1,125)                  -                -

     Income before income taxes                              1,933              19,163           21,080

Income taxes                                                     -               6,755            7,431

Net Income                                               $   1,933           $  12,408        $  13,649

Earnings per share

     Basic                                               $     .09           $     .59        $     .65

     Diluted                                             $     .09           $     .58        $     .62

                         The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PERMANENT SHAREHOLDERS’ INVESTMENT
(in thousands, except share data)

                                                                              Accumulated
                                                                                 Other                      Total
                                         Additional                          Comprehensive    Stock       Permanent
                                Common     Paid-in    Retained  Shares in       Income      Conversion   Shareholders'
                                Stock      Capital    Earnings    Escrow        (Loss)       Program      Investment
BALANCES
   JANUARY 2, 1999            $ 1,664     $ 8,143    $ 39,793   $ (4,794)     $    (87)       $     -       $ 44,719
Net income                          -           -      13,649           -             -             -         13,649
Translation adjustment              -           -           -           -         (659)             -          (659)
Unrealized loss on short-
  term investments                  -           -           -           -         (468)             -          (468)
Total comprehensive income                                                                                    12,522
Cash dividends declared
   of $.10 per share                -           -      (2,095)       (26)             -             -        (2,121)
Issuance of 62,717 shares
   of common stock under
   employee benefit plans           6         296           -           -             -             -            302
BALANCES,
   JANUARY 1, 2000              1,670       8,439      51,347     (4,820)       (1,214)             -         55,422
Net income                          -           -      12,408           -             -             -         12,408
Translation adjustment              -           -           -           -         (522)             -          (522)
Unrealized gain on short-
   term investments                 -           -           -           -           162                          162
Total comprehensive income                                                                                    12,048
Cash dividends declared
   of $.10 per share                -           -     (2,116)        (13)             -             -        (2,129)
Issuance of 96,425 shares
   of common stock under
   employee benefit plans          10         467           -           -             -             -            477
Sale of 257,264 shares
   by escrow fund                   -     (2,913)           -       4,833             -             -          1,920
BALANCES,
   DECEMBER 30, 2000            1,680       5,993      61,639           -       (1,574)             -         67,738
Net income                          -           -       1,933           -             -             -          1,933
Translation adjustment              -           -           -           -         (565)             -          (565)
Unrealized loss on short-
   term investments                 -           -           -           -          (69)             -           (69)
Total comprehensive income                                                                                     1,299
Cash dividends declared
   of $.10 per share                -           -      (2,141)          -             -             -        (2,141)
Issuance of 195,161 shares
   of common stock under
   employee benefit plans          19       1,525           -           -             -         (517)          1,027
Repurchase of 231,364
   shares of common stock        (23)     (1,726)           -           -             -             -        (1,749)
Stock conversion program            -           -           -           -             -           155            155
BALANCES,
   DECEMBER 29, 2001          $ 1,676     $ 5,792    $ 61,431   $       -     $ (2,208)       $ (362)       $ 66,329

                         The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             For the year ended
                                                                   December 29,   December 30,  January 1,
CASH FLOWS FROM OPERATING ACTIVITIES:                                  2001           2000         2000
   Net Income                                                        $  1,933       $ 12,408     $ 13,649
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                    6,168          5,717        5,862
       Allowance for doubtful accounts                                    494            388          412
       Deferred income taxes                                            4,082        (4,669)        (246)
       Write-down of other investments                                  1,125              -            -
       Other                                                              299             18         (58)
   Changes in operating assets and liabilities
     net of effects from acquisitions:
       Accounts receivable                                              7,246            335      (1,576)
       Inventories                                                        700            415          278
       Prepaid expenses and other current and noncurrent assets         (880)            144        (547)
       Accounts payable                                                 (806)            217          638
       Income taxes payable                                           (9,142)          4,738          135
       Other accrued liabilities                                          775            792        1,818
         Net cash provided by operating activities                     11,994         20,503       20,365

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments                   1,442          2,606        1,258
   Proceeds from sales of short-term investments                       24,273         19,420       19,875
   Purchases of short-term investments                               (29,020)       (12,378)     (24,473)
   Capital expenditures                                               (4,972)        (4,140)      (4,343)
   Acquisitions, less cash acquired                                         -        (4,505)            -
   Investment in founders' life insurance                             (3,279)        (3,302)      (3,525)
   Increase in other investments                                      (5,149)        (4,610)            -
   Purchases of other assets                                          (1,641)        (1,628)      (1,373)
   Other investing activities                                              56           (16)           85
         Net cash used for investing activities                      (18,290)        (8,553)     (12,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                     (2,141)        (2,129)      (2,121)
   Issuance of common stock                                             1,027            477          302
   Repurchase of common stock                                         (1,749)              -            -
   Proceeds from sales of escrow investments                                -          1,920            -
         Net cash provided by (used for) financing activities         (2,863)            268      (1,819)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                     (272)          (521)        (688)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (9,431)         11,697        5,362

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         18,595          6,898        1,536

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  9,164       $ 18,595     $  6,898

                         The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated and its subsidiaries (individually “X-Rite” and all of its subsidiaries the “Company”) are engaged in the development, manufacture and sale of technically sophisticated instrumentation and user friendly software solutions for a wide variety of color, light and shape measurement applications. Principal markets for the Company’s products include the paint, plastic, textile, packaging, photographic, graphic arts and medical industries, in addition to commercial and research laboratories. Based on the nature of its products, customers and markets, the Company’s management evaluates its business as a single reportable operating segment.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England, Hong Kong, the Czech Republic, France, Italy, China and Japan. Manufacturing is done in the United States and Germany.

Sales to customers are attributed to the geographic areas based upon the location of the customer. Long lived assets consist of plant and equipment (in thousands):

                                                        2001              2000             1999
Domestic sales:
   U.S. operations                                    $ 52,637         $  65,136        $  65,732
International sales:
   U.S. operations export sales
     to unaffiliated customers                          13,530            12,002           11,023
   Foreign subsidiary sales                             25,491            26,311           23,454

                                                        39,021            38,313           34,477

                                                      $ 91,658         $ 103,449        $ 100,209

Long lived assets:
   U.S. operations                                    $ 21,054         $  20,285        $  19,884
   International                                         1,288             1,581            1,171

                                                      $ 22,342         $  21,866        $  21,055

No single customer accounted for more than 10 percent of total net sales in 2001, 2000 or 1999.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company utilizes a 4-4-5 quarterly accounting cycle. Accordingly, 2001 ended on December 29, 2001, 2000 ended on December 30, 2000 and 1999 ended on January 1, 2000. The Company’s 2001, 2000 and 1999 results from operations would have been approximately the same if each year had ended on December 31.

Cash and Cash Equivalents
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Components of inventories are summarized as follows (in thousands):

                                                 2001                      2000

       Raw materials                         $  6,079                  $   7,024
       Work in process                          5,078                      4,903
       Finished goods                           4,078                      3,873
                                            $  15,235                   $ 15,800

Property, Plant, and Equipment and Depreciation
Plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 10 years.

Software Development Costs
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, any additional development costs are capitalized and amortized using the greater of the straight-line method over a three-year period, or the amount computed by applying the ratio of current product revenues to total estimated product revenues.

The Company capitalized $1.6, $1.6 and $1.3 million of software development costs during 2001, 2000 and 1999, respectively. Amortization expense was $1.2, $1.4 and $1.2 million in 2001, 2000 and 1999, respectively. The net capitalized software development costs included in other noncurrent assets were $2.8 and $2.4 million as of December 29, 2001 and December 30, 2000, respectively.

Costs in Excess of Net Assets Acquired
Costs in excess of net assets acquired resulted primarily from the 1995 acquisition of Labsphere, Inc., and the 2000 acquisitions of the assets of Optronik GmbH and the HoloVision Products group. The costs associated with the Labsphere acquisition are being amortized using the straight-line method over twenty years. The costs associated with the Optronik GmbH and HoloVision Products Group acquisitions are being amortized using the straight-line method over ten years. Accumulated amortization of excess acquisition costs was $4.4 and $3.4 million at December 29, 2001 and December 30, 2000, respectively.

Long Lived Assets
The Company evaluates the recoverability of its long lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that would be required for a similar investment with like risks. No significant impairments were provided for in 2001, 2000 or 1999.

Investments Carried at Cost
Included in other investments in 2001 and 2000, respectively, are net $8.6 and $4.6 million related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC which was formed in 2000. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each investment represents less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Investments Carried at Cost, continued
financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. In 2001 it was determined that the fair value of certain investments had been permanently impaired requiring a write down of $1.1 million. No such write downs occurred in 2000.

Temporary and Permanent Shareholders’ Investment
During 1998 the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares or 21.3 percent of its outstanding stock at December 29, 2001 (see Note 8). These shares have been reclassified on the balance sheet to a temporary equity account. The Company records the results of its operations and all other equity transactions as a component of permanent shareholders’ investment.

Income Taxes
The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between tax and financial reporting, and are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse.

Revenue Recognition
Revenue is recognized when earned in accordance with applicable accounting standards. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable and collection of any resulting receivable is probable.

Advertising Costs
Advertising costs are charged to operations in the period incurred and totaled $1.5, $1.7 and $2.0 million in 2001, 2000 and 1999, respectively.

Per Share Data
Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted- average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                                        2001             2000             1999
  Numerators:
    Net income numerators for
      both basic and diluted EPS (in thousands)         $1,933          $12,408          $13,649

  Denominators:
    Denominators for basic EPS
      Weighted-average common
        shares outstanding                          21,394,775       21,171,963       20,951,692
    Potentially dilutive shares
      Shares subject to
        redemption agreements (see Note 8)             384,252          358,722        1,155,096
      Stock options                                     51,542           37,768            6,985

    Denominators for diluted EPS                    21,830,569       21,568,453       22,113,773

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Per Share Data, continued
Certain exercisable stock options were not included in the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options not included in the calculation and the ranges of exercise prices were 1,022,900 and $10.13 - $19.50 in 2001, 1,005,800 and $7.03 - $19.50 in 2000, and 984,500 and $7.03 - $19.50 in 1999.

Foreign Currency Translation
Foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the statements of permanent shareholders’ investment. Gains and losses arising from re-measuring foreign currency transactions into the appropriate currency are included in the determination of net income.

Fair Value of Financial Instruments
The fair value of the Company's financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates; however, management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

New Accounting Standards
On December 31, 2000, the Company adopted SFAS No. 133, 137 and 138. These standards establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its current fair value and that changes in a derivative’s fair value be recognized currently in the determination of net income unless specific hedge accounting criteria are met. The impact of adopting this standard was not material to the consolidated financial statements of the Company.

SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” amend the accounting for business combinations, goodwill and intangible assets. Effective for any business combination that is completed after June 30, 2001, SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 no longer requires amortization of goodwill and indefinite lived intangible assets. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No 142 establishes a new method of testing goodwill for impairment by using a fair value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Total goodwill included in the Company’s statements was $9.6 million at December 29, 2001 and $10.6 million at December 30, 2000. Goodwill amortization expense was $1.0, $.7 and $.5 million for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. The Company is currently assessing the effect of the new standards related to impairment testing of goodwill, but at this time can not estimate the impact if any, on the consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Standards, continued
In addition, SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This standard is effective for the Company’s fiscal year ending December 28, 2002. The Company does not expect that adoption of this statement will have a material effect on the consolidated financial statements.

Reclassifications
Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 3--SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short-term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as other comprehensive income (loss) in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

The carrying value of the Company's investments were as follows (in thousands):

                                                                 2001                     2000
                                                                     Market                   Market
                                                           Cost       Value          Cost      Value

Investments:
  U.S. federal agency obligations                      $ 2,570       $ 2,551     $ 1,000    $     979
  State and municipal securities                        10,110        10,110       7,616        7,615
  Mutual funds                                           1,530         1,151       1,530        1,361
  Corporate bonds                                          820           809       1,680        1,611
  Preferred stocks                                       1,217         1,046       1,117          903

                                                        16,247        15,667      12,943       12,469
Unrealized losses                                         (580)           -         (474)          -

    Totals                                             $15,667       $15,667     $12,469      $12,469

Maturities of short-term investments at December 29, 2001 were as follows (in thousands):

                                                                     Market
                                                      Cost            Cost
  Due within one year                             $     -         $      -
  Due after one year through five years              4,765           4,744
  Due after five years                               8,735           8,726
  No set maturity                                    2,747           2,197
                                                  $ 16,247        $ 15,667

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank which provides for maximum borrowings of $20 million with interest at 1.5% over the “Effective Federal Funds Rate” (1.52% at December 29, 2001). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 2001, 2000 or 1999.

NOTE 5--RESTRUCTURING

In September 2001, the Company announced a workforce reduction plan and recorded a $.9 million pretax charge to earnings. This charge has been classified separately as a component of operating expense under the caption of “Restructuring Charge” and represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of December 29, 2001, 43 positions have been eliminated. The Company anticipates the balance of the restructuring will be complete by September 2002.

NOTE 6--INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

                                                          2001            2000           1999
              Current:
                  Federal                              $(4,264)        $10,988        $ 7,386
                  State                                    180             254            256
                  Foreign                                  (35)             15             35

                                                        (4,119)         11,257          7,677
               Deferred:
                  Federal                                4,119          (4,502)          (246)

                                                       $     -         $ 6,755        $ 7,431

The preceding table excludes a tax benefit of $.2 million in 2000 related to market value adjustments on short-term investments, which is recorded as a component of other comprehensive income.

Major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

                                                          2001              2000
Assets:
  Inventory reserves                                   $   710          $    610
  Accounts receivable reserves                             355               209
  Amortization of intangible assets                      2,253             2,282
  Deferred income                                          185             5,008
  Financial accruals and reserves
    not currently deductible                             1,553               997

                                                       $ 5,056           $ 9,106

Liabilities:
  Depreciation                                         $   117           $   181
  Software development costs                               966               820
  Other                                                      -                50
                                                       $ 1,083           $ 1,051

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--INCOME TAXES, continued

The following table represents a reconciliation of income taxes at the United Stated statutory rate with the effective rate as follows (in thousands):

                                                               2001               2000             1999
Income taxes computed at statutory rate of 35%                $ 677             $6,707           $7,378
Increase (decrease) in taxes resulting from
    Life insurance premiums                                     365                358              279
   Non-deductible goodwill                                      209                196              190
   State taxes                                                  117                165              166
   Foreign sales corporation                                   (865)              (748)            (794)
   Tax exempt interest                                         (100)              (255)            (177)
   Other                                                       (403)               332              389

                                                              $   -             $6,755           $7,431

Cash expended for income taxes was $5.1, $6.8 and $7.6 million in 2001, 2000 and 1999, respectively.

NOTE 7--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plan. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $.4, $.6 and $.5 million in 2001, 2000 and 1999, respectively.

The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased. During 2001, 2000 and 1999, employees purchased 32,711, 36,940 and 40,137 shares, respectively. The weighted average fair value of shares purchased was $8.54, $9.47 and $6.77 in 2001, 2000 and 1999, respectively. At December 29, 2001, 763,833 shares were available for future purchases.

The Company has two stock option plans covering 2.8 million shares of common stock. These plans permit options to be granted to key employees and the Company’s Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant. No options are exercisable after ten years from the date of grant. At December 29, 2001, 1.2 million shares were available for future granting. A summary of shares subject to options follows:

                                                 2001                   2000                   1999
                                                   Weighted               Weighted               Weighted
                                                    Average                Average                Average
                                                   Exercise               Exercise               Exercise
                                           Shares    Prices       Shares    Prices      Shares     Prices

Outstanding at beginning of year        1,541,300    $12.53    1,305,200    $13.26    1,093,100    $14.54
  Granted                                 266,500      8.63      247,500      8.69      244,500      7.08
  Exercised                               (53,500)     6.35             -               (10,000)     2.47
  Canceled                                (66,900)    12.56      (11,400)    12.33      (22,400)    13.39

Outstanding at end of year              1,687,400     12.11    1,541,300     12.53    1,305,200     13.26

Exercisable at end of year              1,406,400     12.77    1,274,300     13.57    1,076,500     14.27

Weighted average fair value of
  options granted                           $4.11                  $4.30                  $2.85

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--EMPLOYEE BENEFIT AND STOCK PLANS, continued

A summary of stock options outstanding at December 29, 2001 follows:

                                       Outstanding                                Exercisable
                                                       Weighted
                                          Weighted      Average                             Weighted
                                          Average      Remaining                            Average
                                          Exercise    Contractual                           Exercise
    Price Ranges            Shares         Price      Life(Years)            Shares          Price

   $ 6.38 - $ 8.39           415,500       $ 7.05        7.5                 328,500         $6.91
     9.11 -  12.00           529,100        10.17        6.2                 335,100         10.67
    13.00 -  15.00           256,400        13.93        5.5                 256,400         13.93
    15.63 -  19.50           486,400        17.58        4.7                 486,400         17.58

                           1,687,400        12.11        6.0               1,406,400         12.77

The Company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted or exercised.

If compensation costs had been computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share (basic and diluted) would have been reduced by approximately $.7 million and $.03 in 2001, $.7 million and $.03 in 2000, and $.5 million and $.02 in 1999.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                2001               2000             1999

  Dividend yield                                  .9%               .9%              .7%
  Volatility                                      52%               54%              40%
  Risk-free interest rates                3.9% - 5.0%       5.7% - 6.7%      4.7% - 5.9%
  Expected term of options                    5 years           5 years          5 years

Black-Scholes is a widely accepted stock option pricing model, however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the Company’s common stock.

The Company has a Cash Bonus Conversion Plan covering 400,000 shares of stock. This plan provides an opportunity for certain executives of the Company to purchase restricted stock in an amount equal to their annual cash bonus. Shares are issued in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse as to 20 percent after six months and an additional 20 percent annually thereafter. During 2001, 106,450 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 23,031 shares. At December 29, 2001, 147,173 shares remained subject to forfeiture provisions and restrictions on transferability. During 2000, 59,485 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 11,273 shares. During 1999, 12,580 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 1,831 shares.

The difference between the purchase price and the fair value of the restricted stock at the date of purchase, if any, for remaining shares subject to forfeiture provisions has been recorded as unearned compensation. This amount is included as a separate component of permanent shareholders’ investment under the caption Stock Conversion Program. The unearned compensation is being charged to expense as the forfeiture provisions lapse.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--EMPLOYEE BENEFIT AND STOCK PLANS, continued

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. In 2001, 2,500 shares were awarded. No shares were awarded in 2000 or 1999. At December 29, 2001, there were 342,700 shares available for future awards.

NOTE 8--FOUNDERS STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares, or 21.3 percent of the Company’s outstanding stock at December 29, 2001. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The shares subject to the agreements have been classified on the balance sheet as temporary equity. The classification of $45.4 million was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding December 29, 2001 was less than $10. The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 2001, 2000 and 1999 approximately $1.0, $1.0 and $1.2, respectively, were classified as expense.

During the fourth quarter of 2001 the Company was notified of the death of one its founders whose shares are included in the purchase program. Under the terms of the agreement with that founder, the Company is obligated to purchase 1,120,000 shares of stock at $10.00 per share or $11.2 million. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company will fund this obligation with cash and short-term investments. The transaction was completed in January of 2002.

NOTE 9—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan(“Plan”), to be implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one purchase right automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter of 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2002 Annual Meeting of shareholders and filed with the Commission is incorporated by reference.

(b)      Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."

(c)      Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Compliance With Reporting Requirements” in the definitive Proxy Statement for the 2002 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captioned "Securities Ownership of Management" contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1	The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:
Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Permanent Shareholders Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)2	The following financial statements schedule is filed as a part of this report on page 30:
Report of Independent Public Accounts on Financial Statement Schedule and Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

(b)	See Exhibit Index located on page 31.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 29, 2002	/s/ Richard E. Cook _______________________________________________ Richard E. Cook, Chief Executive
March 29, 2002	/s/ Duane F. Kluting _______________________________________________ Duane F. Kluting, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 29th day of March, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Richard E. Cook and Duane F. Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter M. Banks __________________________________ Dr. Peter M. Banks, Director	/s/ Stanley W. Cheff __________________________________ Stanley W. Cheff, Director
/s/ Richard E. Cook __________________________________ Richard E. Cook, Director	/s/ James A. Knister __________________________________ James A. Knister, Director
/s/ Rufus S. Teesdale __________________________________ Rufus S. Teesdale, Director	/s/ John E. Utley __________________________________ John E. Utley, Director
/s/ Ronald A. Vandenberg __________________________________ Ronald A. VandenBerg, Director

Report of Independent Public Accountants on Financial Statement Schedule

To the Shareholders of X-Rite, Incorporated:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of X-Rite, Incorporated included in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP

Grand Rapids, Michigan
January 29, 2002

Valuation and Qualifying Accounts
X-Rite, Incorporated
(in thousands)

                                                                      Additions    Deducted
                                                      Balance at     Charged to      from      Balance at
                                                       Beginning       Costs &      Costs &        End
                                                       of Period      Expenses     Expenses     of Period
Year ended December 29, 2001

Allowance for losses on accounts receivable               1,506          494          763        1,237
Restructuring reserve                                         -          862          347          515

Year ended December 30, 2000

Allowance for losses on accounts receivable               1,110          746          350        1,506

Year ended January 1, 2000

Allowance for losses on accounts receivable                 798          412          100        1,110

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)
3(b)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

3(c)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

3(d)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 Commission File No. 0-14800) and incorporated herein by reference)

3(e)	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated September 19, 2001.
4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)
4(b)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.
*10(a)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No.

*10(a)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(b)	X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company’s 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(c)	Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(d)	Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(f)	Form of X-Rite, Incorporated Founders Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 Commission File No. 0-14800) and incorporated herein by reference)

*10(g)	First Amendment to X-Rite, Incorporated Founders Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(h)	Chairman’s agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(i)	Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(j)	Deferred compensation trust agreement dated November 23, 1999 between the registrant and Richard E. Cook. (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No.0-14800) and incorporated herein by reference)

*10(k)	Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC the registrant, Dr. Peter M. Banks and Mr. James A. Knister. (filed as exhibit to Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(l)	Employment Agreement dated June 12, 2001 between the registrant and Michael C. Ferrara (filed as exhibit to Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(m)	First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan dated May 24, 2001 (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference.

*10(n)	First Amendment to the Chairman’s Agreement dated September 13, 2001 entered into between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference.

21	Subsidiaries of the registrant
23	Consent of independent public accountants
99.1	Letter to Commission Pursuant to Temporary Note 3T

EXHIBIT 3(e)

AMENDED AND RESTATED BYLAWS
of
X-RITE, INCORPORATED
A Michigan Corporation
As Amended and Restated September 19, 2001

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

ARTICLE II.  CAPITAL STOCK

        Section 1. Stock Certificates. Certificates representing shares of the capital stock of the Corporation shall be in such form as is approved by the Board of Directors. Certificates shall be signed by the Chairman of the Board of Directors, Chief Executive Officer, President or a Vice President, and may also be signed by another officer designated by the Board of Directors, and shall be sealed with the seal of the Corporation, or a facsimile thereof, if one be adopted. The signatures of the officers may be facsimiles. In the event an officer who has signed, or whose facsimile signature has been placed upon, a certificate ceases to be such officer before the certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue.

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

        Section 3. Transfer of Shares. Shares of stock of the Corporation shall be transferable only upon the books of the Corporation. The old certificates shall be surrendered to the Corporation by delivery thereof to the person in charge of the stock transfer books of the Corporation, or to such other person as the Board of Directors may designate, properly endorsed for transfer, and such certificates shall be canceled before a new certificate is issued. The Corporation shall be entitled to treat the person in whose name any share, right or option is registered as the owner thereof for all purposes, and shall not be bound to recognize any equitable or other claim with respect thereto, regardless of any notice thereof, except as may be specifically required by the laws of the State of Michigan.

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

        Section 6. Dividends. The Board of Directors, in its discretion, may from time to time declare and make a distribution to shareholders in respect of the Corporation's outstanding shares, payable in cash, the Corporation's indebtedness (but not the Corporation's shares) or the Corporation's other property, including the shares or indebtedness of other corporations; provided, however, no such distribution shall be made if, after giving effect to the distribution, the Corporation would not be able to pay its debts as they become due in the usual course of business, or the Corporation's total assets would be less than its total liabilities plus the amount that would be needed if the Corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

        In addition, the Board of Directors, in its discretion, from time to time may declare and direct the payment of a share dividend of the Corporation's shares, issued pro rata and without consideration, to the Corporation's shareholders or to the shareholders of one or more classes or series; provided, however, shares of one class or series may not be issued as a share dividend in respect of shares of another class or series unless the Articles of Incorporation so authorize, a majority of the votes entitled to be cast by the class or series to be issued approve the issue, or there are no outstanding shares of the class or series to be issued.

        Section 7. Treasury Shares. Shares that have been issued and reacquired by the Corporation shall constitute authorized but unissued shares.

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

        Section 3. Special Meetings. Special meetings of shareholders may be called by the Chairman or the Secretary, and shall be called by either of them pursuant to resolution therefor by the Board of Directors, or upon receipt by them of a request in writing, stating the purpose or purposes thereof, and signed by shareholders of record owning a majority of the voting shares of the Corporation issued and outstanding.

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

        Section 5. Notice of Shareholder Meetings. Written notice of the time, place, and purposes of any meeting of shareholders shall be given to shareholders entitled to vote thereat, not less than ten (10) nor more than sixty (60) days before the date of the meeting, which notice may be given either by delivery in person to such shareholders or by mailing such notice to shareholders at their addresses as the same appear on the stock books of the Corporation. A shareholder's attendance at a meeting will result in a waiver of objection to lack of notice or defective notice unless the shareholder, at the beginning of the meeting, objects to the holding of the meeting or the transaction of business at the meeting, and a waiver of objection to consideration of a particular matter at the meeting as not being within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

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

        Section 7. Voting. Each shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting, shall be entitled to one (1) vote, in person or by proxy, for each share entitled to vote that is held by such shareholder; provided, however, no proxy shall be voted after three years from its date unless such proxy expressly provides for a longer period. A vote may be cast either orally or in writing as announced or directed by the person presiding at the meeting prior to the taking of the vote. When an action other than the election of directors is to be taken by vote of the shareholders, it shall be authorized by a majority of the votes cast by the holders of shares entitled to vote on the action, unless a greater vote is required by the Michigan Business Corporation Act. Directors shall be elected by a plurality of the votes cast in an election.

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

        Section 9. Conduct of Meetings. The officer who is to preside at meetings of shareholders pursuant to Article V of these Bylaws, or his or her designee, shall determine the agenda, the order in which business shall be conducted and rules for the conduct of the meeting (which shall be fair to shareholders), unless the agenda, the order of business and/or such rules have been fixed by the Board of Directors. Such officer or designee shall call meetings of shareholders to order and shall preside, shall appoint a person to act as secretary of the meeting, and may appoint a parliamentarian, who may be the same person as the secretary.

        Section 10. Inspectors of Elections. The Board of Directors may, in advance of a meeting of shareholders, appoint one or more inspectors to act at the meeting or any adjournment thereof. In the event inspectors are not so appointed, or an appointed inspector fails to appear or act, the person presiding at the meeting of shareholders may appoint one or more persons to fill such vacancy or vacancies, or to act as inspector. The inspector(s) shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes, ballots or consents, determine the results, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

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

ARTICLE IV.  DIRECTORS

        Section 1. Board of Directors. The authority and size of the Board of Directors, and the procedures for nominating, electing and removing directors shall be as specified in the Corporation's Articles of Incorporation.

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

        Section 4. Special Meetings of the Board. Special meetings of the Board of Directors may be called by the Chairman of the Board, or the Secretary, and shall be called by one of them upon the written request of a majority of the directors. Notice of the time and place of special meetings of the Board shall be given to each director at least twenty-four (24) hours prior thereto. Notices of special meetings may state a purpose or purposes for the meeting, but such notices shall not be required to state any purpose and shall not be deemed deficient if the statement or purpose is incomplete or inaccurate. Notice of any meeting may be made by hand delivery, telephone, facsimile or e-mail with confirmation, nationally recognized overnight mail service, or first class mail, to each director at such location as he or she may have furnished to the Corporation. The notice shall be deemed to have been given at the time of personal delivery, or telephone contact, or the time of confirmation for facsimile or e-mail, and as of the close of business on the first business day following the date delivered to the overnight or government mail carrier.

        Section 5. Quorum and Vote. A majority of the members of the Board then in office constitutes a quorum for the transaction of business, and the vote of a majority of the members present at any meeting at which a quorum is present constitutes the action of the Board of Directors.

        Section 6. Meeting Participation. A director may participate in a meeting of the Board of Directors or any committee by means of conference telephone or similar communications equipment through which all persons participating in the meeting can communicate with all other participants. Participation in a meeting pursuant to this Section shall constitute presence in person at the meeting.

        Section 7. Action of the Board Without a Meeting. Any action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors may be taken without a meeting if, before or after the action, all members of the Board of Directors consent thereto in writing. Such written consent shall be filed with the minutes of the proceedings of the Board of Directors and the consent shall have the same effect as a vote of the Board of Directors for all purposes.

        Section 8. Report to Shareholders. At least once in each year the Board of Directors shall cause a financial report of the Corporation for the preceding fiscal year to be made and distributed to each shareholder within four months after the end of such fiscal year. The report shall include the Corporation's statement of income, its year-end balance sheet and, if prepared by the Corporation's statement of source and application of funds.

        Section 9. Corporate Seal. The Board of Directors may provide a suitable corporate seal, which seal shall be kept in the custody of the Secretary.

        Section 10. Compensation of Directors. Each of the directors shall be entitled to receive compensation for service as a director and/or member of a committee of the Board of Directors and shall be reimbursed their expenses for attendance at meetings of the Board of Directors or any committee of which a director is a member, all in accordance with resolutions adopted by the Board of Directors from time to time.

        Section 11. Executive Committee. The Board of Directors may by resolution establish an executive committee composed of two (2) or more of the directors to exercise such powers and authority of the Board of Directors to the extent provided in such resolution and not prohibited by the Michigan Business Corporation Act for the management of the business and affairs of the Corporation. Such committee shall exist, and each member thereof shall serve, at the pleasure of the Board of Directors.

        Section 12. Other Committees. The Board of Directors shall establish a compensation committee and an audit committee, each composed of two (2) or more directors with such authority and responsibilities as are specified in the charters for those committees that are approved by the Board of Directors. In addition, the Board of Directors may, by resolution, establish such other committees from time to time as the directors think advisable with such purposes, authority and membership as may be set forth in the resolution establishing any such committee.

        Section 13. Directors Emeritus. Any director of the Corporation who has at least nine years of service as a director and who either resigns as a director or does not stand for reelection, shall be entitled to be considered for the position of "Director Emeritus." If nominated by the Nominating committee and elected by the Board of Directors, a Director Emeritus shall continue in that position for a period equal to the time served as a regular director or until an earlier resignation or death. During their tenure, Directors Emeritus shall be given notices of all meetings of the Board of Directors, and they shall perform such consulting services for the Corporation as the Board of Directors may reasonably request from time to time. Directors Emeritus shall be entitled to attend and participate in all such meetings of the Board of Directors, except that they may not vote and they shall not be counted for purposes of determining a quorum. Directors Emeritus shall receive the same annual retainer fee as is provided for regular directors and shall be entitled to reimbursement for expenses of attendance at meetings of the Board, but they shall receive no other compensation from the Corporation.

ARTICLE V.  OFFICERS

        Section 1. Designation of Officers. The officers of the Corporation shall consist of such officers as the Board of Directors shall determine from time to time, and may include a Chairman of the Board, a Chief Executive Officer, a President, a Secretary, a Treasurer, one or more Vice Presidents, and such other or different offices as may be established by the Board of Directors. The officers of the Corporation need not be directors or shareholders. Any two or more offices may be held by the same person, but an officer shall not execute, acknowledge or verify any instrument in more than one capacity if the instrument is required by law to be executed, acknowledged or verified by two or more officers.

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

        Section 6. Chief Executive Officer. The Chief Executive Officer of the Corporation shall have such authority and shall perform such duties in the management of the Corporation as are usually vested in or incident to the office of a chief executive officer of a corporation. In the absence or nonelection of the Chairman of the Board of Directors, the Chief Executive Officer shall preside at all meetings of the Board of Directors and meetings of the shareholders.

        Section 7. President. The President shall be the chief operating officer of the Corporation and shall have such authority and shall perform such duties in the management of the Corporation as from time to time may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

        Section 8. Vice Presidents. The Vice Presidents shall have such authority and shall perform such duties as shall be assigned to them by the Board of Directors and may be designated by such special titles as the Board of Directors shall approve.

        Section 9. Treasurer. The Treasurer, if one be elected, shall have such authority and responsibilities as may be determined by the Board of Directors from time to time.

        Section 10. Secretary. The Secretary shall give, or cause to be given, notice of all meetings of shareholders and directors and all other notices required by law or by these Bylaws, and in the case of his or her absence or refusal or neglect to do so, any such notice may be given by any person so directed by the Chief Executive Officer or by the directors. The Secretary shall maintain a record of all of the proceedings of minutes of shareholders, the Board of Directors and committees of the Board in one or more books provided for that purpose, and shall perform all duties incident to the office of Secretary, and such other duties as may be assigned by the Board of Directors.

        Section 11. Other Offices. Other officers elected by the Board of Directors shall have such authority and shall perform such duties in the management of the Corporation as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws. In addition, the Chairman of the Board and the Chief Executive Officer may jointly approve the employment of managerial employees for positions which may involve the use of the title of "Vice President" or some other official title, without the necessity of the Board of Directors' election of such person as an officer of the Corporation. In such case, such persons shall not constitute officers of the Corporation within the meaning of the Corporation's Articles of Incorporation or Bylaws, and they shall have such duties and authority as may be assigned to them by the Chairman and the Chief Executive Officer.

ARTICLE VI.  MISCELLANEOUS

        Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

        Section 2. Loans. No loans shall be contracted on behalf of the Corporation, and no evidences of indebtedness shall be issued in its name, unless authorized by a resolution of the Board of Directors. Such authorization may be general or confined to specific instances.

        Section 3. Checks. All checks, drafts, or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

        Section 4. Deposits. All funds of the Corporation, not otherwise employed, shall be deposited from time to time to the credit of the Corporation in such banks, trust companies, or other depositories as the Board of Directors may determine.

        Section 5. Fiscal Year. The fiscal year of this Corporation shall be as determined by the Board of Directors.

        Section 6. Waiver of Notice. Whenever any notice is required to be given under the provisions of any law, or the Articles of Incorporation for this Corporation, or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

        Section 7. Voting of Securities. Securities of another corporation or other equity interests standing in the name of this Corporation which are entitled to vote may be voted in person or by proxy by any executive officer of this Corporation or such other persons as may be designated by the Board of Directors.

        Section 8. Interpretation. Unless the context of these Bylaws otherwise requires, the terms used in these Bylaws shall have the meanings specified in, and these Bylaws shall be interpreted and construed in accordance with, the Michigan Business Corporation Act.

ARTICLE VII. AMENDMENTS

        These Bylaws may be amended, repealed or new Bylaws adopted either by a majority vote of the Board of Directors at any regular or special meeting of the Board, and without prior notice of intent to do so, or by majority vote of shareholders at any annual or special meeting, if notice of the proposed amendment, repeal, or adoption be contained in the notice of such meeting.

EXHIBIT 4(b)

SHAREHOLDER PROTECTION RIGHTS AGREEMENT

dated as of

March 29, 2002

between

X-RITE, INCORPORATED

and

EQUISERVE TRUST COMPANY, N.A.,

as Rights Agent

TABLE OF CONTENTS

ARTICLE I - CERTAIN DEFINITIONS.....................................................................................................................		1
1.1	Certain Definitions..................................................................................................................................	1
ARTICLE II - THE RIGHTS........................................................................................................................................		6
2.1	Summary of Rights..................................................................................................................................	6
2.2	Legend on Common Stock Certificates....................................................................................................	6
2.3	Exercise of Rights; Separation of Rights..................................................................................................	6
2.4	Adjustments to Exercise Price; Number of Rights...................................................................................	8
2.5	Date on Which Exercise is Effective.........................................................................................................	9
2.6	Execution, Authentication, Delivery and Dating of Rights Certificates...................................................	10
2.7	Registration, Registration of Transfer and Exchange................................................................................	10
2.8	Mutilated, Destroyed, Lost and Stolen Rights Certificates.....................................................................	11
2.9	Persons Deemed Owners.........................................................................................................................	11
2.10	Delivery and Cancellation of Certificates.................................................................................................	12
2.11	Agreement of Rights Holders...................................................................................................................	12
ARTICLE III - ADJUSTMENTS TO THE RIGHTS IN THE EVENT OF CERTAIN TRANSACTIONS.............		13
3.1	Flip-in.......................................................................................................................................................	13
3.2	Flip-over...................................................................................................................................................	14
ARTICLE IV - THE RIGHTS AGENT.........................................................................................................................		15
4.1	General......................................................................................................................................................	15
4.2	Merger or Consolidation or Change of Name of Rights Agent.................................................................	16
4.3	Duties of Rights Agent.............................................................................................................................	16
4.4	Change of Rights Agent............................................................................................................................	18
ARTICLE V - MISCELLANEOUS...............................................................................................................................		18
5.1	Redemption..............................................................................................................................................	18

i

5.2	Expiration................................................................................................................................................	19
5.3	Issuance of New Rights Certificates.......................................................................................................	19
5.4	Supplements and Amendments..............................................................................................................	19
5.5	Fractional Shares.....................................................................................................................................	19
5.6	Rights of Action......................................................................................................................................	19
5.7	Holder of Rights Not Deemed a Shareholder..........................................................................................	20
5.8	Notice of Proposed Actions...................................................................................................................	20
5.9	Notices....................................................................................................................................................	20
5.10	Suspension of Exercisability...................................................................................................................	21
5.11	Costs of Enforcement..............................................................................................................................	21
5.12	Successors...............................................................................................................................................	21
5.13	Benefits of this Agreement......................................................................................................................	21
5.14	Descriptive Headings...............................................................................................................................	21
5.15	Governing Law.........................................................................................................................................	21
5.16	Counterparts............................................................................................................................................	21
5.17	Severability..............................................................................................................................................	21

ii

EXHIBITS

EXHIBIT A	Form of Rights Certificate (Together with Form of Election of Exercise)
EXHIBIT B	Form of Certificate of Adoption of Resolution Establishing Series of Shares of Participating Junior Preferred Stock

iii

SHAREHOLDER PROTECTION RIGHTS AGREEMENT

        SHAREHOLDER PROTECTION RIGHTS AGREEMENT (this “Agreement”), dated as of March 29, 2002, between X-RITE, INCORPORATED, a Michigan corporation (the “Company”), and EQUISERVE TRUST COMPANY, N.A., as Rights Agent (“Rights Agent”), which term shall include any successor Rights Agent hereunder;

        WHEREAS, the Board of Directors of the Company (a) authorized and declared a dividend of one right (“Right”) in respect of each share of Common Stock (as hereinafter defined) held of record as of the close of business on March 29, 2002 (the “Record Time”) and (b) authorized the issuance of one Right in respect of each share of Common Stock issued after the Record Time and prior to the Separation Time (as hereinafter defined);

        WHEREAS, each Right entitles the holder thereof after the Separation Time, to purchase securities of the Company (or, in certain cases, of certain other entities) pursuant to the terms and subject to the conditions set forth herein; and

        WHEREAS, the Company desires to appoint the Rights Agent to act on behalf of the Company, and the Rights Agent was willing so to act, in connection with the issuance, transfer, exchange and replacement of Rights Certificates (as hereinafter defined), the exercise of Rights and other matters referred to herein;

        NOW THEREFORE, in consideration of the premises and the respective agreements set forth herein, the parties hereby agree as follows:

ARTICLE I - CERTAIN DEFINITIONS

        1.1      Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

        “Acquiring Person” shall mean any Person who or which, together with all Affiliates and Associates, is a Beneficial Owner of 15% or more of the outstanding shares of Common Stock; provided, however, that the term “Acquiring Person” shall not include (i) the Company, (ii) any Subsidiary of the Company, (iii) any Person who shall become the Beneficial Owner of 15% or more of the outstanding shares of Common Stock solely as a result of an acquisition by the Company of shares of Common Stock, until such time thereafter as such Person shall become the Beneficial Owner (other than by means of a stock dividend or stock split) of any additional shares of Common Stock, and (iv) any such Person who has reported or is required to report such ownership (but less than 20%) on Schedule 13G under the Exchange Act (or any comparable or successor report) or on Schedule 13D under the Exchange Act (or any comparable or successor report) which Schedule 13D does not state any intention to or reserve the right to control or influence the management or policies of the Company or engage in any of the actions specified in Item 4 of such Schedule (other than the disposition of the Common Stock) and, within 10 Business Days of being requested by the Company to advise it regarding the same, certifies to the Company that such Person acquired shares of Common Stock representing in excess of 14.9% of the outstanding Common Stock inadvertently or without knowledge of the terms of the

Rights and who, together with all Affiliates and Associates, thereafter does not acquire additional shares of Common Stock while the Beneficial Owner of 15% or more of the shares of Common Stock then outstanding, provided, however, that if the Person described in this clause (iv) is required to so certify and fails to do so within 10 Business Days, then such Person shall become an Acquiring Person immediately after such 10 Business Day period. Notwithstanding the foregoing, if the Board of Directors of the Company determines in good faith that a Person who would otherwise be an “Acquiring Person,” as defined pursuant to the foregoing provisions of this Agreement, has become such inadvertently, and such Person divests as promptly as practicable a sufficient number of shares of Common Stock so that such Person would no longer be an “Acquiring Person,” as defined pursuant to the foregoing provisions of this Agreement, then such Person shall not be deemed an “Acquiring Person” for any purposes of this Agreement. The determination of whether such a Person has become an Acquiring Person in an inadvertent manner, and the determination of whether the divestment of sufficient shares shall have been made as promptly as practicable after becoming an inadvertent Acquiring Person, shall be made by a majority vote of the Board of Directors of the Company.

        “Affiliate” and “Associate” shall have the respective meanings ascribed to such terms in Rule 12b-2 under the Securities Exchange Act of 1934, as such Rule is in effect on the date of this Agreement.

        A Person shall be deemed the “Beneficial Owner,” and to have “Beneficial Ownership,” of, and to “Beneficially Own,” any securities as to which such Person or any of such Person’s Affiliates or Associates is or may be deemed to be the beneficial owner pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as such Rules are in effect on the date of this Agreement, as well as any securities as to which such Person or any of such Person’s Affiliates or Associates has the right to become Beneficial Owner (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, rights (other than the Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the “Beneficial Owner,” or to have “Beneficial Ownership,” of, or to “Beneficially Own,” any security (i) solely because such security has been tendered pursuant to a tender or exchange offer made by such Person or any of such Person’s Affiliates or Associates until such tendered security is accepted for payment or exchange, (ii) solely because such Person or any of such Person’s Affiliates or Associates has or shares the power to vote or direct the voting of such security pursuant to a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations under the Securities Exchange Act of 1934, except if such power (or the arrangements relating thereto) is then reportable under Item 6 of Schedule 13D under the Securities Exchange Act of 1934 (or any similar provision of a comparable or successor report), (iii) solely because of the grant by the Company to such Person, in connection with the execution of an agreement to acquire the Company, of options to acquire such security, or (iv) held for or pursuant to the terms of any employee stock ownership or other employee benefit plan of the Company or a majority-owned Subsidiary of the Company. For purposes of this Agreement, in determining the percentage of the outstanding shares of Common Stock with respect to which a Person is the Beneficial Owner, all shares as to which such Person is deemed the Beneficial Owner shall be deemed outstanding.

        “Business Day” shall mean any day other than a Saturday, Sunday or a day on which banking institutions in New York, New York, or Grandville, Michigan, are generally authorized or obligated by law or executive order to close.

        “Close of business” on any given date shall mean the time on such date (or, if such date is not a Business Day, the time on the next succeeding Business Day) at which the offices of the transfer agent for the Common Stock (or, after the Separation Time, the offices of the Rights Agent) are closed to the public.

        “Common Stock” shall mean the shares of Common Stock, $.10 par value, of the Company.

        “Exercise Price” shall mean, as of any date, the price at which a holder may purchase the securities issuable upon exercise of one whole Right. Until adjustment thereof in accordance with the terms hereof, the Exercise Price shall equal $30.00.

        “Expiration Time” shall mean the earlier of (i) the Redemption Time or (ii) the close of business on March 29, 2012.

        “Flip-in Date” shall mean any Stock Acquisition Date which is not the result of a Flip-over Transaction or Event or such later date (not beyond the thirtieth day after such Stock Acquisition Date) as the Board of Directors of the Company may from time to time fix by resolution adopted prior to the Flip-in Date.

        “Flip-over Stock” of any Person shall mean the capital stock (or similar equity interest) with the greatest voting power in respect of the election of directors (or other Persons similarly responsible for the direction of the business and affairs) of such Person or, if such Person is a Subsidiary of another Person, the Person or Persons which ultimately controls such first-mentioned Person.

        “Flip-over Transaction or Event” shall mean a transaction or series of transactions after the time when an Acquiring Person has become such in which, directly or indirectly, (A) the Company shall consolidate with or merge with or into the Acquiring Person or any other Person acting together in any respect with the Acquiring Person, or the Acquiring Person or any other Person acting together in any respect with the Acquiring Person shall merge with or into the Company, (B) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer) assets (i) aggregating more than 50% of the assets (measured by either book value or fair market value) or (ii) generating more than 50% of the operating income or cash flow, of the Company and its Subsidiaries (taken as a whole) to the Acquiring Person or any other Person acting together in any respect with the Acquiring Person (provided that for purposes of clauses (A) and (B), but without limitation, a Person shall be deemed to be acting together in any respect with an Acquiring Person if such Person enters into any transaction of the type described in clause (A) or (B) within one year after the time the Acquiring Person has become such, unless (x) such transaction was initiated by the Company and (y) the Acquiring Person or any Person acting together in any respect with the Acquiring Person has not acquired control of the Board of Directors of the Company), (C) any Acquiring Person shall (i) sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise acquire or dispose of, to, from, or with, as the case may be, the Company or any of its Subsidiaries, over any period of 12 consecutive calendar months, assets or liabilities (x) having an aggregate fair market value of more than $15,000,000, or (y) on terms and conditions less favorable to the Company than the Company would be able to obtain through arms-length negotiations with an unaffiliated third party, (ii) receive any compensation for services from the Company or any of its Subsidiaries, other than compensation for full-time employment as a regular employee at rates in accordance with the Company’s (or its Subsidiaries’) past practices, or (iii) receive the benefit, directly or indirectly (except proportionately as a shareholder), over any period of 12 consecutive calendar months, of any loans, advances, guarantees, pledges, insurance, reinsurance or other financial assistance or any tax credits or other tax advantage provided by the Company or any of its Subsidiaries involving an aggregate principal amount in excess of $15,000,000, or an aggregate cost or transfer of benefits from the Company or any of its Subsidiaries in excess of $15,000,000 or, in any case, on terms and conditions less favorable to the Company than the Company would be able to obtain through arms-length negotiations with a third party, or (D) as a result of any reclassification of securities (including any reverse stock split), or recapitalization, of the Company, or any merger or consolidation of the Company with any of its Subsidiaries or any other transaction or series of transactions (whether or not with or into or otherwise involving an Acquiring Person), the proportionate share of the outstanding shares of any class of equity or convertible securities of the Company or any of its Subsidiaries which is directly or indirectly owned by any Acquiring Person is increased by more than 1%. For purposes of the foregoing description, the term “Acquiring Person” shall include any Acquiring Person and its Affiliates and Associates (other than the Company, a wholly owned Subsidiary of the Company or an employee stock ownership or other employee benefit plan of the Company or a wholly owned Subsidiary of the Company), counted together as a single Person.

        “Junior Preferred Stock” shall mean the series of Junior Participating Preferred Stock, without par value, of the Company created by a Certificate of Adoption of Resolution establishing a series of shares of preferred stock of the Company in substantially the form set forth in Exhibit B hereto appropriately completed.

        “Market Price” per share of any security on any date (the “Determination Date”) shall mean the arithmetic average of the daily closing prices per share of such security (determined as described below) on each of the 20 consecutive Trading Days through and including the Trading Day immediately preceding the Determination Date; provided, however, that if an event of a type analogous to any of the events described in Section 2.4 hereof shall have caused the closing price on one or more Trading Days during such period of 20 Trading Days not to be fully comparable with the closing price on the Determination Date, each such closing price so used shall be appropriately adjusted in order to make it fully comparable with the closing price on the Determination Date. The closing price per share of any security on any date shall be the last reported sale price, regular way, or, in case no such sale takes place or is reported on such date, the average of the closing bid and asked prices, regular way, for such security, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange, Inc. or, if such security is not listed or admitted to trading on the New York Stock Exchange, Inc., as reported in the principal consolidated transaction system with respect to securities listed on the principal national securities exchange on which such security is listed or admitted to trading or, if such security is not listed or admitted to trading on any national securities exchange, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”) or such other self-regulatory organization or registered securities information processor (as such terms are used under the Securities Exchange Act of 1934) as then reports trading information concerning such security, or, if on any such date such security is not listed or admitted to trading on any national securities exchange or quoted by any such organization, the average of the closing bid and asked prices as furnished by any registered securities dealer that is a market maker (as such term is used under the Securities Exchange Act of 1934) in such security and which is selected by the Board of Directors of the Company; provided, however, that if on any such date such security is not listed or admitted to trading on a national securities exchange or traded in the over-the-counter market, the closing price of such security on such date shall mean the fair value of such security on such date as determined in good faith by the Board of Directors of the Company, after consultation with a nationally recognized investment banking firm, and set forth in a certificate delivered to the Rights Agent.

        “Person” shall mean any individual, firm, partnership, association, group (as such term is used in Rule 13d-5 under the Securities Exchange Act of 1934, as such Rule is in effect on the date of this Agreement), corporation, or other entity.

        "Record Time" shall mean March 29, 2002.

        "Redemption Price" shall mean an amount equal to $.005.

        “Redemption Time” shall mean the time at which the right to exercise the Rights shall terminate pursuant to Section 5.1 hereof.

        “Separation Time” shall mean the close of business on the earlier of (i) the later of (A) the tenth day after the date on which any Person (other than the Company, a majority-owned Subsidiary of the Company or an employee stock ownership or other employee benefit plan of the Company or of a majority-owned Subsidiary of the Company) commences a tender or exchange offer which, if consummated, would result in such Person’s becoming an Acquiring Person, or (B) such later date as the Board of Directors of the Company may from time to time fix by resolution adopted prior to the Separation Time, or (ii) the Flip-in Date; provided that, if the foregoing results in the Separation Time being prior to the Record Time, the Separation Time shall be the Record Time and provided further that, if any tender or exchange offer referred to in clause (i) of this definition is cancelled, terminated or otherwise withdrawn prior to the Separation Time, such offer shall be deemed, for purposes of this definition, never to have been made. Notwithstanding the foregoing, any tender or exchange offer referred to in clause (i) of this definition that has been approved by the Board of Directors of the Company prior to such offer being made to the Company’s shareholders, shall not cause the occurrence of a Separation Time.

        “Stock Acquisition Date” shall mean the first date of public announcement by the Company (by any means) or by an Acquiring Person (by means of filing a Schedule l3D under the Securities Act of 1934 [or any comparable or successor report or schedule] or an amendment thereto) that an Acquiring Person has become such.

        “Subsidiary” of any specified Person shall mean any corporation or other entity of which a majority of the voting power of the equity securities ordinarily having voting power in respect of the election of directors (or other Persons similarly responsible for the direction of the business and affairs) of such corporation or other entity, or a majority of the equity interest is Beneficially Owned, directly or indirectly, by such Person.

        “Trading Day,” when used with respect to any security, shall mean a day on which the New York Stock Exchange, Inc. is open for the transaction of business or, if such security is not listed or admitted to trading on the New York Stock Exchange, Inc., a day on which the principal national securities exchange on which such security is listed or admitted to trading is open for the transaction of business or, if such security is not listed or admitted to trading on any national securities exchange, a Business Day.

ARTICLE II - THE RIGHTS

        2.1      Summary of Rights. As soon as practicable after the Record Time, the Company will mail a copy of a letter to shareholders again summarizing the terms of the Rights to each holder of record of Common Stock as of the Record Time, at such holder’s address as shown by the records of the Company.

        2.2      Legend on Common Stock Certificates. Certificates for the Common Stock issued after the Record Time but prior to the Separation Time shall evidence one Right for each share of Common Stock represented thereby and shall have impressed on, printed on, written on or otherwise affixed to them the following legend:

Until the Separation Time (as defined in the Rights Agreement referred to below), this certificate also evidences and entitles the holder hereof to certain Rights as set forth in a Rights Agreement, dated as of March 29, 2002 (as such may be amended from time to time, the “Rights Agreement”), between X-Rite, Incorporated (the “Company”) and EquiServe Trust Company, N.A., as Rights Agent, the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of the Company. Under certain circumstances, as set forth in the Rights Agreement, such Rights may be redeemed, may be exchanged for shares of Common Stock or other securities or assets of the Company, may expire, may become void (if they are “Beneficially Owned” by an “Acquiring Person” or an Affiliate or Associate thereof, as such terms are defined in the Rights Agreement, or by any transferee of any of the foregoing) or may be evidenced by separate certificates and may no longer be evidenced by this certificate. The Company will mail or arrange for the mailing of a copy of the Rights Agreement to the holder of this certificate without charge within five days after the receipt of a written request therefor.

Certificates representing shares of Common Stock that are issued and outstanding at the Record Time shall evidence one Right for each share of Common Stock evidenced thereby notwithstanding the absence of the foregoing legend.

        2.3      Exercise of Rights; Separation of Rights.

(a) Subject to adjustment as herein set forth, each Right will entitle the holder thereof, after the Separation Time, to purchase, for the Exercise Price, one one-hundredth of a share of Junior Preferred Stock.

(b) Until the Separation Time, (i) no Right may be exercised and (ii) each Right will be evidenced by the certificate for the associated share of Common Stock and will be transferable only together with, and will be transferred by a transfer of, such associated share. Notwithstanding any other provision of this Agreement, any Rights held by the Company or any of its Subsidiaries other than in a fiduciary capacity shall not be exercisable. Nothing in the preceding sentence shall be construed as limiting the right of the Company and it Subsidiaries to acquire or transfer Rights.

(c) Subject to the terms and conditions herein set forth, after the Separation Time and prior to the Expiration Time, the Rights (i) may be exercised and (ii) may be transferred independently of the shares of Common Stock in respect of which they were originally issued. Promptly following the Separation Time, the Rights Agent will mail to each holder of record of Common Stock as of the Separation Time, at such holder’s address as shown by the records of the Company (the Company hereby agreeing to furnish copies of such records to the Rights Agent for this purpose), (x) a certificate (a “Rights Certificate”) in substantially the form of Exhibit A hereto appropriately completed, representing the number of Rights held by such holder at the Separation Time and having such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any law or with any rule or regulation made pursuant thereto or with any rule or regulation of any national securities exchange or other self-regulatory organization (as such terms are used under the Securities Exchange Act of 1934) on which the Rights may from time to time be listed or through which the Rights may from time to time be traded, or to conform to usage, and (y) a disclosure statement describing the Rights.

(d) Subject to Sections 2.3(b) and 5.10, Rights may be exercised on any Business Day after the Separation Time and prior to the Expiration Time by submitting to the Rights Agent the Rights Certificate evidencing such Rights with an Election to Exercise (an “Election to Exercise”) substantially in the form attached to the Rights Certificate duly completed, accompanied by payment in cash, or by certified or official bank check or money order payable to the order of the Company, of a sum equal to the Exercise Price multiplied by the number of Rights being exercised together with a sum sufficient to cover any transfer tax or charge which may be payable in respect of any transfer involved in the transfer or delivery of Rights Certificates or the issuance or delivery of certificates for shares or depositary receipts (or both) in a name other than that of the holder of the Rights being exercised.

(e) Upon receipt of a Rights Certificate, with an Election to Exercise accompanied by payment as set forth in Section 2.3(d) above, and subject to the conditions set forth in this Agreement, the Rights Agent will thereupon promptly (i) (A) requisition from a transfer agent for the stock or other securities purchasable upon exercise of the Rights certificates evidencing such number of shares or other securities to be purchased (the Company hereby irrevocably authorizing its transfer agents to comply with all such requisitions) and (B) if the Company elects pursuant to Section 5.5 hereof not to issue certificates representing fractional shares, requisition from the depositary selected by the Company depositary receipts representing the fractional shares to be purchased or requisition from the Company the amount of cash to be paid in lieu of fractional shares in accordance with Section 5.5 hereof and (ii) after receipt of such certificates, depositary receipts and/or cash, deliver the same to or upon the order of the registered holder of such Rights Certificate, registered (in the case of certificates or depositary receipts) in such name or names as may be designated by such holder.

(f) In case the holder of any Rights shall exercise less than all the Rights evidenced by such holder’s Rights Certificate, a new Rights Certificate evidencing the Rights remaining unexercised will be issued by the Rights Agent to such holder or to such holder’s duly authorized assigns.

(g) The Company covenants and agrees that it will (i) cause to be kept available until the Expiration Time out of its authorized and unissued shares of capital stock a number of shares of preferred stock that will be sufficient to permit the creation and establishment of the Junior Preferred Stock and the exercise in full of all outstanding Rights; (ii) immediately upon the occurrence of the Separation Time, file with the Michigan Department of Consumer & Industry Services a Certificate of Adoption of Resolution establishing a series of shares in substantially the form set forth in Exhibit B hereto and take all such further action as may be necessary to create and establish the Junior Preferred Stock; (iii) take all such action as may be necessary to ensure that all shares delivered upon exercise of Rights shall, at the time of delivery thereof (subject to payment of the Exercise Price), be duly and validly authorized, executed, issued and delivered and fully paid and nonassessable; (iv) take all such action as may be necessary to ensure that all securities other than shares delivered upon exercise of Rights shall, at the time of delivery thereof (subject to payment of the Exercise Price), be duly and validly authorized, executed, issued and delivered and valid and binding obligations of the issuer thereof; (v) take all such action as may be necessary to comply with any applicable requirements of the Securities Act of 1933 or the Securities Exchange Act of 1934, and the rules and regulations thereunder, and any other applicable law, rule or regulation, in connection with the issuance of any shares upon exercise of Rights; (vi) use its best efforts to cause all shares and other securities issued upon exercise of Rights to be listed on a national securities exchange or traded in the over-the-counter market, as reported by Nasdaq or another self-regulatory organization or registered securities information processor (as such terms are used under the Securities Exchange Act of 1934), upon issuance; and (vii) pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the original issuance or delivery of the Rights Certificates or of any shares issued upon the exercise of Rights, provided that the Company shall not be required to pay any transfer tax or charge which may be payable in respect of any transfer involved in the transfer or delivery of Rights Certificates or the issuance or delivery of certificates for shares in a name other than that of the holder of the Rights being transferred or exercised.

        2.4      Adjustments to Exercise Price; Number of Rights.

(a) In the event the Company shall at any time after the Record Time and prior to the Separation Time (i) declare or pay a dividend on Common Stock payable in Common Stock, (ii) subdivide the outstanding Common Stock or (iii) combine the outstanding Common Stock into a smaller number of shares of Common Stock, (x) the

Exercise Price in effect after such adjustment will be equal to the Exercise Price in effect immediately prior to such adjustment divided by the number of shares of Common Stock (the “Expansion Factor”) that a holder of one share of Common Stock immediately prior to such dividend, subdivision or combination would hold thereafter as a result thereof and (y) each Right held prior to such adjustment will become that number of Rights equal to the Expansion Factor, and the adjusted number of Rights will be deemed to be distributed among the shares of Common Stock with respect to which the original Rights were associated (if they remain outstanding) and the shares issued in respect of such dividend, subdivision or combination, so that each such share of Common Stock will have exactly one Right associated with it. Each adjustment made pursuant to this paragraph shall be made as of the payment or effective date for the applicable dividend, subdivision or combination.

In the event the Company shall at any time after the Record Time and prior to the Separation Time issue any shares of Common Stock otherwise than in a transaction referred to in the preceding paragraph, each such share of Common Stock so issued shall automatically have one new Right associated with it, which Right shall be evidenced by the certificate representing such share.

(b) In the event the Company shall at any time after the Record Time and prior to the Separation Time issue or distribute any securities or assets in respect of, in lieu of or in exchange for Common Stock (other than pursuant to a regular periodic cash dividend or a dividend paid solely in Common Stock) whether by dividend, in a reclassification or recapitalization (including any such transaction involving a merger, consolidation or binding share exchange), or otherwise, the Company shall make such adjustments, if any, in the Exercise Price, number of Rights and/or securities or other property purchasable upon exercise of Rights as the Board of Directors of the Company, in its sole discretion, may deem to be appropriate under the circumstances in order to adequately protect the interests of the holders of Rights generally, and the Company and the Rights Agent shall amend this Agreement as necessary to provide for such adjustments.

(c) Each adjustment to the Exercise Price made pursuant to this Section 2.4 shall be calculated to the nearest cent. Whenever an adjustment to the Exercise Price is made pursuant to this Section 2.4, the Company shall (i) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (ii) promptly file with the Rights Agent and with each transfer agent for the Common Stock a copy of such certificate and (iii) mail a brief summary thereof to each holder of Rights.

(d) Irrespective of any adjustment or change in the securities purchasable upon exercise of the Rights, the Rights Certificates theretofore and thereafter issued may continue to express the securities so purchasable which were expressed in the initial Rights Certificates issued hereunder.

        2.5      Date on Which Exercise is Effective. Each person in whose name any certificate for shares is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of the shares represented thereby on, and such certificate shall be dated, the date upon which the Rights Certificate evidencing such Rights was duly surrendered and payment of the Exercise Price for such Rights (and any applicable taxes and other governmental charges payable by the exercising holder hereunder) was made; provided, however, that if the date of such surrender and payment is a date upon which the stock transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding Business Day on which the stock transfer books of the Company are open.

        2.6      Execution, Authentication, Delivery and Dating of Rights Certificates.

(a) The Rights Certificates shall be executed on behalf of the Company by its Chairman of the Board, Chief Executive Officer, President, or one of its Vice Presidents, and by its Secretary or Treasurer. The signature of any of these officers on the Rights Certificates may be manual or facsimile.

Rights Certificates bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the countersignature and delivery of such Rights Certificates.

Promptly after the Company learns of the Separation Time, the Company will notify the Rights Agent of such Separation Time and will deliver Rights Certificates executed by the Company to the Rights Agent for countersignature, and the Rights Agent shall manually countersign and deliver such Rights Certificates to the holders of the Rights pursuant to Section 2.3(c) hereof. No Rights Certificate shall be valid for any purpose until manually countersigned by the Rights Agent.

(b) Each Rights Certificate shall be dated the date of countersignature thereof.

        2.7      Registration, Registration of Transfer and Exchange.

(a) After the Separation Time, the Company will cause to be kept a register (the “Rights Register”) in which, subject to such reasonable regulations as it may prescribe, the Company will provide for the registration and transfer of Rights. The Rights Agent is hereby appointed “Rights Registrar” for the purpose of maintaining the Rights Register for the Company and registering Rights and transfers of Rights after the Separation Time as herein provided. In the event that the Rights Agent shall cease to be the Rights Registrar, the Rights Agent will have the right to examine the Rights Register at all reasonable times after the Separation Time.

After the Separation Time and prior to the Expiration Time, upon surrender for registration of transfer or exchange of any Rights Certificate, and subject to the provisions of Section 2.7(c) below, the Company will execute, and the Rights Agent will countersign and deliver, in the name of the holder or the designated transferee or transferees, as required pursuant to the holder’s instructions, one or more new Rights Certificates evidencing the same aggregate number of Rights as did the Rights Certificate so surrendered.

(b) Except as otherwise provided in Section 3.1(b) hereof, all Rights issued upon any registration, transfer, or exchange of Rights Certificates shall be the valid obligations of the Company, and such Rights shall be entitled to the same benefits under this Agreement as the Rights surrendered upon such registration of transfer or exchange.

(c) Every Rights Certificate surrendered for registration of transfer or exchange shall be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company or the Rights Agent, as the case may be, duly executed by the holder thereof or such holder’s attorney duly authorized in writing. As a condition to the issuance of any new Rights Certificate under this Section 2.7, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

(d) The Company shall not be required to register the transfer or exchange of any Rights after the Rights have been redeemed under Section 5.1 hereof or become void pursuant to Section 3.1(b) hereof.

        2.8      Mutilated, Destroyed, Lost and Stolen Rights Certificates.

(a) If any mutilated Rights Certificate is surrendered to the Rights Agent prior to the Expiration Time, the Company shall execute and the Rights Agent shall countersign and deliver in exchange therefor a new Rights Certificate evidencing the same number of Rights as did the Rights Certificate so surrendered.

(b) If there shall be delivered to the Company and the Rights Agent prior to the Expiration Time (i) evidence to their satisfaction of the destruction, loss or theft of any Rights Certificate and (ii) such security or indemnity as may be required by them to save each of them and any of their agents harmless, then, in the absence of notice to the Company or the Rights Agent that such Rights Certificate has been acquired by a bona fide purchaser, the Company shall execute and upon its request the Rights Agent shall countersign and deliver, in lieu of any such destroyed, lost or stolen Rights Certificate, a new Rights Certificate evidencing the same number of Rights as did the Rights Certificate so destroyed, lost or stolen.

(c) As a condition to the issuance of any new Rights Certificate under this Section 2.8, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Rights Agent) connected therewith.

(d) Every new Rights Certificate issued pursuant to this Section 2.8 in lieu of any destroyed, lost or stolen Rights Certificate shall evidence an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Rights Certificate shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Agreement equally and proportionately with any and all other Rights duly issued hereunder.

        2.9      Persons Deemed Owners. Prior to due presentment of a Rights Certificate (or, prior to the Separation Time, the associated Common Stock certificate) for registration of transfer, the Company, the Rights Agent and any agent of the Company or the Rights Agent may deem and treat the person in whose name such Rights Certificate (or, prior to the Separation Time, such Common Stock certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby for all purposes whatsoever, and neither the Company nor the Rights Agent shall be affected by any notice to the contrary. As used in this Agreement, unless the context otherwise requires, the term “holder” of any Rights shall mean the registered holder of such Rights (or, prior to the Separation Time, the associated shares of Common Stock).

        2.10      Delivery and Cancellation of Certificates. All Rights Certificates surrendered upon exercise or for redemption, registration of transfer or exchange shall, if surrendered to any person other than the Rights Agent, be delivered to the Rights Agent and, in any case, shall be promptly cancelled by the Rights Agent. The Company may at any time deliver to the Rights Agent for cancellation any Rights Certificates previously countersigned and delivered hereunder which the Company may have acquired in any manner whatsoever, and all Rights Certificates so delivered shall be promptly cancelled by the Rights Agent. No Rights Certificates shall be countersigned in lieu of or in exchange for any Rights Certificates cancelled as provided in this Section 2.10, except as expressly permitted by this Agreement. The Rights Agent shall return all cancelled Rights Certificates to the Company.

        2.11      Agreement of Rights Holders. Every holder of Rights by accepting the same consents and agrees with the Company and the Rights Agent and with every other holder of Rights that:

(a) prior to the Separation Time, each Right will be transferable only together with, and will be transferred by a transfer of, the associated share of Common Stock;

(b) after the Separation Time, the Rights Certificates will be transferable only on the Rights Register as provided herein;

(c) prior to due presentment of a Rights Certificate (or, prior to the Separation Time, the associated Common Stock certificate) for registration of transfer, the Company, the Rights Agent and any agent of the Company or the Rights Agent may deem and treat the person in whose name the Rights Certificate (or, prior to the Separation Time, the associated Common Stock certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby for all purposes whatsoever, and neither the Company nor the Rights Agent shall be affected by any notice to the contrary;

(d) Rights beneficially owned by certain Persons will, under the circumstances set forth in Section 3.1(b), become void; and

(e) this Agreement may be supplemented or amended from time to time pursuant to Section 2.4(b) or 5.4 hereof.

ARTICLE III - ADJUSTMENTS TO THE RIGHTS IN THE EVENT OF CERTAIN TRANSACTIONS

        3.1      Flip-in.

(a) In the event that prior to the Expiration Time a Flip-in Date shall occur, then, if applicable law permits Rights owned by certain Persons referred to in Section 3.1(b) hereof to become void pursuant to the provisions thereof, the Company shall take such action as shall be necessary to ensure and provide that, except as provided below, each Right shall constitute the right to purchase from the Company, upon exercise thereof in accordance with the terms hereof (but subject to Section 5.10 hereof), that number of shares of Common Stock having an aggregate Market Price on the Stock Acquisition Date equal to twice the Exercise Price for an amount in cash equal to the Exercise Price (such right to be appropriately adjusted in order to protect the interests of the holders of Rights generally in the event that on or after such Stock Acquisition Date an event of a type analogous to any of the events described in Section 2.4(a) or (b) shall have occurred with respect to the Common Stock).

(b) Notwithstanding the foregoing, to the extent permitted by applicable law, any Rights that are or were Beneficially Owned on or after the Stock Acquisition Date by an Acquiring Person or an Affiliate or Associate thereof or by any transferee, direct or indirect, of any of the foregoing shall become void and any holder of such Rights (including transferees) shall thereafter have no right to exercise or transfer such Rights. If any Rights Certificate is presented for assignment or exercise and the Person presenting the same does not complete the certification set forth at the end of the form of assignment or notice of election to exercise and provide such additional evidence of the identity of the Beneficial Owner and its Affiliates and Associates (or former Beneficial Owners and their Affiliates and Associates) as the Company shall reasonably request, then the Company shall be entitled to conclusively deem the Beneficial Owner thereof to be an Acquiring Person or an Affiliate or Associate thereof or a transferee of any of the foregoing and accordingly will, to the extent permitted by applicable law, deem the Rights evidenced thereby to be void and not transferable or exercisable.

(c) The Board of Directors of the Company may, at its option, at any time after a Flip-in Date and prior to the time that an Acquiring Person becomes the Beneficial Owner of more than 50% of the outstanding shares of Common Stock, but only if applicable law permits Rights owned by certain Persons referred to in Section 3.1(b) hereof to become void pursuant to the provisions thereof, elect to exchange all (but not less than all) the then outstanding Rights (which shall not include Rights that have become void pursuant to the provisions of Section 3.1(b)) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted in order to protect the interests of holders of Rights generally in the event that after the Separation Time an event of a type analogous to any of the events described in Section 2.4(a) or (b) shall have occurred with respect to the Common Stock (such exchange ratio, as adjusted from time to time, being hereinafter referred to as the “Exchange Ratio”).

Immediately upon the action of the Board of Directors of the Company electing to exchange the Rights, without any further action and without any notice, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive a number of shares of Common Stock equal to the Exchange Ratio. Promptly after the action of the Board of Directors electing to exchange the Rights, the Company shall give notice thereof (specifying the steps to be taken to receive shares of Common Stock in exchange for Rights) to the Rights Agent and the holders of the then outstanding Rights by mailing such notice in accordance with Section 5.9.

(d) Whenever the Company shall become obligated under Section 3.1(a) or (c) to issue shares of Common Stock upon exercise of or in exchange for Rights, the Company, at its option, may substitute therefor shares of Junior Preferred Stock, at a ratio of one one-hundredth of a share of Junior Preferred Stock for each share of Common Stock so issuable.

(e) In the event that there shall not be sufficient treasury shares or authorized but unissued shares of Common Stock or Junior Preferred Stock of the Company to permit the exercise or exchange in full of the Rights in accordance with Section 3.1(a) or (c), the Company shall either (i) cause sufficient additional shares to be authorized (provided that if such authorization is not obtained, the Company will take the action specified in clause (ii) of this sentence) or (ii) take such action as shall be necessary to ensure and provide, to the extent permitted by applicable law and any agreements or instruments in effect on the Stock Acquisition Date to which it is a party, that each Right shall thereafter constitute the right to receive, (x) at the Company’s option, either (A) in return for the Exercise Price, debt or equity securities or other assets (or a combination thereof) having a fair value equal to twice the Exercise Price, or (B) without payment of consideration (except as otherwise required by applicable law), debt or equity securities or other assets (or a combination thereof) having a fair value equal to the Exercise Price, or (y) if the Board of Directors of the Company elects to exchange the Rights in accordance with Section 3.1(c), debt or equity securities or other assets (or a combination thereof) having a fair value equal to the product of the Market Price of a share of Common Stock on the Flip-in Date times the Exchange Ratio in effect on the Flip-in Date, where in any case set forth in (x) or (y) above the fair value of such debt or equity securities or other assets shall be as determined in good faith by the Board of Directors of the Company, after consultation with a nationally recognized investment banking firm.

        3.2      Flip-over.

(a) Prior to the Expiration Time the Company shall not enter into any agreement with any Acquiring Person with respect to, or consummate or permit to occur, any Flip-over Transaction or Event, unless and until it shall have entered into a supplemental agreement with the Person engaging in such Flip-over Transaction or Event (the “Flip-over Entity”) for the benefit of the holders of the Rights, providing that, upon consummation or occurrence of the Flip-over Transaction or Event (i) each Right shall thereafter constitute the right to purchase from the Flip-over Entity, upon exercise thereof in accordance with the terms hereof, that number of shares of Flip-over Stock of the Flip-over Entity having an aggregate Market Price on the date of consummation or occurrence of such Flip-over Transaction or Event equal to twice the Exercise Price for an amount in cash equal to the Exercise Price (such right to be appropriately adjusted in order to protect the interests of the holders of Rights generally in the event that after such date of consummation or occurrence an event of a type analogous to any of the events described in Section 2.4(a) or (b) shall have occurred with respect to the Flip-over Stock) and (ii) the Flip-over Entity shall thereafter be liable for, and shall assume, by virtue of such Flip-over Transaction or Event and such supplemental agreement, all the obligations and duties of the Company pursuant to this Agreement. The provisions of this Section 3.2 shall apply to successive Flip-over Transactions or Events.

(b) Prior to the Expiration Time, unless the Rights will be redeemed pursuant to Section 5.1 hereof in connection therewith, the Company shall not enter into any agreement with respect to, or consummate or permit to occur, any Flip-over Transaction or Event if at the time thereof there are any rights, warrants or securities outstanding or any other arrangements, agreements or instruments which would eliminate or otherwise diminish in any respect the benefits intended to be afforded by this Rights Agreement to the holders of Rights upon consummation or occurrence of such transaction or event.

ARTICLE IV - THE RIGHTS AGENT

        4.1      General.

(a) The Company hereby appoints the Rights Agent to act as agent for the Company in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company agrees to pay to the Rights Agent reasonable compensation as shall be agreed to in writing from time to time for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses (including expenses incurred by the Rights Agent under Section 4.4) and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without gross negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability. In no event will the Rights Agent be liable for special, indirect, incidental, or consequential loss or damage of any kind whatsoever, even if Rights Agent has been advised of the possibility of such loss or damage.

(b) The Rights Agent shall be protected and shall incur no liability for or in respect of any action taken, suffered or omitted by it in connection with its administration of this Agreement in reliance upon any certificate for securities purchasable upon exercise of Rights, Rights Certificate, certificate for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper person or persons.

        4.2      Merger or Consolidation or Change of Name of Rights Agent.

(a) Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent is a party, or any corporation succeeding to the shareholder services business of the Rights Agent or any successor Rights Agent, will be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 4.4 hereof. In case, at the time such successor Rights Agent succeeds to the agency created by this Agreement, any of the Rights Certificates have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Rights Certificates so countersigned; and in case at that time any of the Rights Certificates have not been countersigned, any successor Rights Agent may countersign such Rights Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent; and in all such cases such Rights Certificates will have the full force provided in the Rights Certificates and in this Agreement.

(b) In case at any time the name of the Rights Agent is changed and at such time any of the Rights Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, the Rights Agent may countersign such Rights Certificates either in its prior name or in its changed name; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

        4.3      Duties of Rights Agent. The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Rights Certificates, by their acceptance thereof, shall be bound:

(a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel will be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

(b) Whenever in the performance of its duties under this Agreement the Rights Agent deems it necessary or desirable that any fact or matter be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by a person believed by the Rights Agent to be the Chairman of the Board, the Chief Executive Officer, the President, or any Vice President and by the Secretary or the Treasurer of the Company and delivered to the Rights Agent; and such certificate will be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

(c) The Rights Agent will be liable hereunder only for its own gross negligence, bad faith or willful misconduct.

(d) The Rights Agent will not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the certificates for securities purchasable upon exercise of Rights or the Rights Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and will be deemed to have been made by the Company only.

(e) The Rights Agent will not be under any responsibility in respect of the validity of this Agreement or the execution and delivery thereof (except the due authorization, execution and delivery hereof by the Rights Agent) or in respect of the validity or execution of any certificate for securities purchasable upon exercise of Rights or Rights Certificate (except its countersignature thereof); nor will it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Rights Certificate; nor will it be responsible for any change in the exercisability of the Rights (including the Rights becoming void pursuant to Section 3.1(b) hereof) or any adjustment required under the provisions of Section 2.4, 3.1 or 3.2 hereof or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights after receipt of the certificate contemplated by Section 2.4 describing any such adjustment); nor will it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any securities purchasable upon exercise of Rights or any Rights or as to whether any securities purchasable upon exercise of Rights will, when issued, be duly and validly authorized, executed, issued and delivered and fully paid and nonassessable.

(f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

(g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from any person believed by the Rights Agent to be the Chairman of the Board, the President, or any Vice President and the Secretary or the Treasurer of the Company, and to apply to such persons for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered by it in good faith in accordance with instructions of any such person.

(h) The Rights Agent and any shareholder, director, officer or employee of the Rights Agent may buy, sell or deal in Common Stock, Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

(i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent will not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct, provided reasonable care was exercised in the selection and continued employment thereof.

        4.4      Change of Rights Agent. The Rights Agent may resign and be discharged from its duties under this Agreement upon 60 days’ notice (or such lesser notice as is acceptable to the Company) in writing mailed to the Company and to each transfer agent of Common Stock by registered or certified mail, and to the holders of the Rights in accordance with Section 5.9. In the event the Transfer Agency and Services Agreement between the Company and the Rights Agent terminates, the Rights Agent will be deemed to resign automatically on the effective date of such termination, and any required notice will be sent by the Company. The Company may remove the Rights Agent upon 60 days’ notice in writing, mailed to the Rights Agent and to each transfer agent of the Common Stock by registered or certified mail, and to the holders of the Rights in accordance with Section 5.9. If the Rights Agent should resign or be removed or otherwise become incapable of acting, the Company will appoint a successor to the Rights Agent. If the Company fails to make such appointment within a period of 30 days after such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of any Rights (which holder shall, with such notice, submit such holder’s Rights Certificate for inspection by the Company), then the holder of any Rights or the Rights Agent may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation organized and doing business under the laws of the United States or of any state in the United States, which is authorized under such laws to exercise the powers of the Rights Agent contemplated by this Agreement. After appointment, the successor Rights Agent will be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company will file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Stock, and mail a notice thereof in writing to the holders of the Rights. Failure to give any notice provided for in this Section 4.4, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

ARTICLE V - MISCELLANEOUS

        5.1      Redemption.

(a) The Board of Directors of the Company may, at its option, at any time prior to the Flip-in Date, elect to redeem all (but not less than all) the then outstanding Rights at the Redemption Price. The aggregate Redemption Price paid to the holders of odd numbers of Rights shall be rounded upward to the next largest whole cent.

(b) Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, without any further action and without any notice, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive the Redemption Price in cash. Promptly after the action of the Board of Directors electing to redeem, and thereby redeeming, the Rights, the Company shall give notice of such redemption to the Rights Agent and the holders of the then outstanding Rights by mailing such notice in accordance with Section 5.9.

        5.2      Expiration. No Person shall have any rights pursuant to this Agreement or any Right after the Expiration Time, except, if the Rights are redeemed, as provided in Section 5.1 hereof.

        5.3      Issuance of New Rights Certificates. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Rights Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the number or kind or class of shares of stock purchasable upon exercise of Rights made in accordance with the provisions of this Agreement.

        5.4      Supplements and Amendments. The Company and the Rights Agent may from time to time supplement or amend this Agreement without the approval of any holders of Rights (i) in any respect prior to the Flip-in Date (other than to change the Redemption Price or the Expiration Time, except as contemplated elsewhere herein) (ii) to make any changes following the close of business on the Flip-in Date which the Company may deem necessary or desirable and which shall not materially adversely affect the interests of the holders of Rights generally or (iii) in order to cure any ambiguity or to correct or supplement any provision contained herein which may be inconsistent with any other provisions herein or otherwise defective. The Rights Agent will duly execute and deliver any supplement or amendment hereto requested by the Company which satisfies the terms of the preceding sentence.

        5.5      Fractional Shares. If the Company elects not to issue certificates representing fractional shares upon exercise of Rights, the Company shall, in lieu thereof, (a) evidence such fractional shares by depositary receipts issued pursuant to an appropriate agreement between the Company and a depositary selected by it, provided that such agreement shall provide that each holder of a depositary receipt shall have all of the rights, privileges and preferences to which such holder would be entitled as a beneficial owner of such fractional share, or (b) pay to the registered holder of such Rights the same fraction of the Market Price (determined as of the date of exercise) of one share of the stock issuable upon such exercise.

        5.6      Rights of Action. Subject to the terms of this Agreement, rights of action in respect of this Agreement, other than rights of action vested solely in the Rights Agent, are vested in the respective holders of the Rights; and any holder of any Rights, without the consent of the Rights Agent or of the holder of any other Rights, may, on such holder’s own behalf and for such holder’s own benefit and the benefit of other holders of Rights, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, such holder’s right to exercise such holder’s Rights in the manner provided in such holder’s Rights Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performance of the obligations under, and injunctive relief against actual or threatened violations of, the obligations of any Person subject to this Agreement.

        5.7      Holder of Rights Not Deemed a Shareholder. No holder, as such, of any Rights shall be entitled to vote, receive dividends or be deemed for any purpose the holder of shares or any other securities which may at any time be issuable on the exercise of such Rights, nor shall anything contained herein or in any Rights Certificate be construed to confer upon the holder of any Rights, as such, any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting shareholders (except as provided in Section 5.8 hereof), or to receive dividends or subscription rights, or otherwise, until such Rights shall have been exercised in accordance with the provisions hereof.

        5.8      Notice of Proposed Actions. In case the Company shall propose after the Separation Time and prior to the Expiration Time (i) to effect or permit (in cases where the Company’s permission is required) occurrence of any Flip-in Date or Flip-over Transaction or Event or (ii) to effect the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall give to each holder of a Right, in accordance with Section 5.9 hereof, a notice of such proposed action, which shall specify the Flip-in Date or the date on which such Flip-over Transaction or Event, liquidation, dissolution, or winding up is to take place, and such notice shall be so given at least 20 Business Days prior to the date of the taking of such proposed action.

        5.9      Notices. Notices or demands authorized or required by this Agreement to be given or made by the Rights Agent or by the holder of any Rights to or on the Company shall be sufficiently given or made if delivered or sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

X-Rite, Incorporated Attn: Duane F. Kluting 3100 - 44th Street, S.W. Grandville, MI 49418

Any notice or demand authorized or required by this Agreement to be given or made by the Company or by the holder of any Rights to or on the Rights Agent shall be sufficiently given or made if delivered or sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

EquiServe Trust Company, N.A. Attn: Client Administration 150 Royall Street Canton, MA 02021

Notices or demands authorized or required by this Agreement to be given or made by the Company or the Rights Agent to or on the holder of any Rights shall be sufficiently given or made if delivered or sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as it appears upon the registry books of the Rights Agent or, prior to the Separation Time, on the registry books of the transfer agent for the Common Stock. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice.

        5.10      Suspension of Exercisability. To the extent that the Company determines in good faith that some action need be taken pursuant to Section 3.1(e) or to comply with federal or state securities laws, the Company may suspend the exercisability of the Rights for a period of up to ninety (90) days following the date of the occurrence of the Separation Time or the Flip-in Date in order to take such action or comply with such laws. In the event of any such suspension, the Company shall issue as promptly as practicable a public announcement stating that the exercisability of the Rights has been temporarily suspended.

        5.11      Costs of Enforcement. The Company agrees that if the Company or any other Person the securities of which are purchasable upon exercise of Rights fails to fulfill any of its obligations pursuant to this Agreement, then the Company or such Person will reimburse the holder of any Rights for the costs and expenses (including legal fees) incurred by such holder in actions to enforce such holder’s rights pursuant to any Rights or this Agreement.

        5.12      Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

        5.13      Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the holders of the Rights any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the holders of the Rights.

        5.14      Descriptive Headings. Descriptive headings appear herein for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

        5.15      Governing Law. This Agreement and each Right issued hereunder shall be deemed to be a contract made under the laws of the State of Michigan and for all purposes shall be governed by and construed in accordance with the laws of such state applicable to contracts to be made and performed entirely within such state.

        5.16      Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

        5.17      Severability. If any term or provision hereof or the application thereof to any circumstance shall, in any jurisdiction and to any extent, be invalid or unenforceable, such term or provision shall be ineffective as to such jurisdiction to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining terms and provisions hereof or the application of such term or provision to circumstances other than those as to which it is held invalid or unenforceable.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

X-RITE, INCORPORATED By /s/ Duane Kluting Duane Kluting Its Chief Financial Officer EQUISERVE TRUST COMPANY, N.A. By /s/ Carol Mulvey-Eori Carol Mulvey-Eori Its Managing Director

590634v3

EXHIBIT A

[Form of Rights Certificate]

Certificate No. W-	________ Rights

THE RIGHTS ARE SUBJECT TO REDEMPTION OR MANDATORY EXCHANGE, AT THE OPTION OF THE COMPANY, ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT. RIGHTS BENEFICIALLY OWNED BY ACQUIRING PERSONS OR AFFILIATES OR ASSOCIATES THEREOF (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT) OR TRANSFEREES OF ANY OF THE FOREGOING WILL BE VOID.

Rights Certificate

X-RITE, INCORPORATED

        This certifies that ________________________, or registered assigns, is the registered holder of the number of Rights set forth above, each of which entitles the registered holder thereof, subject to the terms, provisions and conditions of the Shareholder Protection Rights Agreement, dated as of March 29, 2002 (as such may be amended from time to time, the “Rights Agreement”), between X-Rite, Incorporated., a Michigan corporation (the “Company”), and EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agent,” which term shall include any successor Rights Agent under the Rights Agreement), to purchase from the Company at any time after the Separation Time (as such term is defined in the Rights Agreement) and prior to the close of business on March 29, 2012, one one-hundredth of a fully paid share of Junior Participating Preferred Stock, without par value (the “Junior Preferred Stock”), of the Company (subject to adjustment as provided in the Rights Agreement) at the Exercise Price referred to below, upon presentation and surrender of this Rights Certificate with the Form of Election to Exercise duly executed at the principal office of the Rights Agent. The Exercise Price shall initially be $30.00 per Right and shall be subject to adjustment in certain events as provided in the Rights Agreement.

        In certain circumstances described in the Rights Agreement, the Rights evidenced hereby may entitle the registered holder thereof to purchase capital stock of an entity other than the Company or shares of capital stock of the Company other than Junior Preferred Stock, all as provided in the Rights Agreement.

        This Rights Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Company and the holders of the Rights Certificates. Copies of the Rights Agreement are on file at the principal office of the Company and are available without cost upon written request.

        This Rights Certificate, with or without other Rights Certificates, upon surrender at the office of the Rights Agent designated for such purpose, may be exchanged for another Rights Certificate or Rights Certificates of like tenor and date evidencing an aggregate number of Rights equal to the aggregate number of Rights evidenced by the Rights Certificate or Rights Certificates surrendered. If this Rights Certificate shall be exercised in part, the registered holder shall be entitled to receive, upon surrender hereof, another Rights Certificate or Rights Certificates for the number of whole Rights not exercised.

        Subject to the provisions of the Rights Agreement, the Rights evidenced by this Certificate may be (a) redeemed by the Company under certain circumstances at its option at a redemption price of $.005 per Right, or (b) exchanged by the Company under certain circumstances at its option for one share of Common Stock or one one-hundredth of a share of Junior Preferred Stock per Right (or, in certain cases, other securities or assets of the Company), subject in each case to adjustment in certain events as provided in the Rights Agreement.

        No holder of this Rights Certificate, as such, shall be entitled to vote or receive dividends or be deemed for any purpose the holder of any securities which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting shareholders (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Rights evidenced by this Rights Certificate shall have been exercised as provided in the Rights Agreement.

        This Rights Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

        WITNESS the facsimile signature of the proper officers of the Company and its corporate seal.

Date:  ____________________, 20____

ATTEST:

______________________________________
                             Secretary

Countersigned:
EQUISERVE TRUST COMPANY, N.A.,
as Rights Agent

By:      ________________________________

Authorized Signatory	X-RITE, INCORPORATED By______________________________________ Its____________________________________

[Form of Reverse Side of Rights Certificate]

FORM OF ASSIGNMENT

(To be executed by the registered holder if such holder desires to transfer the Rights Certificates.)

        FOR VALUE RECEIVED ____________________________________ hereby sells, assigns and transfers unto _______________________________________________

_____________________________________________________________________________________________________________________________________________

(Please print name and address of transferee)

this Rights Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint ______________________ Attorney, to transfer the within Rights

Certificate on the books of the within-named Company, with full power of substitution.

Dated: ______________________, 20_____.

Signature Guaranteed:	Signature
____________________________________________
(Signature must correspond to name as
written upon the face of this Rights Certificate
in every particular, without alteration or
enlargement or any change whatsoever)

        Signatures must be guaranteed by a member firm of a registered national securities exchange, a member of the National Association of Securities Dealers, Inc., or a commercial bank or trust company having an office or correspondent in the United States.

---------------------------------------------------------------
(To be completed if true)

The undersigned hereby represents, for the benefit of all holders of Rights and shares of Common Stock, that the Rights evidenced by this Rights Certificate are not, and, to the knowledge of the undersigned, have never been, Beneficially Owned by an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement).

_______________________________________________ Signature

----------------------------------------------------------------
NOTICE

        In the event the certification set forth above is not completed in connection with a purported assignment, the Company will deem the Beneficial Owner of the Rights evidenced by the enclosed Rights Certificate to be an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement) or a transferee of any of the foregoing and accordingly will deem the Rights evidenced by such Rights Certificate to be void and not transferable or exercisable.

[To be attached to each Rights Certificate]

FORM OF ELECTION TO EXERCISE

(To be executed if holder desires to
exercise the Rights Certificate.)

TO:      X-RITE, INCORPORATED

        The undersigned hereby irrevocably elects to exercise _______________________ whole Rights represented by the attached Rights Certificate to purchase the shares of Preferred Stock issuable upon the exercise of such Rights and requests that certificates for such shares be issued in the name of:

______________________________________ Address: ______________________________ ______________________________________ Social Security or Other Taxpayer Identification Number: ___________________

If such number of Rights shall not be all the Rights evidenced by this Rights Certificate, a new Rights Certificate for the balance of such Rights shall be registered in the name of and delivered to:

______________________________________ Address: ______________________________ ______________________________________ Social Security or Other Taxpayer Identification Number: ___________________

Dated: ______________________, 20_____.

Signature Guaranteed:	Signature
____________________________________________
(Signature must correspond to name as
written upon the face of this Rights Certificate
in every particular, without alteration or
enlargement or any change whatsoever)

        Signatures must be guaranteed by a member firm of a registered national securities exchange, a member of the National Association of Securities Dealers, Inc., or a commercial bank or trust company having an office or correspondent in the United States.

---------------------------------------------------------------
(To be completed if true)

The undersigned hereby represents, for the benefit of all holders of Rights and shares of Common Stock, that the Rights evidenced by this Rights Certificate are not, and, to the knowledge of the undersigned, have never been, Beneficially Owned by an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement).

      Signature

---------------------------------------------------------------
NOTICE

        In the event the certification set forth above is not completed in connection with a purported exercise of the Rights, the Company will deem the Beneficial Owner of the Rights evidenced by the enclosed Rights Certificate to be an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement) or a transferee of any of the foregoing and accordingly will deem the Rights evidenced by such Rights Certificate to be void and not transferable or exercisable.

EXHIBIT B

CERTIFICATE OF ADOPTION OF RESOLUTION
DESIGNATING AND PRESCRIBING RIGHTS,
PREFERENCES AND LIMITATIONS OF
JUNIOR PARTICIPATING PREFERRED STOCK OF
X-RITE, INCORPORATED

        The undersigned corporation executes the following certificate pursuant to the provisions of Section 302, Act 284, Public Acts of 1972, as amended:

        A.      The name of the Corporation is X-Rite, Incorporated (the "Company").

        B.      The Corporation Identification Number (CID) assigned by the Bureau is: 091-366.

        C.      The location of the registered office is 3100 - 44th Street, S.W., Grandville, Michigan 49418.

        D.      The following is a true and correct copy of a resolution designating and prescribing the relative rights, preferences and limitations of the Company’s Junior Participating Preferred Stock, which was duly adopted by the Board of Directors on _____________, 20___:

RESOLVED, that there is hereby established a series of Preferred Stock, without par value, of the Company, and the designation and certain powers, preferences and other rights of the shares of such series, and certain qualifications, limitations and restrictions thereon, are hereby fixed as follows:

1. Designation and Amount. The distinctive serial designation of this series shall be “Junior Participating Preferred Stock” (hereinafter called “this Series”). Each share of this Series shall be identical in all respects with the other shares of this Series except as to the dates from and after which dividends thereon shall be cumulative. The number of shares in this Series shall initially be Three Hundred Thousand (300,000), which number may from time to time be increased or decreased (but not below the number then outstanding plus the number of shares issuable upon exercise of outstanding options, rights, or warrants or upon conversion of any outstanding securities issued by the Company convertible into shares of this series) by the Board of Directors. Shares of this Series purchased by the Company shall be cancelled and shall revert to authorized but unissued shares of Preferred Stock undesignated as to series.

2. Dividends and Distributions.
(i) The holders of shares of this Series, in preference to the holders of Common Stock and of any other stock ranking junior to this Series, shall be entitled to receive, when, as, and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the 10th day of February, May, August, and November in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share of this Series, or fraction thereof, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1.00 or (b) subject to the provision for adjustment hereinafter set forth, one hundred (100) times the aggregate per share amount of all cash dividends, and one hundred (100) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in Common Stock or a subdivision of the outstanding Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share of this Series, or fraction thereof. In the event the Company shall at any time after March 29, 2002, declare or pay any dividend on Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of this Series were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

(ii) The Company shall declare a dividend or distribution on the shares of this Series as provided in subparagraph (i) of this paragraph 2 simultaneously with its declaration of a dividend or distribution on the Common Stock (other than a dividend payable in Common Stock or a subdivision of the outstanding Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.00 per share on the shares of this Series shall nevertheless be payable, out of funds legally available for such purpose, on such subsequent Quarterly Dividend Payment Date.

(iii) Dividends shall begin to accrue and be cumulative on outstanding shares of this Series from the date of issue of such shares, unless the date of issue of such shares is a date after the record date for the determination of holders of shares of this Series entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in which event such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of this Series in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares outstanding at that time. The Board of Directors may fix a record date for the determination of holders of shares of this Series entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than sixty (60) days prior to the date fixed for the payment thereof.

3. Voting Rights. The holders of shares of this Series shall have the following voting rights:

(i) Subject to the provision for adjustment hereinafter set forth, each share of this Series shall entitle the holder thereof to one hundred (100) votes on all matters submitted to a vote of the shareholders of the Company. In the event the Company shall at any time after March 29, 2002, declare or pay any dividend on Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of this Series were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

(ii) Except as otherwise provided herein, in any other Certificate of Adoption of a Resolution creating a series of Preferred Shares or by law, the holders of shares of this Series and the holders of Common Stock and any other capital stock of the Company having general voting rights shall vote together as one class on all matters submitted to a vote of the shareholders of the Company.

(iii) Except as otherwise provided herein or by law, the holders of shares of this Series shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock and any other capital stock of the Company having general voting rights as set forth herein) for taking any corporate action.

4. Certain Restrictions.

(i) Whenever quarterly dividends or other dividends or distributions payable on the shares of this Series as provided in paragraph 2 hereof are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of this Series outstanding shall have been paid in full, the Company shall not:

(a) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation) to the shares of this Series;

(b) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation) with the shares of this Series, except dividends paid ratably on the shares of this Series and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

(c) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation) to the shares of this Series, provided that the Company may at any time redeem, purchase, or otherwise acquire shares of any such junior stock in exchange for shares of stock of the Company ranking junior (both as to dividends and upon liquidation) to the share of this Series; or

(d) redeem or purchase or otherwise acquire for consideration any shares of this Series, or any shares of stock ranking on a parity with the shares of this Series, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

(ii) The Company shall not permit any subsidiary of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under subparagraph (i) of this paragraph 4, purchase or otherwise acquire such shares at such time and in such manner.

5. Reacquired Shares. Any shares of this Series purchased or otherwise acquired by the Company in any manner whatsoever shall constitute authorized but unissued Preferred Stock and may be reissued as part of a new series of Preferred Stock by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein, in the Articles of Incorporation, or in any other Certificate of Adoption of a Resolution creating a series of Preferred Stock or as otherwise required by law.

6. Liquidation, Dissolution, or Winding Up. Upon any liquidation, dissolution, or winding up of the Company, no distribution shall be made (a) to the holders of shares of stock, ranking junior (either as to dividends or upon liquidation), to the shares of this Series unless, prior thereto, the holders of shares of this Series shall have received the greater of (i) $100.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, or (ii) an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to one hundred (100) times the aggregate amount to be distributed per share to holders of Common Stock, or (b) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation) with the shares of this Series, except distributions made ratably on the shares of this Series and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution, or winding up. In the event the Company shall at any time after March 29, 2002, declare or pay any dividend on the Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of this Series were entitled immediately prior to such event under clause (a)(ii) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

7. Consolidation, Merger, Exchange, Etc. In the event the Company shall enter into any consolidation, merger, combination, statutory share exchange, or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, money and/or any other property, then in any such case the shares of this Series shall at the same time be similarly exchanged or changed into an amount per share (subject to the provision for adjustment hereinafter set forth) equal to one hundred (100) times the aggregate amount of stock, securities, money, and/or other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Company shall at any time after March 29, 2002, declare or pay any dividend on Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of this Series shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

8. No Redemption. The shares of this Series shall not be redeemable.

9. Rank. The shares of this Series shall rank junior in terms of a dividend and liquidation rights to all other series of the Company’s Preferred Stock hereinafter issued that specifically provide that they shall rank senior to the shares of this Series.

10. Fractional Shares. Shares of this Series may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to receive dividends, participate in distributions and to have the benefit of all other rights of holders of the shares of this Series.

        IN WITNESS WHEREOF, the undersigned have signed and attested this certificate on the day of ___________________, 20____.

Attest: X-Rite, Incorporated By______________________________________ Its Secretary	X-RITE, INCORPORATED By______________________________________ Its____________________________________

EXHIBIT 21

X-RITE, INCORPORATED
LIST OF CONSOLIDATED SUBSIDIARIES

1.	X-Rite International, Inc., a Barbados Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a foreign sales corporation.
2.	X-Rite Holdings, Inc., a U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of certain foreign subsidiaries.
3.	X-Rite GmbH, a German Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.
4.	X-Rite Asia Pacific Limited, a Hong Kong Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.
5.	X-Rite Ltd., a United Kingdom Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.
6.	X-Rite MA, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.
7.	OTP, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and was used to execute a real estate transaction.
8.	Labsphere, Inc., a U.S. Corporation, is wholly owned by X-Rite, Incorporated and is a manufacturer of light measurement systems and related proprietary materials.
9.	Labsphere Ltd., a United Kingdom Corporation, is wholly owned by Labsphere, Incorporated and being utilized as a sales office.
10.	X-Rite Mediterranee SARL, a French Corporation, is wholly owned by X-Rite, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.
11.	X-Rite Global, Inc., a U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of certain foreign subsidiaries.
12.	XR Ventures, LLC, a U.S. Limited Liability Corporation, is a majority owned subsidiary of X-Rite, Incorporated, being utilized as a venture capital company.
13.	Coherix, Corporation, a U.S. Corporation, is majority owned by X-Rite, Incorporated and is a manufacturer of laser based measurement systems and related proprietary materials.
14.	Optronik GmbH, a German Corporation, is a wholly owned subsidiary of X-Rite GmbH, and is a manufacturer of color and light measurement systems and related proprietary materials.

EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 2002, included in this Form 10-K, into X-Rite, Incorporated‘s previously filed Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260.

                                         /s/ Arthur Andersen LLP

Grand Rapids, Michigan,
March 29, 2002

EXHIBIT 99.1

[X-Rite, Incorporated Letterhead]

March 29, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

Re:	X-Rite, Incorporated Form 10-K for FYE December 29, 2001 Letter Pursuant to Temporary Note 3T

To Whom It May Concern:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Arthur Andersen LLP (“Andersen”) has represented to X-Rite, Incorporated (the “Company”) that (1) the audit of the financial statements of the Company and subsidiaries as of December 29, 2001, and for the year then ended was subject to Andersen’s quality control system for U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, (2) there was appropriate continuity of Arthur Andersen personnel working on the audit, (3) there was availability of national office consultation, and (4) there was availability of personnel at foreign affiliates of Anderson to conduct the relevant portions of the audit.

Sincerely,

/s/ Duane Kluting

Duane Kluting
Chief Financial Officer

JBL\rer

Enclosure