Form 10-Q
period 2002-03-30
X RITE INC
filed 2002-05-14
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

Yes [X] No [ ]

On May 1, 2002, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,200,166.

Exhibit Index is located at Page 13.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                           March 30,        December 29,
                                                                             2002               2001
                                                                            ------             ------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 3,973            $ 9,164
   Short-term investments                                                   4,272             15,667
   Accounts receivable, less allowance of
     $1,322 in 2002 and $1,237 in 2001                                     13,563             12,048
   Inventories                                                             14,425             15,235
   Refundable income taxes                                                  3,977              4,079
   Deferred taxes                                                           1,935              2,139
   Prepaid expenses and other current assets                                2,131              1,022
                                                                           ------             ------
                                                                           44,276             59,354

Property plant and equipment:
   Land                                                                     2,278              2,278
   Buildings and Improvements                                              16,783             16,745
   Machinery and equipment                                                 14,942             14,364
   Furniture and office equipment                                          17,755             17,477
   Construction in progress                                                   192                377
                                                                             ----               ----
                                                                           51,950             51,241
   Less accumulated depreciation                                          (29,874)           (28,899)
                                                                        ---------          --------
                                                                           22,076             22,342
Other assets:
   Cash surrender values (founders' policies)                              16,019             13,197
   Goodwill, net                                                            9,587              9,599
   Other investments                                                        9,512              8,634
   Other noncurrent assets                                                  6,334              5,826
                                                                           ------             ------
                                                                           41,452             37,256
                                                                          -------            -------

                                                                        $ 107,804          $ 118,952
                                                                        =========          =========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

                                                                        March 30,         December 29,
                                                                           2002               2001
                                                                          ------             ------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                       $ 2,646            $ 1,713
   Accrued liabilities:
     Payroll and employee benefits                                          3,168              2,743
     Other                                                                  2,199              2,767
                                                                           ------             ------
                                                                            8,013              7,223

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     3,420 and 4,540 shares issued and
     outstanding in 2002 and 2001, respectively                            34,255             45,400

Permanent shareholders' investment:
   Common stock                                                             1,677              1,676
   Additional paid-in capital                                               5,861              5,792
   Retained earnings                                                       60,667             61,431
   Accumulated other comprehensive loss                                    (2,333)            (2,208)
   Stock conversion program                                                  (336)              (362)
                                                                           -----              -----
                                                                           65,536             66,329
                                                                          -------            -------
                                                                        $ 107,804          $ 118,952
                                                                        =========          =========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

                                                                       Three Months Ended
                                                                      --------------------
                                                                  March 30,        March 31,
                                                                    2002             2001
                                                                   ------           ------

Net sales                                                       $ 20,956         $ 25,360
Cost of sales                                                      8,672            9,097
                                                                  ------           ------
    Gross profit                                                  12,284           16,263

Operating expenses:
    Selling and marketing                                          5,734            5,914
    General and administrative                                     3,663            3,450
    Research, development and engineering                          3,211            4,055
                                                                  ------           ------
                                                                  12,608           13,419
                                                                 -------          --------

    Operating income (loss)                                         (324)           2,844

Other income (expense)                                                (8)             373
                                                                     ---             ----

    Income (loss) before income taxes                               (332)           3,217

Income taxes                                                         (73)             788
                                                                    ----             ----

    Net income (loss)                                            $  (259)         $ 2,429
                                                                 =======          =======

Earnings (loss) per share:

    Basic                                                        $  (.01)           $ .11
                                                                 =======            =====

    Diluted                                                      $  (.01)           $ .11
                                                                 =======            =====

Cash dividends per share                                          $ .025           $ .025
                                                                  ======           ======

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                                                         Three Months Ended
                                                                                        --------------------
                                                                                    March 30,         March 31,
                                                                                     2002              2001
                                                                                    ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES                                                $ 380         $ (1,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of short-term investments                                   10,673             5,500
   Proceeds from maturities of short-term investments                                 605                 -
   Purchases of short-term investments                                                  -            (1,205)
   Capital expenditures                                                              (822)             (906)
   Investment in founders' life insurance, net                                     (2,822)           (3,145)
   Increase in other investments                                                   (1,178)                -
   Purchases of other assets                                                         (449)             (391)
   Other investing activities                                                          20                18
                                                                                      ---               ---
     Net cash provided by (used for) investing activities                           6,027              (129)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                    (505)             (533)
   Issuance of common stock                                                           210               345
   Repurchase of common stock                                                     (11,287)                -
                                                                                  -------                --
     Net cash used for financing activities                                       (11,582)             (188)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                   (16)             (279)
                                                                                     ----             ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (5,191)           (1,825)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      9,164            18,595
                                                                                   ------           -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                       $ 3,973          $ 16,770
                                                                                  =======          ========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite’s 2001 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 30, 2002 and the results of its operations and its cash flows for the three month periods ended March 30, 2002 and March 31, 2001. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2--SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive loss in shareholders’ equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets. The carrying amount of the Company’s investments is shown in the table below:

  (in thousands)                                           March 30, 2002          December 29, 2001
                                                                   Market                     Market
                                                           Cost     Value          Cost       Value
                                                           --------------          ----------------

Investments
         U.S. federal agency obligations                 $1,500       $1,452       $2,570      $2,551
         State and municipal securities                       -            -       10,110      10,110
         Mutual funds                                     1,530        1,102        1,530       1,151
         Corporate bonds                                    820          789          820         809
         Preferred stocks                                 1,117          929        1,217       1,046
                                                        ---------------------------------------------
                                                          4,967        4,272       16,247      15,667

         Allowance for  unrealized losses                  (695)           -         (580)          -
                                                       --------        -----       ------       -----

         Total                                           $4,272       $4,272      $15,667     $15,667
                                                         ======       ======      =======     =======

Maturities of short-term investments at March 30, 2002 were as follows:

 (in thousands)                                            March 30, 2002
                                                                    Market
                                                          Cost      Value
                                                        -------------------

         Due within one year                             $    -     $     -
         Due after one year through five years              500         484
         Due after five years                             1,820       1,757
         No set maturity                                  2,647       2,031
                                                          -----       -----
                                                       $  4,967     $ 4,272
                                                       ========     =======

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3--INVENTORIES

Inventories consisted of the following:
(in thousands)

                                                          March 30,        December 29,
                                                            2002               2001
                                                            -----             ------

         Raw materials                                     $ 5,280          $  6,079
         Work in process                                     4,664             5,078
         Finished goods                                      4,481             4,078
                                                           -------           -------
         Total                                             $14,425           $15,235
                                                           =======           =======

NOTE 4—INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2002 and 2001 is $9.5 and $8.6 million respectively related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a permanent decline in value has occurred and a loss is then recognized. No write downs occurred in the first quarter of 2002. In 2001 it was determined that the value of certain investments had been impaired requiring a write down of $1.1 million.

NOTE 5—GOODWILL AND OTHER INTANGIBLE COSTS

SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” amend the accounting for business combinations, goodwill and intangible assets. Effective for any business combination that is completed after June 30, 2001, SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 no longer requires amortization of goodwill and indefinite lived intangible assets. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No 142 establishes a new method of testing goodwill for impairment by using a fair value approach. Goodwill amortization expense was $.5 million for the quarter ended March 31, 2001. Effective December 30, 2001, the Company adopted the statement and goodwill is no longer amortized. The Company is currently assessing the effect of the new standards related to impairment testing of goodwill, but at this time can not estimate the impact if any, on the consolidated financial statements.

In addition, SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on December 30, 2001, without material effect on its financial statements.

NOTE 6--RESTRUCTURING

In September 2001, the Company announced a workforce reduction plan and recorded a $.9 million pretax charge to earnings which represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of March 30, 2002, 54 positions have been eliminated. The Company anticipates the balance of the restructuring will be complete by September 2002. The remaining unpaid benefits at March 30, 2002 of $.4 million have been included in accrued liabilities.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7--EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

                                                         Three Months Ended
                                                        --------------------
   (in thousands)
                                                      March 30,        March 31,
                                                          2002             2001
                                                      -----------      ----------
  Numerators:
    Net income (loss) numerators for
      both basic and diluted EPS                        $ (259)           $2,429
                                                        ======            ======
  Denominators:
    Denominators for basic EPS
      Weighted-average common
        shares outstanding                              20,198            21,362
    Potentially dilutive shares
      Shares subject to redemption agreements                -               299
      Stock options                                          -                32
                                                      --------                --
    Denominators for diluted EPS                        20,198            21,693
                                                        ======            ======

Certain shares subject to redemption agreements (see Note 9) were considered dilutive in 2001. Also in 2001, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 1.0 million and $10.12 - $19.50. In 2002, the Company incurred a loss therefore a dilutive share calculation is not presented because to do so would have anti-dilutive effect on earnings per share. Had the Company not recorded a loss, the number of stock options not included in the computation of diluted EPS and the range of exercise prices would have been 1.1 million and $9.11and $19.37 respectively.

NOTE 8--COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was ($.4 million) for the quarter ended March 30, 2002 and $2.1 million for the quarter ended March 31, 2001.

NOTE 9--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 9--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS, continued

The Company purchased 1,120,000 shares at $10.00 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

The remaining shares subject to the agreements have been classified on the balance sheet as temporary equity. The classification of $34.2 and $45.4 million for 2002 and 2001 respectively, was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding March 30, 2002 and December 29, 2001, respectively was less than $10.

NOTE 10--SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan(“Plan”), which was implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

The following is management’s discussion and analysis of certain significant factors that affected the Company’s financial condition and earnings during the periods included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Sales:

Sales in the first quarter of 2002 were $21.0 million a 17.4 percent decrease as compared to the first quarter of 2001. Revenues continue to be negatively impacted by reduced capital spending in the major industries the Company serves. The Labsphere and Graphic Arts product lines had the largest declines at 24.8 and 21.2 percent as compared to 2001. Color and Appearance product sales were 12.4 percent lower than 2001. Sales decreases were experienced in the Company’s principal geographic markets, with the largest decline in North America at 19.6 percent compared to 2001. Sales in the Asia Pacific and European markets declined 16.9 and 8.3 percent respectively compared to 2001. Sales from the Coherix and Optronik businesses had a nominal impact on consolidated sales.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 58.6 percent for the first quarter of 2002, compared to 64.1 percent for the first quarter of 2001. The decrease was attributable to lower production volumes against which to apply factory overhead.

Operating Expenses:

Selling and marketing expenses were $5.7 million for the first quarter of 2002, compared to $5.9 million for the same period in 2001, a decrease of 3.0 percent. The decrease was due to reductions in travel, and non strategic advertising and trade show expenditures as well as personnel realignment. Some of the aforementioned savings were re-deployed into increased new business marketing and the opening of offices in the Netherlands and Shanghai, China.

General and administrative expenses were $3.7 million for 2002, a 6.2 percent increase over 2001. The increase was due to costs associated with personnel additions and implementation of new strategic and operational initiatives.

Research, development and engineering (RD&E) expenses in the first quarter were $3.2 million, a 20.8 percent decrease over the first quarter of 2001. The primary drivers of these cost savings were lower personnel costs and a reduced usage of contract engineering services.

In September 2001, the Company announced a workforce reduction plan and recorded a $.9 million pretax charge. This charge represents costs associated with non voluntary termination benefits for approximately sixty positions worldwide. Benefit payments began during the fourth quarter of 2001. As of March 30, 2002 54 positions have been eliminated. The Company anticipates the balance of the restructuring will be complete by September 2002. The remaining unpaid benefits at March 30, 2002 of $.4 million have been included in accrued liabilities.

Other Income (Expense):

Other income (expense) consists of investment income and gains and losses from foreign exchange. The Company’s investment portfolio consists of short term tax exempt bonds, mutual funds and corporate securities. The decrease in income in 2002 is due to lower portfolio yields as well as a decrease in funds available for investment.

Income Taxes:

The provision for income taxes reflected effective tax rates of 22.0 and 24.5 percent for 2002 and 2001 respectively, compared to the U.S. statutory rate of 35 percent. Both years effective tax rates have benefited from the execution of certain international tax strategies. The Company anticipates that the effective rate should remain consistent with the first quarter for the remainder of 2002.

Net Income:

The Company recorded a net loss of $.3 million for the first three months of 2002 compared to a net income of $2.4 million in the same period of 2001. On a per share basis, first quarter net loss was $ .01 in 2002, compared to $.11 per share net income in 2001. The average number of common shares outstanding was lower in 2002 due to common stock repurchases. Common stock equivalent calculations were not presented for 2002 due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

At March 30, 2002 the Company had cash and cash equivalents of $8.2 million. Cash flow provided by operating activities in the first quarter of 2002 totaled $.4 million. Reduced working capital investment, principally inventory and accounts payable were the largest source of cash from operations. Certain expenses included in net income did not require the use of cash. The most significant non-cash expenses in the first quarter of 2002 were depreciation and amortization which totaled $1.5 million, compared to $1.4 million for the same period in 2001.

The most significant investing activities during the first three months of 2002 was the disposition of $10.7 million of short term investments. The proceeds from these sales were used to repurchase shares of outstanding stock under the Company’s founder’s stock redemption program. The Company paid $3.0 million of life insurance premiums in connection with the same founders share redemption program. In addition, XR Ventures LLC, the Company’s strategic venture capital group made $1.2 million of investments during the first quarter of 2002.

During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares, or 21.3 percent of the Company’s outstanding stock at December 29, 2001. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares reflects a 10 percent discount from the market price, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The Company purchased 1,120,000 shares at $10.00 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. At March 30, 2002 there were 3.2 million shares founders shares remaining under the agreement, or 15.8 percent of the Company’s outstanding stock.

Capital expenditures in the first three months of 2002 totaled $.8 million and consisted mainly of building improvements and machinery and equipment. The Company currently expects capital expenditures for the remainder of 2002 will be approximately $1.7 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $.5 million were paid during the first quarter of 2002 which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future.

Management expects that X-Rite’s current liquidity, combined with cash flow from future operations and the Company’s $20 million revolving credit agreement, will be sufficient to finance the Company’s operations, life insurance premiums, capital expenditures and dividends for the remainder of this year, and the foreseeable future beyond 2002. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes, ” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward looking statements include, but are not limited to, statements concerning liquidity, capital resource needs, tax rates, dividends and potential new markets.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      See Exhibit Index on Page 13 of this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002	X-RITE, INCORPORATED /s/ Richard E. Cook Richard E. Cook Chief Executive Officer

May 14, 2002	/s/ Duane F. Kluting Duane F. Kluting Vice President and Chief Financial Officer

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

3(b)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

3(c)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

3(d)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

3(e)	Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)

3(f)	Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

4(b)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company. (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission file No. 0-14800) and incorporated herein by reference

99	Notice of press release dated January 19, 2001 announcing that X-Rite, Incorporated will conduct a live audio web cast of its fourth quarter conference call on January 31, 2001 (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference)