Form 10-Q
period 2002-06-29
X RITE INC
filed 2002-08-13
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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
Yes [X]  No [   ]

On August 1, 2002, the number of shares of the registrant's common stock, par value $.10 per share outstanding was 20,215,147.

Exhibit Index is located at Page 14.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                           June 29,         December 29,
                                                                             2002               2001
                                                                            ------          -----------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $  9,834            $ 9,164
   Short-term investments                                                   3,702             15,667
   Accounts receivable, less allowance of
     $1,266 in 2002  and $1,237 in 2001                                    15,992             12,048
   Inventories                                                             14,360             15,235
   Refundable income taxes                                                      -              4,079
   Deferred taxes                                                           1,935              2,139
   Prepaid expenses and other current assets                                2,328              1,022
                                                                           ------             ------
                                                                           48,151             59,354

Property plant and equipment:
   Land                                                                     2,278              2,278
   Buildings and improvements                                              16,882             16,745
   Machinery and equipment                                                 14,929             14,364
   Furniture and office equipment                                          17,502             17,477
   Construction in progress                                                    63                377
                                                                              ---               ----
                                                                           51,654             51,241
   Less accumulated depreciation                                         (30,003)           (28,899)
                                                                         --------           --------
                                                                           21,651             22,342
Other assets:
   Cash surrender values (founders' policies)                              16,299             13,197
   Goodwill, net                                                            9,704              9,599
   Other investments                                                        3,460              8,634
   Other noncurrent assets                                                  6,558              5,826
                                                                           ------             ------
                                                                           36,021             37,256
                                                                          -------            -------

                                                                         $105,823           $118,952
                                                                         ========           ========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(in thousands, except share and per share data)

                                                                           June 29,         December 29,
                                                                             2002               2001
                                                                            ------          -----------
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                       $ 2,745            $ 1,713
   Accrued liabilities:
      Payroll and employee benefits                                         3,917              2,743
      Other                                                                 3,883              2,767
                                                                           ------             ------
                                                                           10,545              7,223

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     3,425 and 4,540 shares issued and
     outstanding in 2002 and 2001, respectively                            34,254             45,400

Permanent shareholders' investment:
   Common stock                                                             1,678              1,676
   Additional paid-in capital                                               5,915              5,792
   Retained earnings                                                       54,674             61,431
   Accumulated other comprehensive loss                                     (935)            (2,208)
   Stock conversion program                                                 (308)              (362)
                                                                            -----              -----
                                                                           61,024             66,329
                                                                          -------            -------
                                                                         $105,823           $118,952
                                                                         ========           ========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                   Three Months Ended               Six Months Ended
                                                  --------------------             ------------------
                                                June 29,        June 30,        June 29,        June 30,
                                                  2002            2001            2002            2001
                                                 ------          ------          ------          ------

Net sales                                       $24,401         $24,429         $45,357         $49,789
Cost of sales                                     8,864           8,981          17,536          18,078
                                                 ------          ------         -------         -------
   Gross profit                                  15,537          15,448          27,821          31,711

Operating expenses:
   Selling and marketing                          7,089           5,818          12,823          11,732
   General and administrative                     3,594           3,690           7,257           7,140
   Research, development and engineering          3,253           4,013           6,464           8,068
                                                 ------          ------          ------          ------
                                                 13,936          13,521          26,544          26,940
                                                -------         -------         -------         -------

   Operating income                               1,601           1,927           1,277           4,771

Other income (expense)                             (131)            398            (139)            771
Write down of other investments                  (6,566)              -          (6,566)              -
                                                -------             ---         -------             ---

   Income (loss) before income taxes             (5,096)          2,325          (5,428)          5,542

Income taxes                                        392             570             319           1,358
                                                   ----            ----            ----          ------

   Net income (loss)                           $ (5,488)        $ 1,755        $ (5,747)        $ 4,184
                                               ========         =======        ========         =======

Earnings (loss) per share
   Basic                                         $ (.27)          $ .08          $ (.28)          $ .20
                                                 ======           =====          ======           =====

   Diluted                                       $ (.27)          $ .08          $ (.28)          $ .19
                                                 ======           =====          ======           =====

Cash dividends per share                          $.025           $.025           $.050           $.050
                                                  =====           =====           =====           =====

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                June 29,        June 30,
                                                                                   2002            2001
                                                                                  ------          ------

CASH FLOWS FROM OPERATING ACTIVITIES:                                           $ 7,755         $ 2,903

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales investments                                               11,162           6,660
   Proceeds from maturities and investments                                         605               -
   Purchases of investments                                                           -         (11,605)
   Capital expenditures                                                          (1,305)         (2,801)
   Purchases of other assets                                                       (863)           (777)
   Purchases of other investments                                                (1,692)         (2,075)
   Increase in cash value of life insurance                                      (3,102)         (3,413)
   Proceeds from sales of equipment                                                  38              45
                                                                                    ---             ---
         Net cash and cash equivalents provided by (used for)
         investing activities                                                     4,843         (13,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                (1,011)         (1,068)
   Issuance of common stock                                                         265             470
   Purchase of common stock                                                     (11,286)              -
                                                                                -------              ---
         Net cash and cash equivalents used for financing activities            (12,032)           (598)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                 104             291
                                                                                   -----           -----

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            670         (11,370)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     9,164          18,595
                                                                                  ------         -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                      $ 9,834         $ 7,225
                                                                                 =======         =======

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 2002 and the results of its operations and its cash flows for the three and six month periods ended periods ended June 29, 2002 and June 30, 2001. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2--SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive income(loss) in shareholders’ equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered to be available-for-sale and are classified as current assets. The carrying amount of the Company’s investments is shown in the table below (in thousands):

                                                            June 29, 2002             December 29, 2001
                                                           ---------------           -------------------
                                                                    Market                        Market
                                                        Cost        Value             Cost        Value
                                                       ------      -------           ------      -------
     Investments
       U.S. federal agency obligations                $1,500        $1,487         $ 2,570       $ 2,551
       State and municipal securities                      -            -           10,110        10,110
       Mutual funds                                    1,530           953           1,530         1,151
       Corporate bonds                                   320           317             820           809
       Preferred stocks                                1,117           945           1,217         1,046
                                                      ------        ------         -------       -------
                                                       4,467         3,702          16,247        15,667
       Allowance for unrealized losses                  (765)           -             (580)           -
                                                      ------        ------         -------       -------

       Total                                          $3,702        $3,702         $15,667       $15,667
                                                      ======        ======         =======       =======

Maturities of short-term investments at June 29, 2002 were as follows (in thousands):

                                                            June 29, 2002
                                                           ---------------
                                                                    Market
                                                        Cost        Value
                                                       ------      -------

     Due within one year                               $ -          $ -
     Due after one year through five years                500          501
     Due after five years                               1,320        1,303
     No set maturity                                    2,647        1,898
                                                       ------       ------

                                                       $4,467       $3,702
                                                       ======       ======

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3--INVENTORIES

Inventories consisted of the following (in thousands):

                                                           June 29,              December 29,
                                                             2002                    2001
                                                            ------               -----------

         Raw materials                                     $ 4,962                $ 6,079
         Work in process                                     4,383                  5,078
         Finished goods                                      5,015                  4,078
                                                           -------                -------

         Total                                             $14,360                $15,235
                                                           =======                =======

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” amend the accounting for business combinations, goodwill and intangible assets. Effective for any business combination that is completed after June 30, 2001, SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 no longer requires amortization of goodwill and indefinite lived intangible assets. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No 142 establishes a new method of testing goodwill for impairment by using a fair value approach. Goodwill amortization expense was $.2 and $.4 million for the three and six month periods ended June 30, 2001. Effective December 30, 2001, the Company adopted the statement and goodwill is no longer amortized. As of June 29, 2002 the Company has completed step one of the transitional impairment testing and has determined it will proceed to step two using a fair value allocation analysis prepared by an independent valuation firm. The amount of goodwill subject to this impairment testing as of December 30, 2001 is $9.4 million. At this time the Company cannot determine what amount, if any, will be considered impaired upon completion of the step two testing. The Company anticipates it will complete step two testing by December 28, 2002.

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

NOTE 5--INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2002 and 2001 is $3.5 and $8.6 million respectively, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy during the quarter, the Company performed a comprehensive assessment of the continuing value of each XR Venture investment and concluded that the value of certain of them has been permanently impaired, and any related tax benefit on the write downs may not be realizable at this time. Therefore, it recorded a charge of $6.6 million writing the investments down against second quarter results. In December 2001, the Company made a similar assessment and recorded impairment charges of $1.1 million.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6--RESTRUCTURING

In September 2001, the Company announced a workforce reduction plan and recorded a $.09 million pretax charge to earnings which represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of June 29, 2002, 56 positions have been eliminated. The Company anticipates the balance of the restructuring will be complete by September 2002. The remaining unpaid benefits at June 29, 2002 of $.03 million have been included in accrued liabilities.

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

   (in thousands, except for share                                Three Months Ended                Six Months Ended
                                                                 --------------------              ------------------
     and per share data)                                        June 29,       June 30,          June 29,       June 30,
                                                                  2002           2001              2002           2001
                                                                 ------         ------            ------         ------
   Numerators:
     Net income (loss) numerators for
     both basic and diluted EPS                                $(5,488)         $1,755           $(5,747)        $4,184
                                                               =======          ======           =======         ======

   Denominators:
     Denominators for basic EPS
       Weighted-average common
       shares outstanding                                     20,208,228      21,403,265        20,203,304     21,382,550

     Potentially dilutive shares
       Shares subject to redemption agreements                      -            278,778              -           288,683
       Stock options                                                -             57,938              -            45,262
                                                              ----------      ----------        ----------     ----------

     Denominators for diluted EPS                             20,208,228      21,739,981        20,203,304     21,716,495
                                                              ==========      ==========        ==========     ==========

Certain shares subject to redemption agreements (see Note 9) were considered dilutive in 2001. Also in 2001, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 1,065,800 and $10.13 - $19.50. In 2002 the Company incurred a loss, therefore, a dilutive share calculation is not presented because to do so would have an anti-dilutive effect on earnings per share. Had the Company not recorded a loss, the number of stock options not included in the computation of diluted EPS and the range of exercise prices would have been 1,324,400 and $7.56 - $19.50 respectively.

NOTE 8--COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was ($4.1 and $4.5 million) for the three and six month periods ended June 29, 2002; and $1.7 and $3.8 million for the three and six month periods ended June 30, 2001.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals.

The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs.

The Company purchased 1,120,000 shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

The remaining shares subject to the agreements have been classified on the balance sheet as temporary equity. The classification of $34.3 and $45.4 million for 2002 and 2001 respectively, was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding June 29, 2002 and December 29, 2001, respectively was less than $10.

NOTE 10--SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company's Board of Directors adopted a Shareholder Protection Rights Plan ("Plan"), which was implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one purchase right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter of 2012. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees and affiliates, automatically become void.

Item 1.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and earnings during the periods included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Sales:

A slowly recovering capital goods market continues to present many challenges to the Company. A strong second quarter showing by the Coatings group enabled the Company to record its best sales performance in the last three quarters, but year to date sales are still lagging as compared to 2001. Sales were $24.4 and $45.4 million for the quarter and year to date respectively, as compared to $24.4 and $49.8 million respectively for the same periods in 2001. On a percentage basis the quarterly comparisons were flat, while on a year to date basis sales have declined 8.9 percent as compared to 2001.

Year to date sales have declined across the principal geographic regions in which the Company conducts business as compared to 2001. North America and Asia Pacific continue to be difficult markets for the Company, with declining sales of 10.1 and 9.3 percent respectively compared to 2001. Sales in Europe were down 1.8 percent compared to 2001.

The Coatings markets both retail and industrial, are showing signs of strengthening. Coating sales for the quarter were $10.0 million, a 25.0 percent increase over the second quarter of 2001 sales of $8.0 million. On a year to date basis Coatings sales were $18.1 million, compared to $17.2 million in 2001, an increase of 5.2 percent.

Sales of the Company's new ShadeVision dental product have helped the Bio-Diagnostic unit record sales gains also in the second quarter. Bio-Diagnostic sales were $1.9 million for the quarter, compared to $1.2 million in 2001, an increase of 58.3 percent. For the year to date Bio-Diagnostic sales were $3.2 million, a 28.0 percent increase over 2001 sales of $2.5 million.

Sluggish markets continue to present obstacles to X-Rite's Graphic Arts lines. Sales in the second quarter 2002 increased 16.8 percent increase over the first quarter of the year, but are still below the quarterly and year to date sales from 2001. Sales for 2002 were $10.0 and $18.6 million for the quarter and year to date, decreases of 9.9 and 15.5 percent respectively compared to 2001. Comparable sales in 2001 were $11.1 and $22.0 million for the quarter and year to date respectively.

Labsphere 's sales have decreased in the first six months of 2002 also, due to decreased product demand by its primary customers. Sales for the second quarter 2002 were $2.5 million a 40.5 percent decrease over second quarter 2001 sales of $4.2 million. Year to date sales were $5.4 million as compared to 2001 sales of $8.1 million, a decrease of 33.3 percent.

Sales from the Coherix and Optronik businesses which were acquired in 2000 had a nominal impact on consolidated sales in 2002.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 63.7 and 61.3 percent for the second quarter and year to date 2002 respectively. Comparable period gross profit percentages for 2001 were 63.2 and 63.7 percent respectively. Year to date gross profit percentages have been impacted by lower sales volumes against which to apply manufacturing costs and to a lesser extent by product mix and competitive pricing pressures.

Operating Expenses:

The Company's sales and marketing efforts have expanded in several directions in 2002. In June, the Company opened its first sales and service center incorporated in China, X-Rite (Shanghai) International Trading Limited. This office opens many opportunities for X-Rite in the fast growing Chinese market. In addition, it will house the Company's first complete service and training center in the Asia Pacific region. Previously opened representative offices in Beijing and Tianjin will support the new company.

Other sales and marketing initiatives in 2002 include the opening of a new marketing company in the Netherlands, X-Rite Europe, B.V. and the development of a sales and marketing staff to support the ShadeVision dental product. The Netherlands office will ultimately provide sales and service support to our customers in central and Western Europe, while the ShadeVision team will provide sales and marketing support to our dealer network. These initiatives have impacted our sales and marketing costs in 2002. Selling and marketing expenses were $7.1 and $12.8 million for the quarter and year to date respectively in 2002, compared to $5.8 and $11.7 million respectively for the same periods in 2001. On a percentage basis 2002 was 22.4 percent higher for the quarter and 9.4 percent higher year to date.

Item 1.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

General and administrative expenses were $3.6 million for the second quarter of 2002, approximately the same amount as the second quarter of 2001. Year to date expenses were $7.3 million compared to $7.1 million in 2001, an increase of 2.8 percent. The increase was due to increased staffing, new product costs and increased founders life costs. These increase were offset to some extent by reductions in goodwill amortization and non income based taxes.

Research, development and engineering (RD&E) expenses decreased 17.5 and 19.8 percent for the second quarter and year to date 2002 as compared to 2001. RD&E costs were $3.3 and $6.5 million for the second quarter and year to date respectively in 2002,compared to $4.0 and $8.1 million respectively for the same periods in 2001. The decreases were due primarily to reduced contract engineering costs which were directed at a specific development project.

In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings which represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of June 29, 2002, 56 positions have been eliminated. The Company anticipates the balance of the restructuring will be complete by September 2002. The remaining unpaid benefits at June 29, 2002 of $0.3 million have been included in accrued liabilities.

Other Income:

Other income consists of investment income and gains and losses from foreign exchange. The Company's investment portfolio consists of short term tax exempt bonds, mutual funds and corporate securities. The decrease in income in 2002 is due to lower portfolio yields and a decrease in funds available for investment.

Write Down of Other Investments:

Included in other investments in 2002 and 2001, is $3.5 and $8.6 million respectively related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. Since the Company does not exercise significant influence over the operating and financial policies of each investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy during the quarter, the Company performed a comprehensive assessment of the continuing value of each XR Venture investment and concluded that the value of certain of them has been permanently impaired, and any related tax benefit on the write downs may not be realizable at this time. Therefore, it recorded a charge of $6.6 million writing the investments down against second quarter. In December 2001, the Company made a similar assessment and recorded impairment charges of $1.1 million.

At June 29, 2002, the Company had four venture capital investments for which impairment charges have not been recorded. These companies are focused in the medical diagnostic device, computer software, chemical compound and data communications industries.

Income Taxes:

The Company recorded a tax provision of $0.4 and $0.3 million for the quarter and year to date respectively in 2002 against pre tax losses of $5.1 and $5.4 million. The provision for income taxes was negatively impacted by the potentially non deductible capital losses related to the write down of investments by XR Ventures LLC. Exclusive of these write downs the Company would have had approximately a 28 percent tax rate in 2002, compared to the US statutory rate of 35 percent. This rate benefited from tax reductions received as a result of the Company's foreign sales operations.

The effective tax rate for 2001 was 24.5 percent. The 2001 rate benefited from the execution of certain international tax strategies.

Net Income:

The Company recorded net losses of $5.5 and $5.7 million for the second quarter and year to date respectively in 2002. For the comparable periods in 2001, the Company recorded net incomes of $1.8 and $4.2 million respectively. On a per share basis, the 2002 fully diluted net loss per share was $.27 and $.28 for the second quarter and year to date respectively, In 2001, fully diluted net income per share was $.08 and $.19 for the second quarter and year to date respectively.

The average number of common shares outstanding was lower in 2002 due to common stock repurchases. Common stock equivalent calculations were not presented for 2002 due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

Item 1.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

At June 29, 2002 the Company had cash and cash equivalents of $9.8 million. Cash provided by operating activities for the first two quarters of 2002 totaled $7.8 million. The primary source of cash was federal income taxes recoverable. Included in the net loss were certain accounting charges that did not require the use of cash. The largest non-cash accounting charge, which totaled $6.6 million, was the write down of other investments. Depreciation and amortization charges for the first two quarters were $2.9 million.

The most significant investing activity year to date was the disposition of $11.2 million of short term investments. These funds were used to repurchase shares of outstanding common stock under the Company's founders stock redemption program. Other investing activities include the payment of $4.3 million of life insurance in connection with the founders share redemption program, and $1.2 million of investments made by XR Ventures, LLC, the Company's strategic venture investment group.

During 1998, the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares, or 21.3 percent, of the Company's outstanding stock at December 29, 2001. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the company will pay the founders estates for these shares reflects a 10 percent discount from the market price, although the discounted price may not be less than $10 per share (a total of $45.4million) or more than $25 per share (a total of $113.5 million).

The Company purchased 1,120,000 shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. At June 29, 2002 there were 3.2 million founders shares remaining under the agreement, or 15.8 percent of the Company's outstanding stock.

Capital expenditures in the first six months of 2002 totaled $1.3 million and consisted mainly of building improvements and machinery and equipment. The Company currently anticipates capital expenditures for the remainder of 2002 will be approximately $1.2 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.0 million were paid during the first two quarters, which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future. Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, life insurance premiums, capital expenditures common stock repurchases and dividends for the next year and foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as "anticipates," "believes, " "estimates," "expects," "likely," "plans," "projects," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements include, but are not limited to statements concerning liquidity, capital resource needs, tax rates, dividends and potential new markets.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      See Exhibit Index on Page 14 of this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2002	X-RITE, INCORPORATED /s/ Richard E. Cook Richard E. Cook Chief Executive Officer

August 13, 2002	/s/ Duane F. Kluting Duane F. Kluting Vice President and Chief Financial Officer

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)
3(b)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

3(c)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

3(d)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

3(e)	Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)
3(f)	Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)
4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)
4(b)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company. (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission file No. 0-14800) and incorporated herein by reference

99.1	Certificate of the Chief Executive Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT 99.1

Certificate of the
Chief Executive Officer
of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Richard E. Cook, Chief Executive Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarterly period ended June 29, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

X-Rite, Incorporated
Date: August 13, 2002	By:	/s/ Richard E. Cook Richard E. Cook
	Its:	Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief Financial Officer
of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Duane F. Kluting, Chief Financial Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarterly period ended June 29, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

X-Rite, Incorporated
Date: August 13, 2002	By:	/s/ Duane F. Kluting Duane F. Kluting
	Its:	Chief Financial Officer