Form 10-Q
period 2002-09-28
X RITE INC
filed 2002-11-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2002

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
Yes [X] No [ ]

On November 1, 2002, the number of shares of the registrant's common stock, par value $.10 per share outstanding was 20,223,525.

Exhibit Index is located at Page 16.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                             September 28,       December 29,
                                                                 2002               2001
                                                                ------             ------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 6,505            $ 9,164
   Short-term investments                                         7,527             15,667
   Accounts receivable, less allowance of
     $1,185 in 2002 and $1,237 in 2001                           15,504             12,048
   Inventories                                                   14,626             15,235
   Refundable income taxes                                            -              4,079
   Deferred taxes                                                 3,044              2,139
   Prepaid expenses and other current assets                      2,009              1,022
                                                                 ------             ------
                                                                 49,215             59,354

Property plant and equipment:
   Land                                                           2,278              2,278
   Buildings and improvements                                    16,895             16,745
   Machinery and equipment                                       15,051             14,364
   Furniture and office equipment                                17,648             17,477
   Construction in progress                                         192                377
                                                                   ----               ----
                                                                 52,064             51,241
   Less accumulated depreciation                                (30,793)           (28,899)
                                                               --------           --------
                                                                 21,271             22,342

Other assets:
   Cash surrender values (founders policies)                     15,850             13,197
   Goodwill, net                                                  9,706              9,599
   Other investments                                              3,210              8,634
   Other noncurrent assets                                        7,239              5,826
                                                                 ------             ------
                                                                 36,005             37,256
                                                                -------            -------

                                                               $106,491           $118,952
                                                               ========           ========

        The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

                                                           September 28,       December 29,
                                                                2002               2001
                                                               ------             ------
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                          $ 2,220            $ 1,713
   Accrued liabilities:
     Payroll and employee benefits                             3,844              2,743
      Income taxes                                             3,517                  -
      Other                                                    1,799              2,767
                                                              ------             ------
                                                              11,380              7,223

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     3,420 and 4,540 shares issued and
     outstanding in 2002 and 2001, respectively               34,200             45,400

Permanent shareholders' investment:
   Common stock                                                1,680              1,676
   Additional paid-in capital                                  6,009              5,792
   Retained earnings                                          54,420             61,431
   Accumulated other comprehensive loss                         (913)            (2,208)
   Stock conversion program                                     (285)              (362)
                                                               -----              -----
                                                              60,911             66,329
                                                             -------            -------
                                                            $106,491           $118,952
                                                            ========           ========

        The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                             Three Months Ended              Nine Months Ended
                                            --------------------             -------------------
                                         September 28,  September 29,    September 28,   September 29,
                                             2002          2001             2002            2001
                                            ------        ------           ------          ------

Net sales                                 $22,246       $21,739          $67,603         $71,528
Cost of sales                               8,266         8,160           25,802          26,238
                                           ------        ------          -------         -------
   Gross profit                            13,980        13,579           41,801          45,290

Operating expenses:
   Selling and marketing                    6,909         5,871           19,732          17,603
   General and administrative               3,893         4,218           11,150          11,358
   Research, development and
       engineering                          2,863         3,827            9,327          11,895
   Restructuring charge                         -           862                -             862
                                              ---          ----              ---            ----
                                           13,665        14,778           40,209          41,718
                                          -------       -------          -------         -------

   Operating income                           315        (1,199)           1,592           3,572

Other income (expense)                         34           245             (105)          1,016
Write down of other investments                 -             -           (6,566)              -
                                              ---           ---          -------             ---

   Income (loss) before income taxes          349          (954)          (5,079)          4,588

Income taxes                                   97        (1,358)             416               -
                                              ---       --------            ----             ---

   Net income (loss)                        $ 252         $ 404         $ (5,495)        $ 4,588
                                            =====         =====         ========         =======
Earnings (loss) per share
   Basic                                    $ .01         $ .02           $ (.27)          $ .21
                                            =====         =====           ======           =====

   Diluted                                  $ .01         $ .02           $ (.27)          $ .21
                                            =====         =====           ======           =====

Cash dividends per share                    $.025         $.025            $.075           $.075
                                            =====         =====            =====           =====

        The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             Nine Months Ended
                                                                  -------------------------------------
                                                                     September 28,       September 29,
                                                                         2002                2001
                                                                        ------              ------

CASH FLOWS FROM OPERATING ACTIVITIES:                                  $ 8,983             $ 7,934

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales investments                                      11,762              10,620
   Proceeds from maturities and investments                              1,605                 530
   Purchases of investments                                             (5,585)            (17,525)
   Capital expenditures                                                 (1,848)             (4,000)
   Purchases of other assets                                            (1,290)             (1,143)
   Purchases of other investments                                       (1,442)             (4,025)
   Increase in cash value of life insurance                             (2,653)             (3,014)
   Proceeds from sales of equipment                                         85                  51
                                                                           ---                 ---
     Net cash and cash equivalents provided by
        (used for) investing activities                                    634             (18,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                       (1,516)             (1,605)
   Issuance of common stock                                                328                 549
   Repurchase of common stock                                          (11,341)                (54)
                                                                       -------                ----
     Net cash and cash equivalents used for financing activities       (12,529)             (1,110)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                        253                 573
                                                                          ----                ----

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (2,659)            (11,109)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           9,164              18,595
                                                                        ------             -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                             $ 6,505            $ 7,486
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 2002 and the results of its operations and its cash flows for the three and nine month periods ended September 28, 2002 and September 29, 2001. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2—NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when that liability is incurred at its fair value. In accordance with the statement the Company will adopt these new rules for restructuring activities, if any, that may occur after December 31, 2002.

In August 2001, the Financial Accounting Standards Board finalized SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on December 30, 2001, with no material effect on its financial statements.

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”). The Company adopted this statement for the year beginning December 30, 2001. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however companies are required to perform an annual fair value-based analysis to determine whether the value of goodwill has been impaired. Refer to Note 5 “Goodwill and Other Intangible Assets for further discussion.

NOTE 3--SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive income (loss) in shareholders’ equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered to be available for sale and are classified as current assets. The carrying amount of the Company’s investments is shown in the table below (in thousands):

                                                 September 28, 2002            December 29, 2001
                                                 ------------------           -------------------
                                                 Market                        Market
                                                 Cost        Value             Cost        Value
                                                ------      -------           ------      -------
     Investments
       U.S. federal agency obligations          $ 500         $ 500         $ 2,570       $ 2,551
       State and municipal securities           4,985         4,985          10,110        10,110
       Mutual funds                             1,530           727           1,530         1,151
       Corporate bonds                            320           321             820           809
       Preferred stocks                         1,117           994           1,217         1,046
                                               ------        ------          ------        ------
                                                8,452         7,527          16,247        15,667
       Allowance for unrealized losses           (925)           -             (580)           -
                                                -----           ---           -----           ---

       Total                                   $7,527        $7,527         $15,667       $15,667
                                               ======        ======         =======       =======

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 3--SHORT TERM INVESTMENTS-Continued

Maturities of short-term investments at September 28, 2002 were as follows (in thousands):

                                                                September 28, 2002
                                                                ------------------
                                                                            Market
                                                                Cost        Value
                                                               ------      -------

     Due within one year                                         $ -          $ -
     Due after one year through five years                         -            -
     Due after five years                                       5,805        5,807
     No set maturity                                            2,647        1,720
                                                               ------       ------

                                                               $8,452       $7,527
                                                               ======       ======

NOTE 4--INVENTORIES

Inventories consisted of the following (in thousands):

                                                             September 28,       December 29,
                                                                  2002               2001
                                                                 ------             ------

         Raw materials                                         $ 4,943            $ 6,079
         Work in process                                         4,127              5,078
         Finished goods                                          5,556              4,078
                                                                ------            -------

         Total                                                 $14,626            $15,235
                                                               =======            =======

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in footnote number two, the Company adopted SFAS No. 142 effective December 30, 2001. As a result, the Company has not recorded amortization expense on its remaining goodwill assets for 2002. Upon adoption of SFAS 142, and annually thereafter unless a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment at the “reporting unit” level. As of September 28, 2002 the Company had completed step one of the transitional impairment testing and has determined it will proceed to step two using a fair value allocation analysis prepared by an independent valuation firm. The amount of goodwill subject to this impairment testing as of December 30, 2001 is $9.7 million. At this time the Company cannot determine what amount, if any, will be considered impaired upon completion of the step two testing. The Company anticipates it will complete step two testing by December 28, 2002.

The impact of no longer amortizing goodwill is presented below (in thousands except per share data).

                                                   Three Months Ended               Nine Months Ended
                                                  --------------------             -------------------
                                               September 28,  September 29,  September 28,  September 29,
                                                  2002          2001             2002          2001
                                                 ------        ------           ------         ------

Reported net income (loss)                        $252          $404         $(5,495)         $4,588
Add back goodwill amortization, net of tax          --           221              --            652
                                                  ----          ----            ----           ----

Adjusted net income (loss)                        $252          $625         $(5,495)        $5,240

Reported earnings per share - basic                .01           .02           $(.27)          $.21
Add back goodwill amortization net of tax           --           .01              --            .03
                                                  ----          ----            ----           ----

Adjusted net income (loss) per share - basic      $.01          $.03           $(.27)          $.24
                                                 =====         =====          ======          =====

Reported earnings per share - diluted (1):        $.01          $.02           $(.27)          $.21
Add back goodwill amortization net of tax           --           .01              --            .03
                                                  ----          ----            ----          -----
Adjusted net income (loss) per share - diluted    $.01          $.03           $(.27)          $.24
                                                 =====         =====          ======          =====

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS-Continued

        (1) As the Company reported a net loss for the first and second quarters of 2002, shares resulting from stock options and founders stock redemption plans would be anti-dilutive and have not been included in diluted earnings per share.

SFAS 142 also required the Company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Such intangibles, if any, are no longer subject to amortization under this new standard. The Company did not classify any of its other intangible assets as having indefinite useful lives and, accordingly, will continue to amortize them.

Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $0.4 and $0.1 million respectively, as of September 28, 2002. As of December 29, 2001, these amounts totaled $0.4 and $0.1 million, respectively.

Estimated amortization expense for intangible assets as of September 28, 2002, for each of the succeeding years is as follows (in millions)

Remaining 2002             $0.0
2003                        0.2
2004                        0.2
2005                        0.2
2006                        0.2

NOTE 6--INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2002 and 2001 is $3.2 and $8.6 million respectively, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange receives its investment back in full before any distributions of proceeds of investment sales are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. In June 2002, the Company performed a comprehensive assessment of the continuing value of each XR Venture investment. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy the Company concluded that the value of certain investments had been permanently impaired, and any related tax benefit on the write downs may not be realizable at this time. Therefore, it recorded a charge of $6.6 million writing the investments down against second quarter results of 2002. In December 2001, the Company made a similar assessment and recorded impairment charges of $1.1 million.

NOTE 7--RESTRUCTURING

In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings which represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of September 28, 2002, 58 positions have been eliminated. The remaining unpaid benefits at September 28 2002 of $0.2 million have been included in accrued liabilities.

NOTE 8--EARNINGS PER SHARE

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

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8--EARNINGS PER SHARE- Continued

                                                                   Three Months Ended                    Nine Months Ended
                                                                  --------------------                  -------------------
                                                        September 28,    September 29,       September 28,    September 29,
                                                                2002             2001                2002             2001
                                                               ------           ------              ------           ------
   Numerators:
     Net income (loss) numerators for
     both basic and diluted EPS (dollars in                     $252             $404            $(5,495)           $4,588
                                                                ====             ====            =======            ======
                                    thousands)
   Denominators:
     Denominators for basic EPS
       Weighted-average common
       shares outstanding                                 20,214,665       21,477,515          20,207,091       21,414,205

     Potentially dilutive shares
       Shares subject to redemption agreements               403,095          357,931             134,365          311,766
       Stock options                                          30,338           73,751              10,113           54,758
                                                             -------          -------             -------          -------

     Denominators for diluted EPS                         20,648,098       21,909,197          20,351,569       21,780,729
                                                          ==========       ==========          ==========       ==========

Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices were 1,348,900 and $7.38 and $19.50 in 2002 and 1,065,800 and $10.13 - $19.50 in 2001.

NOTE 9--COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was $0.3 and ($4.2) million for the three and nine month periods ended September 28, 2002; and $0.8 and $4.6 million for the three and nine month periods ended September 29, 2001.

NOTE 10--VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million (approximately $35 per share under contract) of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. The Company purchased 1,120,000 shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. The remaining shares subject to the agreements have been classified on the balance sheet as temporary equity. The classification of $34.2 and $45.4 million for 2002 and 2001 respectively, was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding September 28, 2002 and December 29, 2001, respectively was less than $10.

NOTE 11--SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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
(Unaudited)

NOTE 11--SHAREHOLDER PROTECTION RIGHTS AGREEMENT - Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Net Sales:

Sales for the third quarter of 2002 were $22.2 million a 2.3 percent increase over third quarter 2001 sales of $21.7 million. Percentage gains were noted in the Bio-Diagnostic product group which is a small but rapidly growing market for X-Rite. These results were particularly pleasing in light of continued soft global capital goods markets in which the Company operates. Year to date sales were $67.6 million for 2002 compared to $71.5 million for the same period in 2001 a decrease of 5.5 percent.

The Company has experienced year to date sales declines in each of the principal geographic regions it serves as compared to 2001. Year to date sales in North America, Europe and Asia Pacific are down 5.2, 6.3 and 4.9 percent respectively. During the third quarter of 2002, sales increased in the Asia Pacific market as compared to the second quarter of 2002. The North American markets are showing signs of strengthening, while Europe continues to be a soft market for the Company.

Coatings sales both retail and industrial, increased again compared to the same quarter last year. The Match Rite paint matching systems and related products in particular have shown increased popularity in 2002, with sales increasing 15.4 percent year to date over 2001. Coating sales for the quarter were $7.9 million, a 9.7 percent increase over the third quarter of 2001 sales of $7.2 million. On a year to date basis sales were $26.0 million, compared to $24.4 million in 2001, an increase of 6.6 percent.

Sales of the Graphic Arts lines remained steady in the third quarter compared to the previous quarter but still lag behind comparable year to date results for 2001. Quarterly gains were noted in the imaging product sales, offset somewhat by slow sales of the printing lines. Sales for 2002 were $10.1 and $28.8 million for the quarter and year to date. Comparable sales in 2001 were $9.8 and $31.9 million for the quarter and year to date respectively. On a percentage basis the quarterly sales in 2002 increased 3.0 percent compared to the same quarter last year, while year to date sales have declined 9.7 percent compared to the same period in 2001

A positive market reception to the Company's new ShadeVision dental product has contributed to sales gains being recorded in the Bio-Diagnostic unit. Sales were $1.6 million for the current quarter, compared to $1.1 million in the third quarter 2001, an increase of 45.5 percent. Year to date Bio-Diagnostic sales were $4.8 million, a 33.3 percent increase over 2001 sales of $3.6 million.

Labsphere 's sales in the third quarter showed a modest increase over the second quarter of 2002, but overall sales continue to be hampered by decreased activity in its primary markets of lighting and tele-communications. Sales for the third quarter 2002 were $2.6 million a 27.7 percent decrease compared to third quarter 2001 sales of $3.6 million. Year to date sales were $8.0 million as compared to 2001 sales of $11.7 million, a decrease of 31.6 percent.

Sales from the Coherix and Optronik businesses which were acquired in 2000 had a nominal impact on consolidated sales in 2002.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 62.8 and 61.8 percent for the third quarter and year to date 2002 respectively. Comparable period gross profit percentages for 2001 were 62.5 and 63.3 percent respectively. Year to date gross profit percentages have been impacted by lower sales volumes against which to apply manufacturing costs and to a lesser extent by product mix and competitive pricing pressures.

Operating Expenses:

Selling and marketing expenses have increased on both a quarterly and year to date basis as the Company continues to reshape and expand its sales and marketing organization. In June, the Company opened its first sales and service center incorporated in the Peoples Republic of China, X-Rite (Shanghai) International Trading Limited. This office will greatly enhance X-Rite's position in the fast growing Chinese market. In addition, it will house the Company's first complete service and training center in the Asia Pacific region. Previously opened representative offices in Beijing and Tianjin will support the new company.

Also in 2002, a new marketing company was opened in the Netherlands, X-Rite Europe, B.V., this office will ultimately provide sales and service support to our customers in central and western Europe. A new a sales and marketing team was created to support the ShadeVision dental product and provide support to our dealer network. These initiatives have impacted our sales and marketing costs in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Selling and marketing expenses were $6.9 and $19.7 million for the quarter and year to date respectively in 2002, compared to $5.9 and $17.6 million respectively for the same periods in 2001. On a percentage basis 2002 was 16.9 percent higher for the quarter and 11.9 percent higher year to date.

General and administrative expenses were $3.9 million for the third quarter of 2002, compared to 4.2 million for the third quarter of 2001 a decrease of 7.1 percent. Year to date expenses were $11.2 million compared to $11.4 million in 2001, a decline of 1.7 percent. The decreases were due to the elimination of goodwill amortization charges, lower bad debt expenses and a decrease in employee benefit costs.

Research, development and engineering (RD&E) expenses decreased 23.6 and 21.8 percent for the third quarter and year to date respectively, in 2002 as compared to 2001. RD&E costs were $2.9 and $9.3 million for the third quarter and year to date respectively in 2002,compared to $3.8 and $11.9 million respectively for the same periods in 2001. The decreases can be attributed to lower salary and benefit costs, as well as reduced contract engineering costs which were directed at a specific development project.

In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings which represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of September 28, 2002, 58 positions have been eliminated. The remaining unpaid benefits at September 28, 2002 of $0.2 million have been included in accrued liabilities.

Other Income:

Other income consists of investment income and gains and losses from foreign exchange. The Company's investment portfolio consists of short term tax exempt bonds, mutual funds and corporate securities. The decrease in income in 2002 is due to lower portfolio yields and a decrease in funds available for investment.

Write Down of Other Investments:

Included in other investments in 2002 and 2001, is $3.2 and $8.6 million respectively related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. Since the Company does not exercise significant influence over the operating and financial policies of each investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized. The Company performed a comprehensive assessment of the continuing value of each XR Venture investment in June 2002 and concluded that due to the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy the value of certain investments had been permanently impaired, therefore it recorded a charge of $6.6 million in the second quarter of 2002. Related tax benefit on the write downs may not be realizable and accordingly were not recorded. In the fourth quarter 2001, the Company made a similar assessment and recorded impairment charges of $1.1 million.

At the end of the third quarter 2002, XR Ventures provided an additional $0.6 million of funds to a company in which it had previously invested and subsequently wrote down that investment. This new funding was made in conjunction with other previous third party investors. The funds were held in an escrow account at quarter end, and the funding subsequently closed early in the fourth quarter. The Company believes that this funding provides the investee adequate operating cash for the next three to six months. If new investors are not committed in the next three to six months the new funds may be impaired.

At September 28, 2002, the Company had four venture capital investments for which impairment charges have not been recorded. These companies are focused in the medical diagnostic device, market research and tele-communications components industries.

Income Taxes:

The Company recorded a tax provision of $0.1 and $0.4 million for the quarter and year to date respectively in 2002 against pre tax income of $0.3 million for the quarter and a pretax loss of $5.1 million year to date. The provision for income taxes was negatively impacted by the potentially non deductible capital losses related to the write down of investments by XR Ventures LLC. Exclusive of these write downs the Company would have had approximately a 28 percent tax rate in 2002, compared to the US statutory rate of 35 percent. This rate benefited from tax reductions received as a result of the Company's foreign sales operations.

The effective tax rate for 2001 was 24.5 percent. The 2001 rate benefited from the execution of certain international tax strategies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Income:

The Company recorded net income of $0.3 million and a net loss of $5.5 million for the third quarter and year to date respectively in 2002. For the comparable periods in 2001, the Company recorded net incomes of $0.4 and $4.6 million respectively

On a per share basis, the 2002 fully diluted net income (loss) per share was $.01 and ($.27) for the third quarter and year to date respectively. In 2001, fully diluted net income per share was $.02 and $.21 for the third quarter and year to date respectively.

The average number of common shares outstanding was lower in 2002 due to common stock repurchases that were completed in the first quarter of the year. Common stock equivalent calculations were not presented for the first two quarters of 2002 due to the net losses incurred in those quarters, and the anti-dilutive effect these losses would have had have on earnings per share calculations.

FINANCIAL CONDITION AND LIQUIDITY

At September 28, 2002 the Company had cash and cash equivalents of $6.5 million. Cash provided by operating activities for the first three quarters of 2002 totaled $9.0 million. The primary source of cash was federal income taxes recoverable. Included in the year to date net loss were certain accounting charges that did not require the use of cash. The largest non-cash accounting charge, which totaled $6.6 million, was the write down of other investments. Depreciation and amortization charges for the first three quarters were $4.1 million.

The Company had short term investments of $7.5 million at September 28, 2002. The most significant investing activity this year was the disposition of $11.8 million of short term investments, most of which were used to repurchase shares of outstanding common stock under the Company's founders stock redemption program. Other investing activities include the payment of $4.3 million of life insurance in connection with the founders share redemption program, and $1.4 million of investments made by XR Ventures, LLC, the Company's strategic venture investment group.

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

The Company purchased 1,120,000 shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. At September 28, 2002 there were 3.4 million founders shares remaining under the agreements, or 16.9 percent of the Company's outstanding stock at that date.

Capital expenditures in the first nine months of 2002 totaled $1.8 million and consisted mainly of building improvements and machinery and equipment. The Company anticipates capital expenditures for the remainder of 2002 will be approximately $.7 million and will consist principally of building improvements, machinery, equipment, and computer hardware and software.

Dividends of $1.5 million were paid during the first three quarters, which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future. Management expects that X-Rite's current liquidity, combined with cash flow from future operations and the Company's $20 million revolving credit agreement, will be sufficient to finance the Company's operations, life insurance premiums, capital expenditures, common stock repurchases and dividends for the next year and foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements include, but are not limited to statements concerning liquidity, capital resource needs, tax rates, dividends, potential new markets and the strength of existing markets, anticipated capital expenditures, and investments made by XR Ventures, LLC.

PART II. OTHER INFORMATION

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation, nor were there any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

Item 5. Other Information

The Audit Committee of the Board of Directors approved the categories of all non audit services provided by the Company's independent accountants during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index on Page 16 of this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2002	X-RITE, INCORPORATED /s/ Richard E. Cook Richard E. Cook Chief Executive Officer

November 12, 2002	/s/ Duane F. Kluting Duane F. Kluting Vice President and Chief Financial Officer

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)
3(b)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)
3(c)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)
3(d)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)
3(e)	Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)
3(f)	Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)
4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)
4(b)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company. (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission file No. 0-14800) and incorporated herein by reference)
10(a)	Form of Indemnity Agreement entered into between the registrant and members of its board of directors and officers together with a list off such persons.
99(a)	Certificate of the Chief Executive Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99(b)	Certificate of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Certifications

I, Richard E. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of X-Rite, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 /s/ Richard E. Cook Richard E. Cook Chief Executive Officer

Certifications

I, Duane F. Kluting, certify that:

1. I have reviewed this quarterly report on Form 10-Q of X-Rite, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 /s/ Duane F. Kluting Duane F. Kluting Chief Financial Officer

EXHIBIT 99.1

Certificate of the
Chief Executive Officer
of X-Rite, Incorporated.

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

      I, Richard E. Cook, Chief Executive Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

      (1) The quarterly report on Form 10-Q for the quarterly period ended September 28, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

      (2) The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

Date: November 12, 2002	X-Rite, Incorporated /S/ Richard E. Cook Richard E. Cook Its: Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief Financial Officer
of X-Rite, Incorporated.

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

      I, Duane F. Kluting, Chief Financial Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

      (1) The quarterly report on Form 10-Q for the quarterly period ended September 28, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

      (2) The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

Date: November 12, 2002	X-Rite, Incorporated By: /s/ Duane F. Kluting Duane F. Kluting Its: Chief Financial Officer

INDEMNITY AGREEMENT

      AGREEMENT made as of the _____ day of ___________, 2002, by and among X-RITE, INCORPORATED, a Michigan corporation (the "Corporation"), and ________________ (the "Indemnitee") with respect to the following:

W I T N E S S E T H:

      WHEREAS, the Board of Directors of the Corporation has recognized that the present trend in litigation against corporate directors and officers, together with new legislation, regulations, and rules which increase the obligations for, and expectations of corporate directors and officers, have created a reluctance in persons to serve in such a capacity and that such effect is likely to result in less effective direction and supervision of the Corporation's business affairs;

      WHEREAS, the Board of Directors of the Corporation has determined that such consequences are so detrimental to the best interests of the Corporation and its shareholders that its directors and certain officers should be provided with protection against inordinate risks in order to insure that the most capable persons available will be attracted to such a position;

      WHEREAS, in light of the rising costs of and reduced coverage of director and officers liability insurance, significant new legislation, regulations, and rules governing the conduct of corporate directors and officers, and amendments to the Michigan Business Corporation Act ("MBCA"), expanding the scope of permissive indemnification of directors and officers, and establishing new procedures for directors and officers to receive an advancement of Expenses (as defined in Section 1(b)), it is reasonable and necessary for the Corporation to contractually obligate itself to indemnify its directors and certain officers for certain costs, expenses and other monetary liabilities to the fullest extent permitted by law and as further provided in this Agreement.

      NOW, THEREFORE, in order to induce Indemnitee to serve or continue to serve the Corporation as a director and/or officer, and in consideration of the mutual covenants and agreements hereinafter set forth, the parties agree as follows:

      1. Definitions. As used herein, the following terms are defined as follows:

           (a) Claim. Any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether civil, criminal, administrative or investigative and whether formal or informal, by reason of the fact that Indemnitee is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director or officer or agent of another corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, specifically including, not by way of limitation, any action related to certification of financial or other reports under the federal securities laws.

           (b) Expenses. Attorneys' fees and all other costs, expenses and obligations actually and reasonably paid or incurred in connection with investigating, defending, participating or being a witness in, or preparing to defend, participate or be a witness in any Claim or appeal therefrom.

      2. Agreement to Serve. Indemnitee agrees to serve as a director and/or officer of the Corporation to the best of his or her ability as long as he or she is duly elected and qualified in accordance with the Articles of Incorporation and Bylaws of the Corporation, or until his or her earlier resignation or removal.

      3. Indemnification. Subject to the terms and conditions of this Agreement, the Corporation hereby agrees to indemnify Indemnitee as follows:

           (a) In the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in a Claim, the Corporation shall indemnify Indemnitee to the fullest extent permitted by law and as provided in this Agreement, pursuant to the authorization of the MBCA, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement of such Claim.

           (b) The Corporation shall indemnify Indemnitee as soon as practicable, but in any event not later than thirty (30) days after written demand is presented to the Corporation.

      4. Condition Precedent to Indemnification. Indemnitee, as a condition precedent to indemnification under this Agreement, shall tender written notice to the Corporation as soon as practicable of any Claim made against him or her for which indemnification will or likely will be sought under the terms of this Agreement. Notice to the Corporation shall be directed to X-Rite, Incorporated, 3100 - 44th Street, S.W., Grandville, Michigan 49418, Attn: Corporate Secretary. In addition, Indemnitee shall give the Corporation such information and cooperation as may he reasonably necessary and requested by the Corporation.

      5. Consent of Corporation. No amounts paid in settlement for which indemnity will be sought hereunder shall be incurred without the Corporation's written consent, which consent shall not be unreasonably withheld.

      6. Limitations on Indemnity.

           (a) The Corporation shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee:

                (1) For which payment is made to Indemnitee under a valid and collectible insurance policy, except for any excess beyond the amount of payment under such insurance policy;

                (2) To the extent by which Indemnitee is indemnified by the Corporation otherwise than pursuant to this Agreement;

                (3) For any of the following: (i) the amount of a financial benefit received by a director to which he or she is not entitled; (ii) intentional infliction of harm on the Corporation or its shareholders; (iii) a violation of Section 551 of the MBCA; or (iv) an intentional criminal act, except as authorized in Section 564c of the MBCA;

                (4) For an accounting of profits made from the purchase or sale by Indemnitee of securities of the Corporation, within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto, or similar successor statutes or provisions of any state law; or

                (5) For which payment of indemnification by the Corporation is otherwise prohibited by applicable law. Both the Corporation and Indemnitee acknowledge that in certain instances federal law or applicable public policy may prohibit the Corporation from indemnifying its directors or officers under this Agreement or otherwise. Indemnitee understands and acknowledges that the Corporation has undertaken or may be required to in the future undertake with the Securities and Exchange Commission to submit the question of indemnification to a certain court in circumstances for a determination of the Corporation's rights under public policy to indemnify Indemnitee.

           (b) Except as provided in Paragraph 8 hereof, the Corporation shall not be liable under this Agreement to make any payment in connection with any action initiated by Indemnitee against the Corporation or any director of the Corporation, unless the Corporation has joined in or consented to the initiation of such action.

      7. Payment of Costs and Expenses in Advance. If requested by Indemnitee, the Corporation shall pay (within ten (10) days of such written request) any and all costs and Expenses incurred by Indemnitee in defending or investigating any Claim, in advance of the final disposition of such Claim, upon the receipt of a written undertaking by Indemnitee, executed personally or on his or her behalf, to repay any such amounts if it is ultimately determined that Indemnitee did not meet the applicable standard of conduct, if any, required by the MBCA or this Agreement for indemnification under the circumstances.

      8. Indemnification for Additional Expenses. The Corporation shall indemnify Indemnitee against any and all expenses, including attorneys' fees, incurred by Indemnitee in connection with any action, including expenses of preparation for such action, brought by Indemnitee for: (a) indemnification or advance payment of Expenses by the Corporation under this Agreement; or (b) recovery under any directors' liability insurance policy or policies maintained by the Corporation; provided, however, that indemnification under this Paragraph 8 shall be limited to those circumstances where the Indemnitee is successful in obtaining a recovery of, or a determination that he or she is entitled to such indemnification, advance expense payment or insurance recovery.

      9. Partial Indemnification. In the event Indemnitee is entitled to indemnification hereunder for a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by him or her in the investigation, defense, appeal or settlement of any Claim but not, however, for all of the total amount thereof, the Corporation shall indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

      10. Subrogation. In the event of payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Corporation effectively to bring suit or enforce such rights

      11. No Presumption. For purposes of this Agreement, the termination of any action, suit or proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.

      12. Specific Determination of Entitlement to Indemnification. In the event Indemnitee is found liable to the Corporation as a result of any Claim brought by or in the right of the Corporation, whether and the extent to which Indemnitee is nevertheless entitled to indemnification, other than for expenses of directors (for which indemnification is available), under this Agreement shall be predicated on a determination that indemnification is appropriate in light of the circumstances of the case and applicable legal standards, which determination shall be made, at the option of Indemnitee, by: (a) majority vote of a committee of two (2) or more disinterested directors appointed by the Board of Directors; (b) independent legal counsel in a written opinion; or (c) the court in which the Claim was brought.

      13. Liability Insurance. To the extent the Corporation maintains an insurance policy or policies providing liability insurance for directors or officers, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage extended to any other director or officer of the Corporation, if Indemnitee is a director; or any of the Corporation's officers if Indemnitee is not a director but is an officer.

      14. Scope of Agreement. The rights of Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under any provision of the Corporation's Articles of Incorporation, Bylaws or laws of the state of Michigan. In the event of any change after the date of this Agreement in any applicable law, regulation, or rule which narrows the right of the Corporation to indemnify directors and officers, such changes, to the extent not otherwise required by such law, regulation, or rule to be applied to this Agreement shall have no effect on the Agreement or the parties' rights or obligations hereunder.

      15. Amendment. Termination, and Waiver. This Agreement may be amended, modified, supplemented, or terminated and any of the terms and conditions herein may be waived only by the written consent of the parties hereto. The failure of any party at any time or times to require performance of any provisions contained herein shall in no manner affect the right of such party at any later time to enforce the same.

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

      17. Governing Law. The parties hereto acknowledge and agree that this Agreement shall be governed by, construed, and enforced in accordance with the laws, and in the courts, of the state of Michigan, without regard to its conflicts of laws principles.

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

X-RITE, INCORPORATED ________________________________ Duane Kluting Vice President, Chief Financial Officer INDEMNITEE ______________________________

X-Rite, Incorporated Indemnity Agreements in the foregoing form have been entered into between the registrant and the following persons:

Richard E. Cook
Michael C. Ferrara
Duane Kluting
John E. Utley
Ronald A. VandenBerg
James A. Knister
Rufus S. Teesdale
Peter M. Banks
Stanley W. Cheff