Form 10-K
period 2002-12-28
X RITE INC
filed 2003-03-27
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

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
Yes [ X ] No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [ X ] No [     ]

On March 3, 2003, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,231,206.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $158,525,310 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 40.

PART I
ITEM 1. BUSINESS

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

X-Rite has grown through internal expansion and through acquisitions. In 1993 the Company established two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company established an English subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. Also in 1994, the Company acquired the assets of Colorgen, Inc. (“Colorgen”), a Massachusetts-based manufacturer of retail paint matching systems. In 1995, the Company acquired the outstanding stock of Labsphere, Inc. (“Labsphere”) of New Hampshire. Labsphere is a leading manufacturer of light measurement and light source integrating systems and instrumentation. In 1997, the Company acquired the assets of Light Source Computer Images, Inc. (“Light Source”) a California-based producer of scanning, imaging and print optimization software. In 1998, the Company established a French subsidiary, X-Rite Méditerranée SARL, which acquired a branch of an X-Rite dealer located near Paris. In 2000, the Company acquired the assets of Optronik, GmbH (“Optronik”) of Berlin, Germany, a leading developer and manufacturer of non-contact, on-line color and light measurement technologies. Optronik’s facility is the Company’s first research, development and manufacturing location in Europe. Also in 2000, the Company formed a domestic subsidiary, Coherix Corporation (“Coherix”), which acquired the assets of the HoloVision Products Group of Veridian-ERIM International. The Coherix product line uses tunable laser technology to provide three dimensional mapping of the surface of physical objects. In addition, in 2000, the Company formed a strategic venture capital group, XR Ventures, LLC. The group’s purpose is to direct and manage X-Rite’s investments in start up companies in high technology fields. In 2002, the Company established a subsidiary located in The Hague, Netherlands, X-Rite Europe, B.V. It provides sales and marketing support for X-Rite’s international operations. Also in 2002, the Company opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The Peoples Republic of China. The company will work with previously opened representative offices in Beijing and Tianjin to serve the Chinese markets.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investors Relations section of the Company’s Internet website (http://www.xrite.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

(b)     Financial Information About Operating Segments

The Company operates in one segment: quality control instruments and accessories. Accordingly, no separate operating segment information is presented.

(c)     Narrative Description of Business

Principal Products
The Company’s principal products are proprietary quality control instruments, which utilize advanced optical and electronic technologies. The principal types of products and markets served include:

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

Spectrophotometers are related to colorimeters, however, they measure light at many points over the entire visible spectrum. Spectrophotometers are used in color formulation for materials such as plastics, paints, inks, ceramics and metals. The Company’s multi-angle spectrophotometer, which is used to measure the color of metallic finishes is useful for controlling the color consistency of automotive paints and other metallic and pearlescent coatings. In addition, the Company produces a spherical spectrophotometer, which measures the color of textured surfaces and is used in the textile, paint and plastics industries.

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

Restorative tooth shade matching instruments and software packages are designed by the Company for use in cosmetic dental practices. The X-Rite ShadeVision® System is a significant technological advance that improves patient care by replacing the subjective selection of tooth color with an accurate measurement.

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

Distribution Networks
Sales of the Company’s products are made by its own sales personnel and through independent manufacturer’s representatives. Certain products not sold directly to end-users are distributed through a network of independent dealers in seventy countries. Independent dealers are managed and serviced by the Company’s sales staff and by independent sales representatives.

Raw Materials
With few exceptions, raw materials and components necessary for manufacturing products and providing services are generally available from several sources. The Company does not foresee any unavailability of materials or components which would have a material adverse effect on its overall business.

Patents
The Company owns 63 patents. In addition, the Company currently has 42 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations.

Seasonality
The Company’s business is generally not subject to seasonal variations that significantly impact sales, production or net income.

Working Capital Practices
The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company’s business.

Significant Customers
No single customer accounted for more than 10% of total net sales in 2002, 2001 or 2000. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog
The Company’s backlog of scheduled but unshipped orders was $4.2 million at February 28, 2003 and $4.8 million at February 23, 2002. The February 28, 2003 backlog is expected to be filled during the current fiscal year.

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

Research, Development and Engineering
During 2002, 2001 and 2000, respectively, the Company expensed $12.4, $15.5 and $11.8 million on research, development and engineering. X-Rite has no customer sponsored research and development activities.

Human Resources
As of March 1, 2003, the Company employed 623 persons; 507 in its U.S. operations and 116 in its foreign subsidiaries. The Company believes that its relations with employees are excellent.

(d)     Financial Information About Foreign and Domestic Operations

See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this report.

ITEM 2.   PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world, listed below are the principal properties owned or leased as of March 1, 2003:

Location	Principal Uses	Owned/Leased
Grandville, MI	Manufacturing, R,D&E, sales, customer service, warehouse and administration.	Owned
Grandville, MI	Sales and training.	Leased
North Sutton, NH	Manufacturing, R,D&E, sales, customer service, warehouse and administration.	Owned
Poynton, England	Sales and customer service.	Leased
Cologne, Germany	Sales and customer service.	Leased
Berlin, Germany	Manufacturing, R,D&E, sales, customer service, warehouse and administration.	Leased
The Hague, Netherlands	Sales and administration.	Leased
Quarry Bay, Hong Kong	Sales and customer service.	Leased
Brno, Czech Republic	Sales and customer service.	Leased
Massy, France	Sales and customer service.	Leased
Tokyo, Japan	Sales and customer service.	Leased
Beijing , China	Sales and customer service.	Leased
Tianjin, China	Sales and customer service.	Leased
Shanghai, China	Sales and customer service.	Leased
Origgio, Italy	Sales and customer service.	Leased

Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 54,000 square feet. Management considers all the Company’s properties and equipment to be well maintained, in excellent operating condition, and suitable and adequate for the Company’s development, production, distribution and selling requirements.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation within the meaning of Item 103 of Regulation S-K. On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. sued the Company in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. Patents by the Company’s ShadeVision™ system, and seeking injunctive relief and unspecified damages. The Company has reviewed the matter (with patent counsel) and does not believe that it infringes any valid claim of any of the plaintiffs’ patents. The Company has asked the court to declare that all of the patent claims are invalid, unenforceable, and/or not infringed by its system. The suit is in the preliminary stages of discovery and it is not possible to determine whether the litigation will proceed to trial. Although it cannot be predicted with certainty, management believes the ultimate resolution of this matter will not have a material adverse effect on the Company. The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 28, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of all of the Company’s executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the Annual Meeting of Shareholders. Except as discussed, each of the named officers has served the Company in an executive capacity for more than five years.

Name	Age	Position	Position Held Since
Michael C. Ferrara	60	President, Chief Operating Officer	2001(1)
Bernard J. Berg	59	Senior Vice President, Engineering	1983
Duane F. Kluting	53	Vice President, Chief Financial Officer	1992
Jeffrey L. Smolinski	41	Vice President, Operations	1994
Joan Mariani Andrew	44	Vice President, International	1995

(1) Prior to joining X-Rite, Mr. Ferrara served as the Chief Executive Officer of Marine Optical Group, a worldwide design and marketing company in the eyewear business, and he held that position for more than five years.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company’s common stock is quoted in the NASDAQ – National Market System under the symbol XRIT. As of March 1, 2003, there were approximately 1,300 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

                                                                                          Dividends
                                                    High                 Low              Per Share
    ---------------------------------------- -------------------- ------------------- -------------------
    Year Ended December 28, 2002:
             First Quarter                          $9.75                 $7.75              $.025
             Second Quarter                          9.27                  5.01               .025
             Third Quarter                           8.99                  6.87               .025
             Fourth Quarter                          8.40                  6.85               .025

    Year Ended December 29, 2001:
             First Quarter                         $10.31                 $6.50              $.025
             Second Quarter                         10.30                  8.15               .025
             Third Quarter                           9.75                  6.70               .025
             Fourth Quarter                         10.00                  6.75               .025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

Selected quarterly financial data for the two years ended December 28, 2002 is summarized as follows:

                                                (000 except per share data)
                                                                                         Diluted
                                                           Operating         Net        Earnings
                                               Gross         Income        Income        (Loss)
             QUARTER              Sales       Profit         (Loss)        (Loss)      Per Share (2)
    -------------------------- ------------ ------------ --------------- ------------ --------------
    2002:
      First Quarter (1)            $20,956      $12,284        $  (324)     $(7,874)        $(.39)
      Second Quarter                24,401       15,537          1,601       (5,488)         (.27)
      Third Quarter                 22,246       13,980            315          252           .01
      Fourth Quarter                30,865       19,768          4,839        3,701           .18
                                   -------      -------        --------     --------        ------
                                   $98,468      $61,569        $ 6,431      $(9,409)        $(.47)
                                   =======      =======        ========     ========        ======

    2001:
      First Quarter                $25,360      $16,263        $ 2,844      $ 2,429         $ .11
      Second Quarter                24,429       15,448          1,927        1,755           .08
      Third Quarter                 21,739       13,579         (1,199)         404           .02
      Fourth Quarter                20,130       11,781         (1,473)      (2,655)         (.12)
                                   -------      -------        --------     --------        ------
                                   $91,658      $57,071        $ 2,099      $ 1,933         $ .09
                                   =======      =======        ========     ========        ======
(1)

In the fourth quarter of 2002 the Company completed its transitional testing in connection with its adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. See Note 4 to the financial statements. The resulting adjustment was recorded as a cumulative effect of change in accounting principle of $7.6 million, or 38 cents per share, retroactive to the first quarter of 2002 requiring a restatement of the loss and loss per share previously reported in that quarter of $(259) and $(.01).

(2)	In 2002 the Company incurred a loss, therefore, potentially dilutive shares are not considered in the per share amounts, because to do so would have an anti-dilutive effect on loss per share.

Selected financial data for the five years ended December 28, 2002 is summarized as follows:

                                                (000 except per share data)

                                   2002          2001           2000           1999           1998
    -------------------------- ------------- -------------- -------------- -------------- --------------

    Net sales                    $  98,468       $  91,658       $103,449       $100,209        $94,811
    Operating income                 6,431           2,099         18,073         20,253         10,267
    Net income (loss)               (9,409)          1,933         12,408         13,649          6,862
    Earnings (loss) per share:
      Basic
      Diluted                         (.47)            .09            .59            .65            .33
    Dividends per share               (.47)            .09            .58            .62            .32
                                       .10             .10            .10            .10            .10

    Total assets                  $102,884        $118,952       $125,683       $107,819        $95,444
    Long-term debt                   -               -              -              -              -

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as “X-Rite” and “the Company”). This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about the Company’s significant accounting policies and practices and the transactions that underlie its financial results.

X-Rite is a global leader in providing color, light and shape measurement solutions across a broad spectrum of industries and applications. The Company’s business strategy is focused on providing an array of sophisticated quality control instrumentation, software and services, to assist its customers in measuring and controlling various facets of a product’s appearance and functionality. The Company serves many industries, with an emphasis on industrial and retail coatings, printing and imaging, telecommunications and medical and dental products.

X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, as well as key locations in Europe and Asia.

The Company’s cost of sales consists primarily of the costs associated with manufacturing its products. Those costs consist of materials, labor and manufacturing overhead. The Company’s primary manufacturing activities are conducted at facilities in Michigan and New Hampshire, in addition to a smaller facility located in Germany. X-Rite’s gross profit historically has fluctuated within a relatively narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs.

Operating expenses are composed of three categories, selling and marketing, general and administrative expenses and research, development and engineering. Selling and marketing expenses are composed of wages, commissions, facility costs, travel, advertising, media and product promotion costs. General and administrative expenses include compensation and facilities costs for the information systems, executive, human resources and finance departments, as well as software, legal and consulting costs. Research, development and engineering expenses are composed of wages, facilities, software and consulting costs. These costs are incurred for both new product development, and the support and refinement of the existing product lines.

There are many factors that affect operating results; critical factors include the following:

The Company must be able to provide products and services that are both technologically advanced and competitively priced. To do so, requires a dedicated research and development effort that is customer focused and timely in its new product delivery.

The Company’s manufacturing processes are vertically integrated. Therefore, it is important to efficiently manage the cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits.

X-Rite’s products are sold in many markets and geographic regions, which requires a coordinated sales and marketing effort that can deliver cost-effective measurement solutions to a variety of customers both large and small.

The following table sets forth information derived from the Company’s consolidated statements of operations expressed as a percentage of net sales.

                                               2002           2001         2000
                                           -------------- ------------- ------------

    Net sales                                  100.0%        100.0%        100.0%
    Cost of sales                               37.5          37.7          35.7
                                               -----         -----         -----
      Gross profit                              62.5          62.3          64.3
    Operating expenses:
      Selling and marketing                     28.2          25.4          21.0
      General and administrative                15.2          16.8          14.5
      Research, development &
          engineering                           12.6          16.9          11.4
       Restructuring charges                    -              0.9          -
                                               -----         -----         -----
                                                56.0          60.0          46.9
                                               -----         -----         -----

    Operating income                             6.5           2.3          17.4
    Other income                                 -             1.0           1.0
    Write down of other
        investments                             (7.4)         (1.2)         -
                                               -----         -----         -----
    Income (loss) before income
        taxes and cumulative effect of
        change in accounting principle          (0.9)          2.1          18.4
    Income taxes                                 1.0           -             6.5
    Cumulative effect of change
        in accounting principle                 (7.7)          -            -
                                               -----         -----         -----
    Net income (loss)                           (9.6)%         2.1%         11.9%
                                               -----         -----         -----

Net Sales
Record fourth quarter sales of $30.9 million helped the Company post a 7.4 percent increase in sales for 2002. Sales for the year were $98.5 million, compared to $91.7 million in 2001. The 2001 sales were 11.4 percent lower than the 2000 sales of $103.4 million. These results were especially pleasing in light of the difficult markets encountered in 2002. Capital goods spending remained soft globally, particularly in several key markets, such as printing, imaging and telecommunications. The Company’s focus on continually providing its customers with cost effective solutions has allowed sales to grow in difficult economic times.

The Color and Appearance product groups capitalized on new product introductions to record combined sales of $38.0 million a 23.4 percent increase over 2001 sales of $30.8 million. Color and Appearance sales were $37.1 million in 2000. The industrial and refinishing market group recorded sales of $23.2 million, an 18.4 percent increase over the 2001 sales $19.6 million. Retail coating sales were $14.8 million, an increase of 32.1 percent over 2001 sales of $11.2 million, reflecting the popularity of the latest versions of the MatchRite ColorDesigner software enhancements.

Graphic Arts sales were $41.7 million compared to $41.1 million in 2001 an increase of 1.5 percent. Printing line sales were $21.3 million, an increase of 5.5 percent over 2001 sales of $20.2 million. The imaging product line sales were $20.4 million in 2002 compared to $20.9 million in 2001, a decrease of 2.4 percent. Graphic Arts sales in 2000 were $47.7 million.

Labsphere had a disappointing year, as continued softness in the lighting and telecommunications industries hampered sales efforts. Sales for 2002 were $11.9 million compared to $14.8 million in 2001, a decrease of 19.8 percent. Sales in 2000 were $14.5 million.

X-Rite’s new ShadeVision dental product continued to gain market acceptance in 2002, which helped the Bio Diagnostics lines record a 41.1 percent increase in sales. Total biodiagnostic sales for the year were $6.9 million compared to $4.9 and $4.1 million in 2001 and 2000, respectively.

Geographically, sales to the North American and European markets were strong in 2002. Sales in North America increased 9.3 percent over 2001, while European sales were up 7.8 percent. Sales in the Asia Pacific region were flat, with gains experienced in the Chinese market offset by weaknesses in other Asian markets, primarily Japan.

Sales from the Coherix and Optronik units, which were acquired in the third quarter of 2000, were nominal in 2002, 2001 and 2000, and accordingly, did not impact total sales.

Price changes had a marginal impact on sales levels in 2002, 2001 and 2000.

Gross Profit
Gross profit as a percent of net sales was 62.5 percent in 2002 as compared to 62.3 and 64.3 percent in 2001 and 2000, respectively. The manufacturing cost structure has remained consistent, but under absorbed overhead and competitive pricing pressures has lowered gross profit.

Selling and Marketing Expenses
The Company continues to expand its sales and marketing coverage to support new product introductions and geographic expansion. Selling and marketing expense was $27.8 million for 2002 a 19.8 percent increase over 2001 expenses of $23.2 million. Selling and marketing expenses in 2000 were $21.7 million. The increased marketing costs were across most lines of business, with particular emphasis on newer lines such as ShadeVision and Coherix. Additional marketing costs were also incurred for new product rollouts for the 8000 Benchtop series, ColorDesigner and ATD News for the printing group. Sales costs also increased as a result of the additional staffing and travel costs to expand the Company’s global reach to Europe and Asia.

In 2002, we also completed the opening of X-Rite, (Shanghai) International Trading Co. Ltd. in Shanghai. This company serves as a sales and service center for China. Expanding our presence in China will facilitate continued growth, and help X-Rite establish a position as that country’s preferred provider of color measurement solutions.

General and Administrative
General and administrative expenses decreased 2.6 percent in 2002. Total expenditures were $15.0 million versus $15.4 million in 2001. The 2000 expenses were also $15.0 million. The decrease reflects the impact of an ongoing cost cutting initiative as well as a focus to leverage these costs over a higher amount of sales.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenditures in 2002 were $12.4 million compared to $15.5 million in 2001, a decrease of $3.1 million or 20.0 percent. In 2000, RD&E expenditures were $11.8 million. The decrease in 2002 can be attributed to lower employee headcount, completion of several new product projects during the year, and reduced contract engineering costs that were directed at a specific development project.

In addition to the RD&E costs reported as operating expenses, costs were incurred to develop new software products in each of the last three years that were capitalized. Software development costs capitalized totaled $1.7, $1.6 and $1.6 million in 2002, 2001 and 2000, respectively. The related amortization expense was included in cost of sales (see Note 2 to the accompanying consolidated financial statements).

Restructuring Charge
In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings. This charge has been classified separately as a component of Operating Expenses under the caption of “Restructuring charge” and represents costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of December 28, 2002, 60 positions have been eliminated. The remaining unpaid benefits at December 28, 2002 of $0.2 million are included in accrued liabilities.

Other Income
Other income consists primarily of dividend and interest income and foreign currency exchange gains and losses. The decline in other income in 2002 is due to decreased yields in the tax-exempt markets as well as less funds available for investment.

Write-Down of Other Investments
Other investments include investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV) (See Other Investments, below). Each investment represents less than 20 percent of the ownership of the respective investees. Since the Company does not exercise significant influence over the operating and financial policies of each investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below cost has occurred.

If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized. A comprehensive assessment of the continuing value of XRV’s investments was performed in June 2002, and the conclusion was reached that due to the continued erosion of the venture capital markets, and network middleware and telecommunications sectors of the economy, the value of certain investments had been permanently impaired. Accordingly, a charge of $6.6 million was recorded in the second quarter.

In the fourth quarter of 2002, XRV provided a working capital advance of $0.6 million to a company in which it had previously invested and subsequently expensed that investment. This new funding was made in conjunction with other previous third party investors. This funding was intended to provide the investee operating cash for the next six months while it sought new sources of investment capital. The investee has not been successful in securing new capital, and upon further analysis, this investment was deemed to be impaired and the appropriate charge was taken in the fourth quarter.

The Company performed a similar assessment in the fourth quarter of 2001, and it was determined that certain investments had been permanently impaired requiring a write-down of $1.1 million. No such write-downs occurred in 2000.

Tax benefits related to these write-downs may not be realizable and accordingly were not recorded for either year.

At December 28, 2002, the Company had four venture capital investments for which impairment charges have not been recorded. These companies are focused in the medical diagnostic device, market research and telecommunications components industries.

Income Taxes
The Company recorded a tax provision of $1.0 million in 2002 against a loss before taxes of $0.8 million and cumulative effective of change in accounting principle. The provision was adjusted by the potential non-deductible capital losses associated with the write-down of investments by XR Ventures, LLC. Exclusive of these write-downs, the Company would have had approximately a 16 percent tax rate in 2002, compared to the U.S. statutory rate of 35 percent. This lower rate benefited from tax reductions received as a result of the Company’s foreign sales operations.

The effective tax rate for 2001 was zero percent, and approximately 35 percent for 2000.

Cumulative Effect of Change in Accounting Principle
Effective December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment annually and as indicators of impairment occur. As discussed further in Note 4 to the consolidated financial statements, during 2002, the Company completed steps one and two of the transitional testing required by SFAS No. 142, as well as, the annual impairment testing requirement. Step two testing was completed with the assistance of an independent valuation firm during the fourth quarter of 2002.

Under SFAS No.142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company evaluated goodwill using three reporting units, Labsphere and Optronik combined, Coherix, and X-Rite Mediterranee.

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred. Therefore, a non cash charge of $7.6 million, or 38 cents per share, was recorded. The decline in fair value of the Labsphere and Optronik reporting unit is primarily attributable to a decline in revenue and profitability for the unit. This decline has led to a reduction in the three to five year projection of operating earnings for the unit. The impairment is recorded under the caption “Cumulative effect of change in accounting principle” in the accompanying consolidated statement of operations, retroactive to the first quarter of 2002. The fair value of the remaining reporting units exceeded their net book value. Therefore, no impairment charges were recorded for these units. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

If the non-amortization provisions of Statement No.142 had been applied in 2001 and 2000, amortization expense would have been reduced by $0.9 and $0.6 million, respectively.

Liquidity and Capital Resources
Approximately $14.8 million of cash was generated from operating activities in 2002, an increase of $2.8 million or 23.3 percent over 2001. Cash flow from operations in 2000 was $20.5 million. Non-cash depreciation and amortization charged against net income was $5.6 million compared to $6.2 million and $5.7 million for 2001 and 2000, respectively. Amortization expenses in 2001 and 2000 include $0.9 and $0.6 million respectively, for amortization of goodwill, which was not expensed in 2002, due to the adoption of SFAS No. 142 (see Note 4 to the accompanying consolidated financial statements). In addition, the Company recorded non-cash charges of $7.2 million for write- downs of XR Ventures, LLC investments, and $7.6 million for goodwill impairments in connection with adoption of SFAS No.142. In 2001 XR Ventures, LLC recorded a write down of $1.1 million. There was no impairment recorded in 2000.

Cash and short-term investments at December 28, 2002, were $17.5 million as compared to $24.8 million at December 29, 2001. The largest use of cash in 2002 was $11.2 million for the repurchase of Company common stock through the Founders Stock Redemption program. Working capital at December 28, 2002, was $42.6 million as compared to $52.1 million at December 29, 2001. The current ratio at December 28, 2002 was 4.7:1, compared to 8.2:1 at December 29, 2001.

The Company anticipates that current liquidity, future cash flows and a bank credit line will be sufficient to fund operations, life insurance premiums, capital expenditures, and financing needs for the foreseeable future. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20 million.

The Company’s portfolio of short-term investments consists primarily of tax-free municipal bonds, mutual funds and preferred stocks. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $0.8 and $0.6 million at December 28, 2002 and December 29, 2001, respectively.

Capital expenditures of $2.2 million were made in 2002. These expenditures were made primarily for machinery, equipment, building improvements, computer hardware and software. Capital expenditures in 2001 were $5.0 million. The Company anticipates making capital expenditures in 2003 of approximately $3.7 million.

During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares of common stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the market price, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be required periodically to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to provide adequate funding for both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 2002, 2001 and 2000 approximately $1.4, $1.0 and $1.0, million respectively, were classified as expense.

The Company purchased 1,120,000 shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

The Company’s most significant financing activities in 2002 were the payment of dividends to shareholders and the repurchase of common stock through the Founders program, as previously discussed. During the last three years dividends were paid at a rate of 10 cents per share or approximately $2.0 million dollars annually. At the present time, the Board of Directors intends to continue payments at this rate. In September 2000, the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. There were no shares repurchased in 2002 under this program. During 2001, the Company repurchased 231,364 shares at an average cost of $7.56 per share. There were no shares repurchased during 2000.

Other Investments
XR Ventures, LLC (XRV) is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage the Company’s investments in start up companies in high technology fields. The Company’s partners in the group are Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current Company technologies, or technologies that the Company is interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At December 28, 2002 and December 29, 2001, XRV held minority positions in eleven companies, with a total net investment of $3.2 and $8.6 million, respectively. The Board of Directors of the Company evaluated the fairness, on-going risks and uncertainty involved in partnering with two of its directors. The arrangement was negotiated at arms-length with Dr. Banks and Mr. Knister who were represented by their own counsel while the Company was represented by its regular counsel.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In some instances there may be alternative policies or estimation techniques that could be used. Management maintains a thorough process to review the application of accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to the financial statements. Management has discussed the development and selection of these accounting policies with the Audit Committee of the Board of Directors.

Accounts Receivable Allowances
Accounts receivable allowances are based on known customer exposures, historic credit experience, and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components, a policy that consistently applies reserve rates based on the age of outstanding accounts receivables is followed. Actual collections can differ requiring adjustments to the reserves.

Inventory Reserves
Inventories are valued at the lower of cost or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. The amount of reserve required may be adjusted as these underlying factors change.

Self-Insurance Reserves
The Company is self insured up to certain limits for costs associated with benefits paid under employee health care programs. The measurement of these costs requires the consideration of historic loss experience and judgments about the present and expected levels of costs per claim. These costs are accounted by developing estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. This method provides estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

Long-Lived Assets
Evaluations are periodically made of long-lived assets and the Company’s venture capital investments for indicators of impairment when events or circumstances indicate that this risk may be present. Judgments regarding the existence of impairment are based on several factors including but not limited to, market conditions, operational performance, technological advancements and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value.

Goodwill
The Company has $2.1 million of goodwill recorded as of December 28, 2002, related to prior acquisitions. New accounting standards adopted in 2002, require that goodwill must be reviewed for impairment at least annually and as indicators of impairment occur, and the cessation of amortization. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

Other Matters
In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (the “Plan”), which became effective in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes, “ “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements, such as those related to refining manufacturing processes, new products and new markets, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments.

Foreign Exchange
Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and British Pound Sterling. In 2002, approximately 24 percent of the Company’s sales were invoiced in foreign currencies. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly.

Founders Stock Redemption Program
During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares (see Note 9 to the accompanying consolidated financial statements). The repurchases will be funded by life insurance policies purchased on certain members of the founders group and their spouses. These policies have cash value accumulation funds that provide investment income that is used to offset increasing mortality charges as the insureds age. The cash value funds are invested in a combination of equity and bond funds as well as variable interest rate products issued by the underwriting carrier. Should the policies experience prolonged investment losses, or lower than anticipated interest crediting rates the policies may require additional cash deposits to keep them in force.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, financial statements and notes are included with this report:

Report of Independent Auditors
Copy of the Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Permanent Shareholders’ Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Auditors

To the Shareholders and Board of Directors of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheet of X-Rite, Incorporated and subsidiaries as of December 28, 2002, and the related consolidated statements of operations, permanent shareholders’ investment and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of X-Rite, Incorporated for the years ended December 29, 2001 and December 30, 2000 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at December 28, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of X-Rite, Incorporated as of December 29, 2001 and December 30, 2000, and for the years then ended, were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
January 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report and Form 10K for the years ended December 29, 2001 and December 30, 2000. This opinion has not been re-issued by Arthur Andersen, LLP.

Copy — Report of Independent Public Accountants

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

/s/ Arthur Andersen LLP

Grand Rapids, Michigan,
January 29, 2002

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                       December 28,       December 29,
                                                                           2002               2001
                                                                       -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 10,100           $  9,164
   Short-term investments                                                   7,438             15,667
   Accounts receivable, less allowance of
     $1,207 in 2002 and $1,237 in 2001                                     19,773             12,048
   Inventories                                                             14,080             15,235
   Refundable income taxes                                                      -              4,079
   Deferred taxes                                                           1,602              2,139
   Prepaid expenses and other current assets                                1,141              1,022
                                                                         --------           --------
                                                                           54,134             59,354

 Property plant and equipment:
   Land                                                                     2,278              2,278
   Buildings and improvements                                              16,948             16,745
   Machinery and equipment                                                 15,399             14,364
   Furniture and office equipment                                          18,224             17,477
   Construction in progress                                                   157                377
                                                                         --------           --------

                                                                           53,006             51,241
   Less accumulated depreciation                                         (31,879)           (28,899)
                                                                         --------           --------
                                                                           21,127             22,342

Other assets:
   Cash surrender values (founders policies)                               16,123             13,197
   Goodwill                                                                 2,135              9,599
   Other investments                                                        3,210              8,634
   Capitalized software (net of accumulated amortization
     of $9,011 in 2002 and $7,392 in 2001)                                  2,862              2,779
   Deferred taxes                                                           1,683              1,834
   Other noncurrent assets                                                  1,610              1,213
                                                                         --------           --------
                                                                           27,623             37,256
                                                                         --------           --------

                                                                         $102,884           $118,952
                                                                         ========           ========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – Continued
(in thousands, except share and per share data)

                                                                       December 28,       December 29,
                                                                           2002               2001
                                                                       -----------        -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                      $  3,323           $  1,713
     Accrued liabilities:
       Payroll and employee benefits                                        4,265              2,743
       Income taxes                                                         2,144                  -
       Other                                                                1,804              2,767
                                                                         --------           --------
                                                                           11,536              7,223

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     3,420,000 and 4,540,000 shares issued and outstanding,
     respectively, in 2002 and 2001                                        34,200             45,400

Permanent shareholders' investment:
   Preferred stock, $.10 par value, 5,000,000 shares
     authorized; none issued                                                    -                  -
   Common stock, $.10 par value, 50,000,000 shares
     authorized; 16,803,525 and 16,761,118 shares
     issued and outstanding in 2002 and 2001 respectively,
     not subject to redemption agreements                                   1,680              1,676
   Additional paid-in capital                                               6,056              5,792
   Retained earnings                                                       50,001             61,431
   Accumulated other comprehensive loss                                     (330)            (2,208)
   Stock conversion program                                                 (259)              (362)
                                                                         --------           --------
                                                                           57,148             66,329
                                                                         --------           --------
                                                                         $102,884           $118,952
                                                                         ========           ========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                       For the Year Ended
                                                          ----------------------------------------------
                                                          December 28,     December 29,      December 30,
                                                              2002             2001              2000
                                                          -----------      -----------       -----------

Net sales                                                  $ 98,468         $ 91,658           $103,449
Cost of sales                                                36,899           34,587             36,943
                                                           --------         --------           --------
   Gross profit                                              61,569           57,071             66,506

Operating expenses:
   Selling and marketing                                     27,769           23,231             21,685
   General and administrative                                14,993           15,380             14,977
   Research, development and engineering                     12,376           15,499             11,771
   Restructuring charge                                         -                862                -
                                                           --------         --------           --------
                                                             55,138           54,972             48,433
                                                           --------         --------           --------

     Operating income                                         6,431            2,099             18,073

Other income                                                     33              959              1,090
Write-down of other investments                              (7,237)          (1,125)               -
                                                           --------         --------           --------

     Income (loss) before income taxes                         (773)           1,933             19,163

Income taxes                                                  1,021              -                6,755
                                                           --------         --------           --------

Income (loss) before cumulative effect
   of change in accounting principle                         (1,794)           1,933             12,408

Cumulative effect of change in accounting
   principle                                                 (7,615)             -                  -
                                                           --------         --------           --------

Net income (loss)                                          $ (9,409)         $ 1,933           $ 12,408
                                                           ========         ========           ========

Earnings (loss) per share - basic:
   Earnings (loss) before cumulative effect of
     change in accounting principle                          $(.09)             $.09              $.59
   Cumulative effect of change in accounting
     principle                                                (.38)              -                  -
                                                           --------         --------           --------

                                                             $(.47)             $.09              $.59
                                                           ========         ========           ========

Earnings (loss) per share - diluted:
   Earnings (loss) before cumulative effect of
     change in accounting principle                          $(.09)             $.09             $ .58
   Cumulative effect of change in accounting
     principle                                                (.38)              -                  -
                                                           --------         --------           --------

                                                             $(.47)             $.09              $.58
                                                           ========         ========           ========

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PERMANENT SHAREHOLDERS’ INVESTMENT
(in thousands, except share data)

                                                                                 Accumulated
                                                                                    Other                         Total
                                         Additional                             Comprehensive       Stock       Permanent
                                Common     Paid-in     Retained   Shares in        Income         Conversion   Shareholders'
                                Stock      Capital     Earnings     Escrow         (Loss)          Program      Investment
                               -------   ----------    --------   ---------     -------------     ----------   ------------

BALANCES, 1/1/00               $1,670       $8,439     $51,347     $(4,820)         $(1,214)          $ -         $55,422

Net income                          -                   12,408           -                 -            -          12,408
Translation adjustment              -            -           -           -             (522)            -           (522)
Unrealized gain on short-
   term investments (net of tax)    -            -           -           -               162            -             162
                                                                                                                  -------
Total comprehensive income                                                                                         12,048
Cash dividends declared
   of $.10 per share                -            -      (2,116)        (13)                -            -         (2,129)
Issuance of 96,425 shares
   of common stock under
   employee benefit plans          10          467           -           -                 -            -             477
Sale of 257,264 shares
   by escrow fund                   -      (2,913)           -       4,833                 -            -           1,920
                               ------      -------     -------      ------           -------       ------         -------

BALANCES, 12/30/00              1,680        5,993      61,639           -           (1,574)            -          67,738

Net income                          -            -       1,933           -                 -            -           1,933
Translation adjustment              -            -           -           -             (565)            -           (565)
Unrealized loss on short-
   term investments (net of tax)    -            -           -           -              (69)            -            (69)
                                                                                                                  -------
Total comprehensive income                                                                                          1,299
Cash dividends declared
   of $.10 per share                -            -      (2,141)          -                 -            -         (2,141)
Issuance of 195,161 shares
   of common stock under
   employee benefit plans          19        1,525           -           -                 -         (517)          1,027
Repurchase of 231,364
   shares of common stock         (23)     (1,726)           -           -                 -            -         (1,749)
Stock conversion program            -            -           -           -                 -          155             155
                               ------      -------     -------      ------           -------       ------         -------

BALANCES, 12/29/01              1,676        5,792      61,431           -           (2,208)         (362)         66,329

Net loss                            -            -      (9,409)          -                 -            -         (9,409)
Translation adjustment              -            -           -           -             2,036            -           2,036
Unrealized loss on short-
   term investments (net
   of tax of 86)                    -            -           -           -             (158)            -           (158)
                                                                                                                  -------
Total comprehensive loss                                                                                          (7,531)
Cash dividends declared
   of $.10 per share                -            -      (2,021)          -                 -            -         (2,021)
Issuance of 58,049 shares
   of common stock under
   employee benefit plans           6          403           -           -                 -            -             409
Repurchase of 15,642
   shares of common stock         (2)        (139)           -           -                 -            -           (141)
Stock conversion program            -            -           -           -                 -          103             103

BALANCES, 12/28/02             $1,680       $6,056     $50,001      $    -           $ (330)       $(259)         $57,148
                               ======       ======     =======      ======           =======       ======         =======

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     For the Year Ended
                                                                        ----------------------------------------------
                                                                        December 28,     December 29,      December 30,
                                                                            2002             2001              2000
                                                                        -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                      $(9,409)         $ 1,933           $12,408
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Cumulative effect of change in accounting principle                  7,615                -                 -
       Depreciation and amortization                                        5,575            6,168             5,717
       Allowance for doubtful accounts                                        281              494               388
       Deferred income taxes                                                  774            4,082            (4,669)
       Write-down of other investments                                      7,237            1,125                 -
       Other                                                                  108              299                18
   Changes in operating assets and liabilities
     net of effects from acquisitions:
       Accounts receivable                                                 (7,239)           7,246               335
       Inventories                                                          1,394              700               415
       Prepaid expenses and other current assets                             (164)            (880)              144
       Accounts payable                                                     1,546             (806)              217
       Income taxes payable                                                 6,248           (9,142)            4,738
       Other accrued liabilities                                              819              775               792
                                                                          -------          -------           -------
         Net cash provided by operating activities                         14,785           11,994            20,503

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments                       3,020            1,442             2,606
   Proceeds from sales of short-term investments                           11,762           24,273            19,420
   Purchases of short-term investments                                     (6,810)         (29,020)          (12,378)
   Capital expenditures                                                    (2,230)          (4,972)           (4,140)
   Acquisitions, less cash acquired                                             -                -            (4,505)
   Investment in founders life insurance                                   (2,926)          (3,279)           (3,302)
   Increase in other investments                                           (2,113)          (5,149)           (4,610)
   Increase in other assets                                                (1,697)          (1,641)           (1,628)
   Other investing activities                                                 100               56               (16)
                                                                          -------          -------           -------
         Net cash used for investing activities                              (894)         (18,290)           (8,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                          (2,021)          (2,141)           (2,129)
   Issuance of common stock                                                   375            1,027               477
   Repurchase of common stock                                             (11,341)          (1,749)                -
   Proceeds from sales of escrow investments                                    -                -             1,920
                                                                          -------          -------           -------
         Net cash provided by (used for) financing activities             (12,987)          (2,863)              268

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                                32             (272)             (521)
                                                                          -------          -------           -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                  936           (9,431)           11,697

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              9,164           18,595             6,898
                                                                          -------          -------           -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $10,100          $ 9,164           $18,595

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND OTHER INFORMATION

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

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire. In addition, the Company has locations in Germany, England, Hong Kong, the Czech Republic, France, Italy, the Netherlands China and Japan. Manufacturing is done in the United States and Germany.

Sales to customers are attributed to the geographic areas based upon the location of the customer. Long lived assets consist of plant and equipment (in thousands):

                                                        2002              2001             2000
                                                      --------          --------         --------
Domestic sales:
   U.S. operations                                     $56,123           $52,637         $ 65,136
International sales:
   U.S. operations export sales
     to unaffiliated customers                          12,165            13,530           12,002
   Foreign subsidiary sales                             30,180            25,491           26,311
                                                       -------           -------         --------

                                                        42,345            39,021           38,313
                                                       -------           -------         --------

                                                       $98,468           $91,658         $103,449
                                                       =======           =======         ========

Long lived assets:
   U.S. operations                                     $19,397           $21,054          $20,285
   International                                         1,730             1,288            1,581
                                                       -------           -------         --------

                                                       $21,127           $22,342          $21,866
                                                       =======           =======         ========

No single customer accounted for more than 10 percent of total net sales in 2002, 2001 or 2000.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the Saturday closest to December 31. Each of the past three fiscal years has contained 52 weeks.

Cash and Cash Equivalents
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable Allowances
Accounts receivable allowances are based on known customer exposures, historic credit experience, and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components a policy that consistently applies reserve rates based on the age of outstanding accounts receivables is followed. Actual collections can differ requiring adjustments to the reserves.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

                                                2002                       2001
                                               ------                     ------

       Raw materials                          $ 4,564                    $ 6,079
       Work in process                          3,908                      5,078
       Finished goods                           5,608                      4,078
                                              -------                    -------
                                              $14,080                    $15,235
                                              =======                    =======

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

The Company capitalized $1.7, $1.6 and $1.6 million of software development costs during 2002, 2001 and 2000, respectively. Amortization expense was $1.6, $1.2 and $1.4 million in 2002, 2001 and 2000, respectively.

Goodwill
Goodwill results from the 1995 acquisition of Labsphere, Inc., and the 2000 acquisitions of the assets of Optronik GmbH and the HoloVision Products group. Effective December 30, 2001 the Company adopted Financial Accounting Standards Board Statement (SFAS) No.142, Goodwill and Other Intangible Assets, which requires companies to discontinue amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead companies are required to review goodwill and intangible assets with an indefinite useful life for impairment annually, or more frequently if indicators of impairment occur. The Company is required to test the carrying value of goodwill impairment at the reporting unit level.

In years prior to 2002, the goodwill associated with the Labsphere acquisition was amortized using the straight-line method over twenty years. The goodwill associated with the Optronik GmbH and HoloVision Products Group acquisitions were amortized using the straight-line method over ten years.

Long Lived Assets
Prior to December 30, 2001, the Company evaluated the recoverability of long-lived assets by determining whether un-amortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets in accordance with the provisions of SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. If the sum of the expected future cash flows was less than the carrying value of the assets, an impairment loss was recognized for the excess of the carrying value over the fair value. The estimated fair value was determined by discounting the expected future cash flows at a rate that would have been required for a similar investment with like risks. Effective December 30, 2001 the Company adopted SFAS No.144, Accounting for the Impairment and Disposal of Long-Lived Assets . SFAS No.144 supercedes SFAS No.121, and the accounting and reporting provisions of the Accounting Principles Board (“APB”) Opinion No.30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No.144 retains the provisions of SFAS No.121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long Lived Assets — continued
disposed of by sale. Discontinued operations are no longer measured on a net realized value basis, and future operating losses are no longer recognized before they occur. The impact of adopting SFAS No. 144 has not been significant to the Company’s financial statements. No impairments were provided for in 2001 or 2000 under standards then in effect.

Investments Carried at Cost
Included in other investments in 2002 and 2001, respectively, are $3.2 and $8.6 million, net of valuation reserves, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange, receives its investment back in full before any distributions are made. Each investment represents less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value and a loss is recognized. In June and December 2002, the Company performed comprehensive assessments of the continuing value of each XR Ventures investment. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy, the Company concluded that the value of certain investments had been permanently impaired, and any related tax benefit of the write-downs may not be realizable. Therefore, the Company recorded charges of $6.6 and $0.6 million in June and December, respectively, for a combined total of $7.2 million for the year. In December 2001, the Company made a similar assessment and recorded impairment charges of $1.1 million.

Temporary and Permanent Shareholders’ Investment
During 1998 the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares (see Note 9). These shares have been reclassified on the balance sheet to a temporary equity account. The Company records the results of its operations and all other equity transactions as a component of permanent shareholders’ investment.

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

Advertising Costs
Advertising costs are charged to operations in the period incurred and totaled $1.0, $1.5 and $1.7 million in 2002, 2001 and 2000, respectively.

Self-Insurance Reserves
The Company is self insured up to certain limits for costs associated with benefits paid under employee health care programs. The measurement of these costs requires the consideration of historic loss experience and judgments about the present and expected levels of costs per claim. These costs are accounted for through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. This method provides estimates of future ultimate claim costs based claims incurred as of the balance sheet date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Option Plans-continued
At December 28, 2002 the Company has employee and outside director stock option plans which are described more fully in Note 8. The Company follows Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, in accounting for its stock option plans. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the company’s stock option equals the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock based compensation plans been determined based on fair value at the grant dates for the awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net earnings and net earnings per share would have been as follows:

Net income (loss)                                                 2002            2001              2000
                                                               --------          ------           --------
     As reported                                              $ (9,409)          $1,933           $12,408
     Deduct: Compensation expense-fair value method               (627)            (739)             (726)
                                                              --------           ------           -------
     Pro forma net earnings (loss)                            $(10,036)          $1,194           $11,682
                                                              ========           ======           =======

Basic net earnings (loss) per share:
     As reported                                                 $(.47)            $.09              $.59
     Pro forma                                                   $(.50)            $.06              $.56

Diluted net earnings (loss) per share:
     As reported                                                 $(.47)            $.09              $.58
     Pro forma                                                   $(.50)             .06              $.55

The weighted-average fair value per share of options granted during 2002, 2001 and 2000 estimated on the date of grant using the Black Scholes pricing model was $3.68, $4.11 and $4.30, respectively. The fair value of options granted was estimated on the date of grant using the following assumptions:

                                                                   2002            2001               2000
                                                                   ----            ----               ----

Dividend yield                                                     1.0%             .9%                .9%
Volatility                                                          55%             52%                54%
Risk - free interest rates                                  4.0% - 4.5%     3.9% - 5.0%        5.7% - 6.7%
Expected term of options                                        5 years         5 years            5 years

Black Scholes is a widely accepted option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of the options granted and future price levels of the Company’s common stock.

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

                                                        2002             2001             2000
                                                        ----             ----             ----
  Numerators:
    Net income (loss) numerators for both
      basic and diluted EPS (in thousands)           $(9,409)           $1,933          $12,408
                                                     =======            ======          =======

  Denominators:
    Denominators for basic EPS
      Weighted-average common
        shares outstanding                         20,211,200       21,394,775       21,171,963
    Potentially dilutive shares
    Shares subject to redemption
        agreements (see Note 9)                         -              384,252          358,722
      Stock options                                     -               51,542           37,768

    Denominators for diluted EPS                   20,211,200       21,830,569       21,568,453
                                                   ==========       ==========       ==========

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Per Share Data, continued
Certain exercisable stock options were excluded from the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options excluded from the calculations and the ranges of exercise prices were 1,022,900 and $10.13 — $19.50 in 2001, and 1,005,800 and $7.03 — $19.50 in 2000. In 2002 the Company incurred a loss, therefore potentially dilutive shares are not included because to do so would have an anti-dilutive effect on loss per share. Had the Company not recorded a loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been 1,333,400 and $7.38 – $19.50.

Foreign Currency Translation
Most of the Company’s foreign operations use the local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the statements of permanent shareholders’ investment. Gains and losses arising from re-measuring foreign currency transactions into the appropriate currency are included in the determination of net income.

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature.

Use of Estimates
The preparation of the Company’s consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on the historic trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates; however, management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

New Accounting Standards
In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, at its fair value. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. In accordance with SFAS No. 146, the Company will adopt these new rules for restructuring activities, if any, that may occur after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 changes current practice in accounting for, and disclosure of, guarantees and requires certain guarantees to be recorded at fair value on the Company’s balance sheet. Interpretation No. 45 also requires a guarantor to make disclosures, even when the likelihood of making payments under the guarantee is remote. These disclosure requirements are effective immediately and are included in Note 10, “Contingencies, Commitments and Guarantees,” to the consolidated financial statements. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that the implementation of Interpretation No. 45 will have a material effect on its financial results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment to FASB Statement No. 123. SFAS No. 148 amends SFAS No.123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and requires disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair value based method of accounting for stock based employee compensation and will continue to use APB 25.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications
Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 3 — SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as other comprehensive income (loss) in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand with no set maturity.

The carrying value of the Company’s investments is as follows (in thousands):

                                                                2002                     2001
                                                        --------------------      -------------------
                                                                      Market                   Market
                                                          Cost        Value         Cost       Value
                                                        --------    ---------     --------   ---------

Investments:
  U.S. federal agency obligations                             -           -       $ 2,570     $ 2,551
  State and municipal securities                       $ 5,515       $ 5,515       10,110      10,110
  Mutual funds                                           1,530           839        1,530       1,151
  Corporate bonds                                           100          102          820         809
  Preferred stocks                                        1,117          982        1,217       1,046
                                                       --------      -------      -------     -------

                                                          8,262        7,438       16,247      15,667
Unrealized losses                                          (824)          -          (580)         -
                                                       --------      -------      -------     -------

    Totals                                              $ 7,438      $ 7,438      $15,667     $15,667
                                                       ========      =======      =======     =======

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. During 2002, the Company completed steps one and two of the transitional testing required by SFAS No. 142 as well as the annual impairment testing requirement. Step two testing was completed with the assistance of an independent valuation firm during the fourth quarter of 2002.

Under SFAS No.142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company evaluated goodwill using three reporting units, Labsphere and Optronik combined, Coherix, and X-Rite Mediterranee.

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred, therefore a non cash charge of $7.6 million, or 38 cents per share was recorded and classified as a cumulative effect of change in accounting principle as required by SFAS No. 142. This charge was not tax benefited due to the majority of the underlying goodwill not previously being deductible (see Note 7). The decline in fair value of the Labsphere and Optronik reporting unit is primarily attributable to a decline in revenue and profitability for the unit. This decline has led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining reporting units exceeded their net book value, therefore, no impairment charges were recorded for these units. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS- continued

If the non-amortization provisions of SFAS No.142 had been applied in 2001 and 2000, amortization expense would have been reduced by $0.9 and $0.6 million, respectively. The table below reconciles reported net earnings to adjusted net earnings for 2001 and 2000 had the non-amortization provisions of SFAS No.142 been applied to those years.

 (in thousands, except per share data)                           2002             2001              2000
                                                               -------          -------           -------

         Reported net income (loss)                            $(9,409)          $1,933           $12,408
         Add back: Goodwill amortization, net of tax                -               984               621
                                                               -------           ------           -------
         Adjusted net income (loss)                            $(9,409)          $2,917           $13,029
                                                               =======           ======           =======

                                                                 2002             2001              2000
                                                               -------          -------           -------

         Basic earnings (loss) per share:
         Reported basic net income (loss) per share             $(.47)             $.09              $.59
         Goodwill amortization                                      -               .05               .03
                                                                -----              ----              ----
         Adjusted basic earnings (loss) per share               $(.47)             $.14              $.62
                                                                =====              ====              ====

         Diluted earnings (loss) per share:
         Reported earnings (loss) per share                     $(.47)             $.09              $.58
         Goodwill amortization                                      -               .04               .02
                                                                -----              ----              ----
         Adjusted earnings (loss) per share                     $(.47)             $.13              $.60
                                                                =====              ====              ====

A summary of changes in goodwill during the year ending December 28, 2002 by reporting unit is as follows (in thousands):

                                                               Foreign
                                           December 29,        Currency                          December 28,
                                               2001           Adjustments     Impairments            2002
                                           -----------        -----------     -----------        -----------

         Labsphere                           $7,494              $121         $(7,615)            $    -
         Coherix                              1,941                 -               -              1,941
         X-Rite, Mediterranee                   164                30               -                194
                                             ------              ----         -------             ------

         Total                               $9,599              $151         $(7,615)            $2,135
                                             ======              ====         =======             ======

On December 28, 2002, other intangibles consisting of Patents totaled $0.3 million, with accumulated amortization of $0.1 million. Amortization expense for other intangibles for 2002 and five succeeding years is not significant.

NOTE 5--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank, which provides for maximum borrowings of $20 million with interest at 1.5% over the "Effective Federal Funds Rate" (1.20% at December 28, 2002). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 2002, 2001 or 2000.

NOTE 6--RESTRUCTURING

In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings. The charge was classified separately as a component of operating expense under the caption of "Restructuring Charge" and represented costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of December 28, 2002, 60 positions have been eliminated. The remaining unpaid benefits of $0.2 million have been included in accrued liabilities.

NOTE 7--INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

                                                         2002             2001           2000
                                                       ------          -------        -------
              Current:
                  Federal                              $  192          $(4,264)       $10,988
                  State                                   157              180            254
                  Foreign                                 (16)             (35)            15
                                                       ------          -------        -------
                                                          333           (4,119)        11,257
              Deferred:
                  Federal                                 688            4,119         (4,502)
                                                       ------          -------        -------

                                                       $1,021          $   -          $ 6,755
                                                       ======          =======        =======

Major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

                                                          2002              2001
                                                         -----             -----
Assets:
  Inventory reserves                                    $  685            $  710
  Accounts receivable reserves                             253               355
  Amortization of intangible assets                      2,320             2,253
  Deferred income                                           -                185
  Impairment reserves                                    2,803               394
  Financial accruals and reserves
    not currently deductible                             1,613             1,159
                                                        ------            ------

                                                         7,674             5,056
  Valuation allowance                                   (3,135)               -
                                                        ------            ------

Deferred income tax assets                               4,539             5,056
                                                        ------            ------

Liabilities:
  Depreciation                                             258               117
  Software development costs                               996               966
                                                        ------            ------

Deferred income tax liabilities                          1,254             1,083
                                                        ------            ------

Net deferred income tax assets                          $3,285            $3,973
                                                        ======            ======

A valuation reserve has been recognized for investment impairment reserves and certain goodwill impairment reserves for which there is uncertainty regarding the ultimate tax benefit.

The following table represents a reconciliation of income taxes at the United Stated statutory rate with the effective rate as follows (in thousands):

                                                                    2002          2001          2000
                                                                  ------         -----        ------
Income taxes (benefit) computed at statutory rate of 35%          $ (271)        $ 677        $6,707
Increase (decrease) in taxes resulting from
   Life insurance premiums                                           489           365           358
   Impairment reserves                                             3,135             -             -
   Non deductible goodwill                                             -           209           196
   Foreign sales corporation                                        (816)         (865)         (748)
   State income taxes                                                102           117           165
   Other                                                          (1,618)         (503)           77
                                                                  ------         -----        ------
                                                                  $1,021         $   -        $6,755
                                                                  ======         =====        ======

Cash (refunded) or expended for income taxes was $(5.9), $5.1 and $6.8 million in 2002, 2001 and 2000, respectively.

NOTE 8 — EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plan. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $0.4, $0.4 and $0.6 million in 2002, 2001 and 2000, respectively.

The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased. During 2002, 2001 and 2000, employees purchased 28,549, 32,711 and 36,940 shares, respectively. The weighted average fair value of shares purchased was $8.36, $8.54 and $9.47 in 2002, 2001 and 2000, respectively. At December 28, 2002, 735,284 shares were available for future purchases.

The Company has two stock option plans covering 2.8 million shares of common stock. These plans permit options to be granted to key employees and the Company’s Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules of six months to two years, which is determined at the time of grant. No options are exercisable after ten years from the date of grant. At December 28, 2002, 1.0 million shares were available for future granting. A summary of shares subject to options follows:

                                                      2002                     2001                     2000
                                             ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
                                                          Exercise                 Exercise                 Exercise
                                                Shares      Prices       Shares      Prices       Shares      Prices
                                             ----------     ------    ----------     ------    ----------     ------

 Outstanding at beginning of year            1,687,400      $12.11    1,541,300      $12.53    1,305,200     $13.26
   Granted                                     252,500        7.68      266,500        8.63      247,500       8.69
   Exercised                                   (25,000)       6.93      (53,500)       6.35            -          -
   Canceled                                    (60,300)      10.73      (66,900)      12.56      (11,400)     12.33
                                               -------                  -------                  -------

 Outstanding at end of year                  1,854,600       11.62    1,687,400       12.11    1,541,300      12.53
                                             =========                =========                =========

Exercisable at end of year                   1,582,100       12.24    1,406,400       12.77    1,274,300      13.57
                                             =========                =========                =========

A summary of stock options outstanding at December 28, 2002 follows:

                                       Outstanding                                Exercisable
                          -------------------------------------           -------------------------
                                                       Weighted
                                         Weighted       Average                            Weighted
                                          Average      Remaining                            Average
                                         Exercise     Contractual                          Exercise
    Price Ranges            Shares         Price      Life(Years)            Shares          Price
    ------------            ------         -----      -----------            ------          -----

   $ 6.38 - $ 8.51           632,000       $ 7.32        7.8                 435,500        $ 7.19
     9.11 -  12.00           497,600        10.22        5.0                 421,600         10.42
    13.00 -  15.00           242,800        13.90        4.5                 242,800         13.90
    15.63 -  19.50           482,200        17.57        3.7                 482,200         17.57
                             -------                                         -------

                           1,854,600        11.62        5.6               1,582,100         12.24
                           =========                                       =========

The Company has a Cash Bonus Conversion Plan covering 400,000 shares of stock. This plan provides an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, in an amount equal to their annual cash bonus. Shares are issued in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse by 20 percent after six months and an additional 20 percent annually thereafter. During 2002, no shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 56,993 shares. At December 28, 2002, 90,180 shares remained subject to forfeiture provisions and restrictions on transferability. During 2001, 106,450 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 23,031 shares. During 2000, 59,485 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 11,273 shares.

NOTE 8 — EMPLOYEE BENEFIT AND STOCK PLANS, continued

The difference between the purchase price and the fair value of the restricted stock at the date of purchase, if any, for remaining shares subject to forfeiture provisions has been recorded as unearned compensation. This amount is included as a separate component of permanent shareholders’ investment under the caption Stock Conversion Program. The unearned compensation is being charged to expense as the forfeiture provisions lapse. The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. Shares awarded were 4,500 and 2,500 in 2002 and 2001, respectively. No shares were awarded in 2000. At December 28, 2002, there were 338,200 shares available for future awards.

NOTE 9 — FOUNDERS STOCK REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. Of the $4.3 million paid in 2002, 2001 and 2000 approximately $1.4, $1.0 and $1.0 were classified as expense.

The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. The remaining shares subject to the agreements have been classified on the balance sheet as temporary equity. The classification of $34.2 and $45.4 million for 2002 and 2001 respectively, was determined by multiplying the applicable shares by the minimum purchase price of $10, because the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding December 28, 2002 and December 29, 2001, respectively was less than $10.

NOTE 10—CONTINGENCIES, COMMITMENTS AND GUARANTEES

On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. sued the Company in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. Patents by the Company’s ShadeVision™ system, and seeking injunctive relief and unspecified damages. The Company has reviewed the matter (with patent counsel) and does not believe that it infringes any valid claim of any of the plaintiffs’ patents. The Company has asked the court to declare that all of the patent claims are invalid, unenforceable, and/or not infringed by its system. The suit is in the preliminary stages of discovery and it is not possible to determine whether the litigation will proceed to trial. Although it cannot be predicted with certainty, management believes the ultimate resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is also involved in other legal proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial statements.

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.2 million at December 28, 2002.

The Company’s product warranty reserves and operating lease commitments are not significant.

NOTE 11—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (“Plan”), which was implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

X-Rite, Incorporated (the Company) determined for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (Arthur Andersen) and to engage the services of Ernst and Young LLP (Ernst and Young) as its new independent auditors. The change in auditors was approved by the Board of Directors of the Company, effective as of May 21, 2002. As a result, Ernst and Young audited the consolidated financial statements of the Company and its subsidiaries for the year ended December 28, 2002.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the years ending December 29, 2001 and December 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 29, 2001 and December 30, 2000 and through May 21, 2002 (the Relevant Period), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (Reportable Events) of the Commission’s Regulation S-K.

During the Relevant Period, neither the Company nor anyone acting on its behalf consulted with Ernst and Young regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has not been able to obtain after reasonable efforts, the re-issued reports or consent of Arthur Andersen, LLP, related to the 2001 and 2000 consolidated financial statements and financial statement schedule given the circumstances surrounding Arthur Andersen’s cessation of its operations. Therefore, a copy of their previously issued report has been included.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Directors

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is incorporated by reference.

(b)     Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption “Executive Officers of the Registrant.”

(c)     Compliance With Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Compliance With Reporting Requirements” in the definitive Proxy Statement for the 2003 Annual meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption “Securities Ownership of Management” and “Securities Ownership of Beneficial Owners and Equity Compensation Plan Information” contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 28, 2002

                                                                                                 Number of
                                                                                                 securities remaining
                                                                                                 available for future
                                                  Number of                                      issuance under
                                                 securities to be          Weighted-average      compensations plans
                                                  issued upon              exercise price of     (excluding securities
                                                  exercise of              outstanding           reflected in the
                                                  outstanding options      options               first column)
                                                  -------------------      ----------------      ---------------------

Equity Compensation plans approved
  by shareholders                                       1,854,600 (1)                $11.62                  2,252,949

(1) Represents outstanding options to purchase the Company's Common Stock granted under the X-Rite, Incorporated 1993 Employee Stock Option Plan and the X-Rite, Incorporated 1993 Outside Directors Stock Option Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is incorporated by reference.

PART IV

ITEM 14.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, President and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 28, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 28, 2002.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1	The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:
Report of Independent Auditors
Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Permanent Shareholders Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)2	The following financial statements schedule is filed as a part of this report on page 37:
Report of Independent Auditors on Financial Statement Schedule and Schedule II Valuation and Qualifying Accounts and Reserves for the year ended December 28, 2002.

Copy of the Report of Independent Public Accountants on Financial Statement Schedule and Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 29, 2001 and December 30, 2000.

Schedule II Valuation and Qualifying Accounts

(b)	Press release announcing the retirement of Richard E. Cook, Chief Executive Officer of X-Rite, Incorporated (filed as exhibit to Form 8-K for on March 10, 2003 (Commission File No. 0-14800) and incorporated herein by reference)

(c)	See Exhibit Index located on page 40.
(d)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 25, 2003	/s/ Michael C. Ferrara __________________________________________________________ Michael C. Ferrara President and Chief Operating Officer
March 25, 2003	/s/ Duane F. Kluting ___________________________________________________________ Duane F. Kluting, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 25th day of March, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Michael C. Ferrara and Duane F. Kluting, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter M. Banks __________________________________ Dr. Peter M. Banks, Director	/s/ Stanley W. Cheff __________________________________ Stanley W. Cheff, Director
/s/ James A. Knister __________________________________ James A. Knister, Director	/s/ Paul R. Sylvester __________________________________ Paul R. Sylvester, Director
/s/ Rufus S. Teesdale __________________________________ Rufus S. Teesdale, Director	/s/ John E. Utley __________________________________ John E. Utley, Director
/s/ Ronald A. Vandenberg __________________________________ Ronald A. VandenBerg, Director	/s/ Mark D. Weishaar __________________________________ Mark D. Weishaar, Director

Report of Independent Auditors on Financial Statement Schedule

To the Shareholders and Board of Directors of X-Rite, Incorporated:

We have audited the consolidated financial statements of X-Rite, Incorporated and subsidiaries as of December 28, 2002 and for the year then ended and have issued our report thereon dated January 28, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule as of December 28, 2002 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Grand Rapids, Michigan
January 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report and Form 10K for the years ended December 29, 2001 and December 30, 2000. This opinion has not been reissued by Arthur Andersen LLP.

Copy-Report of Independent Public Accountants on Financial Statement Schedule

To the Shareholders of X-Rite, Incorporated:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of X-Rite, Incorporated included in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP

Grand Rapids, Michigan January 29, 2002

Valuation and Qualifying Accounts
X-Rite, Incorporated
(in thousands)

                                                                              Additions    Deducted
                                                              Balance at     Charged to      from      Balance at
                                                               Beginning       Costs &      Costs &        End
                                                               of Period      Expenses     Expenses     of Period
                                                               ---------      --------     --------     ---------
Year ended December 28, 2002

Allowance for losses on accounts receivable                      $1,237         $281         $311       $1,207
Restructuring reserve                                               515           -           342          173

Year ended December 29, 2001

Allowance for losses on accounts receivable                       1,506          494          763        1,237
Restructuring reserve                                                 -          862          347          515

Year ended December 30, 2000

Allowance for losses on accounts receivable                       1,110          746          350        1,506

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

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

3(e)	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated November 26, 2002.

4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

4(b)

Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

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

First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan dated May 24, 2001 (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(n)

First Amendment to the Chairman’s Agreement dated September 13, 2001 entered into between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(o)

Form of Indemnity Agreement entered into between the registrant and members of its board of directors and officers together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(p)

Form of Indemnity Agreement entered into between the registrant and Paul R. Sylvester (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(q)

Form of Indemnity Agreement entered into between the registrant and Mark D. Weishaar (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(r)

X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2002 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(s)	A Severance Agreement and Release entered into between the registrant and Richard E. Cook, effective as of March 7, 2003

16	Letter from Arthur Andersen LLP regarding change in certifying accountant (filed as exhibit to Form 8-K dated May 21, 2002 and incorporated herein by reference)

21	Subsidiaries of the registrant

23(a)	Consent of independent auditors, Ernst & Young LLP, for the year ending December 28, 2002.

23(b)	Information Concerning Consent of Arthur Andersen LLP.

99(a)	Certificate of the Chief Executive Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99(b)	Certificate of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT 3(e)

AMENDED AND RESTATED BYLAWS
of
X-RITE, INCORPORATED
A Michigan Corporation
As Amended and Restated November 26, 2002

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

        Section 6. Dividends. The Board of Directors, in its discretion, may from time to time declare and make a distribution to shareholders in respect of the Corporation’s outstanding shares, payable in cash, the Corporation’s indebtedness (but not the Corporation’s shares) or the Corporation’s other property, including the shares or indebtedness of other corporations; provided, however, no such distribution shall be made if, after giving effect to the distribution, the Corporation would not be able to pay its debts as they become due in the usual course of business, or the Corporation’s total assets would be less than its total liabilities plus the amount that would be needed if the Corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

        In addition, the Board of Directors, in its discretion, from time to time may declare and direct the payment of a share dividend of the Corporation’s shares, issued pro rata and without consideration, to the Corporation’s shareholders or to the shareholders of one or more classes or series; provided, however, shares of one class or series may not be issued as a share dividend in respect of shares of another class or series unless the Articles of Incorporation so authorize, a majority of the votes entitled to be cast by the class or series to be issued approve the issue, or there are no outstanding shares of the class or series to be issued.

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

        The terms “control shares,” “control share acquisition,” “acquiring person statement” “acquiring person” and “fair value” as used in this bylaw, shall have the meanings ascribed to them, respectively, in Chapter 7B of the Michigan Business Corporation Act.

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

        Section 4. Record Date for Notice and Vote. The Board of Directors may fix a date not more than sixty (60) days nor less than ten (10) days before the date of a shareholders’ meeting as the record date for the purposes of determining shareholders entitled to notice of and to vote at the meeting or adjournments thereof; provided, however, that the record date shall not precede the date on which the Board takes action to fix the record date. In the event the Board of Directors fails to fix a record date as provided in this Section 4 of Article III, the record date for determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day preceding the day on which notice is given, or if no notice is given, the day next preceding the day on which the meeting is held.

        Section 5. Notice of Shareholder Meetings. Written notice of the time, place, and purposes of any meeting of shareholders shall be given to shareholders entitled to vote thereat, not less than ten (10) nor more than sixty (60) days before the date of the meeting, which notice may be given either by delivery in person to such shareholders or by mailing such notice to shareholders at their addresses as the same appear on the stock books of the Corporation. A shareholder’s attendance at a meeting will result in a waiver of objection to lack of notice or defective notice unless the shareholder, at the beginning of the meeting, objects to the holding of the meeting or the transaction of business at the meeting, and a waiver of objection to consideration of a particular matter at the meeting as not being within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

        Section 6. Voting Lists. The Corporation’s officer or agent having charge of its stock transfer books shall prepare and certify a complete list of the shareholders entitled to vote at a shareholders’ meeting or any adjournment thereof, which list shall be arranged alphabetically within each class and series, and shall show the address of, and the number of shares held by each share holder. The list shall be produced at the time and place of the meeting of shareholders and be subject to inspection by any shareholder at any time during the meeting. If for any reason the requirements with respect to the shareholder list specified in this Section 6 of Article III have not been complied with, any shareholder, either in person or by proxy, who in good faith challenges the existence of sufficient votes to carry any action at the meeting, may demand that the meeting be adjourned and the same shall be adjourned until the requirements are complied with; provided, however, that failure to comply with such requirements does not affect the validity of any action taken at the meeting before such demand is made.

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

        Section 11. Notice of Shareholder Proposals.

                       (a)        Except for the election of directors, which is governed by Article V of the Corporation’s Articles of Incorporation, only such business shall be conducted at any meeting of shareholders, and only such proposals shall be acted upon at such meetings, as shall have been brought before the meeting: (i) by, or at the direction of, the Board of Directors; or (ii) by any shareholder of the Corporation who complies with the notice procedures set forth in this Section of these Bylaws. For a proposal to be properly brought before the meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation.

To be timely, a shareholder’s notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the scheduled meeting date, regardless of any postponements, deferrals, or adjournments of that meeting to any later date; provided, however, that if less than seventy (70) days’ notice, or prior public disclosure of the date of a scheduled meeting is given or made, notice by the shareholder to be timely must be delivered or received not later than the close of business on the tenth (10) day following the earlier of the day on which such notice of the date of the scheduled meeting was mailed or the day on which such public disclosure was made. A shareholder’s notice to the Secretary shall set forth, as to each matter the shareholder proposes to bring before the meeting: (i) a brief description of a proposal desired to be brought before the meeting and the reasons for conducting such business at the meeting; (ii) the name and address, as they appear, on the Corporation’s stock record of the shareholder proposing such business and any other shareholders known by such shareholder to be supporting such proposal; (iii) the class and number of shares of the Corporation’s stock which are beneficially owned by the shareholder on the date of such shareholder notice and by any other shareholders known by such shareholder to be supporting such proposal on the date of such shareholder notice; and (iv) any financial interest of the shareholder in such proposal.

                       b)        If the presiding officer at the meeting of shareholders determines that a shareholder proposal was not made in accordance with the terms of this Section, the presiding officer shall declare the matter to be out of order and the matter shall not be acted upon at the meeting.

                       (c)        Nothing contained in this Section shall prevent the consideration and approval or disapproval at any meeting of shareholders of reports of officers, directors, and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such meeting unless stated, filed, and received as provided herein.

ARTICLE IV. DIRECTORS

        Section 1. Board of Directors. The authority and size of the Board of Directors, and the procedures for nominating, electing and removing directors shall be as specified in the Corporation’s Articles of Incorporation.

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

        Section 8. Report to Shareholders. At least once in each year the Board of Directors shall cause a financial report of the Corporation for the preceding fiscal year to be made and distributed to each shareholder within four months after the end of such fiscal year. The report shall include the Corporation’s statement of income, its year-end balance sheet and, if prepared by the Corporation’s statement of source and application of funds.

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

        Section 13. Directors Emeritus. Any director of the Corporation who has at least nine years of service as a director and who either resigns as a director or does not stand for reelection, shall be entitled to be considered for the position of “Director Emeritus.” If nominated by the Nominating committee and elected by the Board of Directors, a Director Emeritus shall continue in that position for a period equal to the time served as a regular director or until an earlier resignation or death. During their tenure, Directors Emeritus shall be given notices of all meetings of the Board of Directors, and they shall perform such consulting services for the Corporation as the Board of Directors may reasonably request from time to time. Directors Emeritus shall be entitled to attend and participate in all such meetings of the Board of Directors, except that they may not vote and they shall not be counted for purposes of determining a quorum. Directors Emeritus shall receive the same annual retainer fee as is provided for regular directors and shall be entitled to reimbursement for expenses of attendance at meetings of the Board, but they shall receive no other compensation from the Corporation.

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

        Section 11. Other Offices. Other officers elected by the Board of Directors shall have such authority and shall perform such duties in the management of the Corporation as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws. In addition, the Chairman of the Board and the Chief Executive Officer may jointly approve the employment of managerial employees for positions which may involve the use of the title of “Vice President” or some other official title, without the necessity of the Board of Directors’ election of such person as an officer of the Corporation. In such case, such persons shall not constitute officers of the Corporation within the meaning of the Corporation’s Articles of Incorporation or Bylaws, and they shall have such duties and authority as may be assigned to them by the Chairman and the Chief Executive Officer.

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

ARTICLE VIII. INDEMNIFICATION

        Section 1. Indemnification of Directors. The Corporation shall indemnify, to the fullest extent authorized or permitted by the Michigan Business Corporation Act, any person, and his or her estate and personal representatives, who is made or threatened to be made a party to an action, suit, or proceeding, whether civil, criminal, administrative or investigative, because such person is or was a director of the Corporation or served any other enterprise at the request of the Corporation.

        Section 2. Indemnification of Certain Officers. The Corporation shall indemnify, to the fullest extent authorized or permitted by the Michigan Business Corporation Act, any officer or former officer of the Corporation, and his or her estate and personal representatives, who is made or threatened to be made a party to an action, suit, or proceeding, whether civil, criminal, administrative or investigative, that in any way involves or is related to such officer or former officer’s duties, as specifically set forth by the Corporation’s Board of Directors, involving any of the following: (i) dealing with persons buying, selling, proposing to buy or sell, or otherwise holding any securities issued by the Corporation, (ii) dealing with securities analysts or any other security industry professionals with respect to securities issued by the Corporation, or (iii) signing any statements certifying to the public, to the Securities Exchange Commission, or to any securities exchange, the Corporation’s financial statements or any other reports of the Corporation. The determination as to whether an officer or former officer of the Corporation is entitled to indemnification under this provision shall be made by the Corporation’s Board of Directors, in its sole discretion.

EXHIBIT 10(s)

SEVERANCE AGREEMENT AND RELEASE

        This Agreement is made effective as of March 7, 2003, between X-RITE, INCORPORATED, a Michigan corporation, including its related and affiliated companies (hereinafter collectively referred to as “X-Rite”), and RICHARD E. COOK (hereinafter referred to as “Mr. Cook”).

W I T N E S S E T H:

        WHEREAS, Mr. Cook has been employed by X-Rite since June 2, 1998, and at the time of his retirement, held the position of Chief Executive Officer; and

        WHEREAS, on March 7, 2003, X-Rite and Mr. Cook agreed that Mr. Cook would retire from X-Rite effective as of that date; and

        WHEREAS, X-Rite desires to provide Mr. Cook with certain severance benefits pursuant to his Employment Agreement dated April 17, 1998 (the “Employment Agreement”), plus other good and valuable consideration; and

        WHEREAS, X-Rite and Mr. Cook wish to fully and finally resolve any and all matters, issues and disputes that may exist between them, whether known or unknown;

        NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

        1.        Resignations. Effective March 7, 2003 (hereinafter “Separation Date”), Mr. Cook retires from his employment with and position as an officer of X-Rite. Also effective on the Separation Date, Mr. Cook retires from his position as a director of X-Rite and any positions as a director, an officer, or a manager of X-Rite’s related and affiliated entities. Mr. Cook’s retirement from the above positions effects a resignation of such positions. Mr. Cook shall have no duties or authority to speak or act for X-Rite after the Separation Date. X-Rite’s employment records will reflect that Mr. Cook retired. Except as expressly set forth in this Agreement, all forms of Mr. Cook’s compensation, bonuses, stock options, insurance benefits, other benefits and perquisites also terminate on the Separation Date.

        2.        Duty to Cooperate. Mr. Cook agrees to promptly communicate to a person or persons designated by X-Rite all information pertaining to Mr. Cook’s pending projects, and to disclose any and all business-related opportunities Mr. Cook has identified. During the period of severance pursuant to Paragraph 6.b., Mr. Cook agrees to make himself reasonably available to X-Rite, upon the express request of X-Rite, to provide any information, transition assistance, or other reasonable services that pertain to any work he performed while employed by X-Rite, including, but not limited to, involvement in intellectual property matters, legal proceedings, and other customer/supplier disputes. In addition, Mr. Cook agrees to make himself reasonably available to provide services to X-Rite for a period of three and one-half years after the end of the period of severance in Paragraph 6.b. upon the express request of X-Rite, for which Mr. Cook will be compensated at an hourly rate based upon actual time expended similar to that rate Mr. Cook would charge for other clients for whom he provides service. If Mr. Cook is not providing services for other clients, he will be compensated at the same daily rate at which he was compensated on the date of his retirement from X-Rite. This duty to cooperate will not require Mr. Cook to spend amounts of time on X-Rite matters that would unreasonably interfere with any interests that Mr. Cook is then pursuing, or with Mr. Cook’s reasonable personal time.

        3.        Return of Company Property. Mr. Cook agrees that he will immediately return, or has already returned, any and all X-Rite property, equipment, intellectual property, confidential and proprietary information and records, and other X-Rite property and records that were in his possession or control. Such items include, but are not limited to, any and all customer lists, keys, financial information, business notes, business plans, credit cards, memoranda, specifications and other equipment, records or documents that Mr. Cook may have in his possession or control. As set forth in more detail below, Mr. Cook will be entitled to retain possession of his laptop computer, PDA, cellular phone, and X-Rite leased automobile.

        4.        Notice. Mr. Cook acknowledges and agrees that notwithstanding anything to the contrary contained in the Employment Agreement, Mr. Cook’s employment will terminate as of the Separation Date.

        5.        Reimbursements. Provided Mr. Cook promptly provides X-Rite with a complete expense report, including receipts and other documentation suitable to X-Rite, X-Rite will promptly pay Mr. Cook for any normal and reasonable business-related expenses that he incurred on or before the Separation Date. Nothing in this Agreement shall affect Mr. Cook’s right to obtain legal advice, at the expense of X-Rite pursuant to the authorization of X-Rite’s Compensation Committee, with respect to directors and officer liability under the Sarbanes-Oxley Act (or under this Agreement), which amount shall not exceed $3,000 in the aggregate or be incurred more than 30 days after the date of this Agreement. In addition, X-Rite will promptly pay Mr. Cook for any appropriately documented normal and reasonable business-related expenses that he incurs at the express request of X-Rite after the Separation Date.

        6.        Severance Benefits. Provided Mr. Cook signs this Agreement and the attached ADEA Waiver, does not timely revoke them as set forth below, and continues to comply with the terms and conditions of this Agreement, X-Rite will provide Mr. Cook with the following severance benefits:

                    a.        Payment. X-Rite shall pay Mr. Cook’s base weekly salary through the Separation Date, including base deferred compensation paid to the trust fund with Macatawa Bank as trustee established pursuant to the Amended and Restated Deferred Compensation Agreement between X-Rite and Mr. Cook (the “Rabbi Trust”).

                    b.        Severance Pay. For a period of seventy-eight weeks (78) weeks after execution of this Agreement, X-Rite will pay Mr. Cook severance pay as follows. On each of X-Rite’s regular weekly pay dates during the 78-week period of severance, beginning on March 21, 2003, and ending on September10, 2004, X-Rite will pay Mr. Cook the gross, weekly amount of $6,250.00, less applicable withholding for insurance and taxes.

Pursuant to the terms of the Rabbi Trust, these installment severance payments to Mr. Cook in 2003 will be reduced to an amount equal to the Social Security taxable wage base on an annualized basis and X-Rite will pay to the Trustee of the Rabbi Trust for Mr. Cook’s account the balance of the installment severance payments set forth above, as provided in and pursuant to the terms of the Rabbi Trust. Because payments will not be made for a full 12 month period in 2004, the amount paid to Mr. Cook each week in 2004 will be reduced to an amount equal to the Social Security taxable wage base for 2004 divided by the number of weekly severance paychecks Mr. Cook will receive in 2004. X-Rite will pay the balance of the installment severance payments set forth above for 2004 to the Trustee of the Rabbi Trust for Mr. Cook’s account, as provided in and pursuant to the terms of the Rabbi Trust.

        In the event of Mr. Cook’s death prior to the expiration of the 78-week period of severance, the portion of the installment payments that would have been paid to Mr. Cook shall continue to be paid to Mr. Cook’s spouse, if living, or his estate, if his spouse is not living.

                    c.        Health and Dental Insurance. Pursuant to COBRA, Mr. Cook has an opportunity to elect to continue his health and dental insurance coverage through X-Rite’s group plans. Provided Mr. Cook pays the employee portion of the premiums and makes a timely COBRA election on behalf of himself and eligible dependents, X-Rite will pay the net cost of the COBRA premiums for as long as Mr. Cook is entitled to continue coverage under COBRA law. Since premium co-payments apply, the payments to be made hereunder pursuant to Paragraph 6.b. may, at the option of X-Rite, be reduced by the amount of such employee co-payments.

                    d.        Cash Bonus Conversion Plan. During the period of severance pursuant to Paragraph 6.b., Mr. Cook’s shares under the Amended and Restated Cash Bonus Conversion Plan (“CBCP”) shall continue to vest as provided in the CBCP. Notwithstanding anything to the contrary, all of Mr. Cook’s unvested shares under the CBCP will vest on the earlier of the end of the period of severance pursuant to Paragraph 6.b or the date of Mr. Cook’s death. X-Rite will take any and all required action to allow such shares under the CBCP to vest as provided above.

                    e.        Stock Options. Notwithstanding anything to the contrary, all of Mr. Cook’s rights to stock options shall immediately vest. X-Rite will take any and all required action to allow such stock options to immediately vest. Such stock options shall remain exercisable to the extent provided for in the stock option agreements to which they relate, but in no case for less than two years after the Separation Date.

                    f.        Rabbi Trust. The terms of the Rabbi Trust shall remain in full force and effect, and shall not be amended or superseded by this Agreement, including X-Rite’s obligation to pay the trustee’s fees for administration. Notwithstanding the preceding sentence, X-Rite shall continue to pay the trustee’s fees described in Mr. Cook’s Deferred Compensation Agreement with X-Rite through the end of September, 2004. The funds in the Rabbi Trust will be paid out to Mr. Cook as set forth in Paragraph 6 of the Rabbi Trust.

                    g.        Company Owned Property. Mr. Cook shall be entitled to retain possession of his laptop computer, PDA, and cellular phone for the period of severance pursuant to Paragraph 6.b. and his X-Rite leased automobile until the expiration of the lease term. Mr. Cook’s use of such property other than the automobile is subject to X-Rite’s pre-approval and is subject to X-Rite’s discretion. Mr. Cook’s use of the automobile is subject to the terms and conditions of X-Rite’s executive automobile program. X-Rite shall pay the lease payments on such automobile and the applicable monthly fee with respect to the cellular phone in accordance with X-Rite’s policies. Mr. Cook agrees to cooperate with X-Rite to surrender such property at a time and location convenient to both parties so that the property is timely returned.

                    h.        Unemployment Benefits. Mr. Cook is eligible to apply for unemployment benefits following the Separation Date. X-Rite will not contest Mr. Cook’s application for unemployment benefits. Mr. Cook, however, acknowledges and agrees that the severance benefits that he will receive pursuant to this Agreement may affect his eligibility for and/or the amount of unemployment benefits he would otherwise be eligible to receive.

                    i.        Reference Letter. X-Rite will provide Mr. Cook with a letter stating Mr. Cook’s dates of his employment, the title he held at the time of retirement and the fact that he retired, as well as any mutually agreeable statements upon Mr. Cook’s written request.

        7.        Release of Claims. Except for any claims Mr. Cook may have under the Age Discrimination in Employment Act, as amended (ADEA), and except as prohibited by law, Mr. Cook releases X-Rite, its related and affiliated companies, and their former and current owners, directors, officers, employees, agents, insurers and representatives from any and all claims, liability and damages of any kind or nature that he may have against them, whether known or unknown, and whether arising under local, state or federal common, equitable, statutory or administrative law or other law. As to any claims Mr. Cook may have under the ADEA, for any release to be effective, Mr. Cook must sign the attached ADEA Waiver.

        Mr. Cook will have up to twenty-one (21) days from the date he receives this Agreement and the attached ADEA Waiver in which to consider and sign them. If Mr. Cook fails to sign this Agreement and the attached ADEA Waiver before the 21-day period expires, this offer of severance automatically and immediately expires. Mr. Cook acknowledges that he has been advised by X-Rite to consult with legal counsel prior to signing this Agreement and the attached ADEA Waiver. Mr. Cook shall have seven (7) days after he signs this Agreement and the attached ADEA Waiver in which to revoke them. This Agreement and the attached ADEA Waiver will not become enforceable unless and until the seven-day revocation period expires without Mr. Cook making a proper revocation. If Mr. Cook fails to sign or timely revokes this Agreement and/or the attached ADEA Waiver, this Agreement and the Attached ADEA Waiver shall be null and void.

        8.        Confidential and Proprietary Information. Mr. Cook shall forever hold in strictest confidence and shall not use or disclose any confidential information, technique, process, development, or experimental work, trade secret, customer lists, or other secret and confidential matter relating to the products, services, sales, employees, or business of X-Rite.

In addition, Mr. Cook agrees that he will not use such information for his benefit or the benefit of any third party. Mr. Cook also agrees that X-Rite owns and retains all rights to any intellectual property that Mr. Cook may have developed by himself or with others while employed by X-Rite, and which pertains to X-Rite’s historical, current or prospective businesses. Mr. Cook hereby assigns all rights and interests that he may have in such intellectual property to X-Rite, and agrees to cooperate with X-Rite with respect to, and to sign documents necessary to, perfect any of X-Rite’s intellectual property rights or protections such as domestic or foreign copyrights or patents.

        9.        Covenant Not to Compete. Mr. Cook agrees that for a period of two (2) years following the Separation Date, he will not, without the prior written approval of X-Rite: (i) participate directly or indirectly, in the ownership, management, financing or control of any business which is, or is about to become, a competitor of X-Rite or its subsidiaries; (ii) provide consulting services or serve as an officer or director for any such business; or (iii) solicit, encourage or facilitate employees of X-Rite to terminate their employment with X-Rite in favor of any other employer. Mr. Cook is not prohibited by this Paragraph, however, from owning stock of any corporation whose shares are publicly traded so long as that ownership is in no case more than five percent (5%) of such shares of the corporation.

        10.        Executive Liability Insurance Coverage and Indemnification. With respect to Mr. Cook’s authorized work-related activities and duties while employed as an officer of X-Rite, with respect to his duties as a director of X-Rite and with respect to the services Mr. Cook provides to X-Rite pursuant to this Agreement, nothing in this Agreement shall deprive Mr. Cook of the benefits of X-Rite’s existing executive liability insurance coverage, subject to the terms and conditions of such coverage, nor of any right to indemnification under either X-Rite’s Articles of Incorporation or Bylaws or the Indemnity Agreement between X-Rite and Mr. Cook made as of September 24, 2002, subject to the limitations set forth therein.

        11.        Non-Disparagement and Non-Interference. During the period while X-Rite provides any benefit to Mr. Cook pursuant to this Agreement, Mr. Cook agrees that he will not disparage, criticize, condemn, or impugn X-Rite, its related and affiliated companies, their products nor any of the other persons identified in Paragraph 7 above. Mr. Cook also agrees that he will not directly or indirectly interfere with, adversely affect, or attempt to interfere with or adversely affect, X-Rite’s business relationships, reputation, contracts, pricing or other relationships that X-Rite has with its former, current or prospective customers, suppliers, clients, employees, businesses, financial institutions, shareholders or others persons or entities with whom X-Rite interacts or relates.

        12.        Indemnification. Mr. Cook agrees to indemnify X-Rite, and any of the other persons identified in this Agreement, for any costs, expenses and damages resulting from his breach of this Agreement. Such costs, expenses and damages include, but are not limited to, actual attorneys fees.

        13.        Complete Agreement. Except as expressly set forth in this Agreement, this Agreement is the complete and only surviving and continuing agreement between the parties. Except as expressly stated otherwise in this Agreement, this Agreement supersedes all prior employment agreements, change of control agreements, and other written or oral agreements or understandings between the parties.

        14.        Modification. No modification of or supplement to this Agreement will be enforceable, unless it is in writing, signed by Mr. Cook and the Chairman of X-Rite.

        15.        Voluntary and Knowing Consent. Mr. Cook attests that he signed this Agreement voluntarily, that he understands its content, meaning and effect, and that he had the opportunity to consult advisors of his choice prior to signing this Agreement.

        16.        Non-Admission of Liability. By entering into this Agreement, X-Rite does not admit that it acted wrongfully or violated any federal, state, or local criminal or civil laws.

        17.        Severability. If any term, clause, or provision of this Agreement is deemed unlawful, void, or otherwise unenforceable or invalid by a competent tribunal (including an arbitrator), the tribunal may modify this Agreement to the extent necessary to make it enforceable to the maximum extent permitted by law. If a term, clause or provision is not enforceable to any degree, then only that term, clause, or provision shall be deemed ineffective and thereby severed from the remainder of this Agreement. The remaining terms, clauses, and provisions of this Agreement shall remain in full effect, to the maximum extent permitted by law.

        18.        Binding Effect. This Agreement shall be binding upon the parties, their spouses, family, heirs, administrators, successors, and assigns.

        19.        Governing Law and Stipulated Venue. This Agreement shall be construed according to the laws of the state of Michigan, without regard to its conflicts of laws principles. The parties agree that the only courts of competent jurisdiction are those state or federal courts situated in and having jurisdiction over claims in Kent County, Michigan.

        20.        Arbitration of Disputes. Any disputes between the parties that arise from or pertain to this Agreement and the attached ADEA Waiver shall be resolved exclusively by arbitration in accordance with the rules for commercial arbitration promulgated by the American Arbitration Association. The arbitration shall be conducted in Grand Rapids, Michigan. Any award shall be final and binding upon the parties; and, judgment shall be entered in accordance with the arbitrator’s decision in a court of competent jurisdiction. The cost and fees of the arbitrator shall be shared equally by the parties. Each party shall be responsible for his or its own attorney fees and costs associated with arbitration.

        21.        Miscellaneous. Mr. Cook agrees that he has carefully read this Agreement, understands its contents, and has been given the opportunity to discuss its terms with an attorney of his choice. This Agreement may be executed in multiple copies, each having the same effect as the original.

        22.        Successors. X-Rite shall require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of X-Rite, by agreement in form and substance reasonably satisfactory to Mr. Cook, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that X-Rite would be required to perform it if no such succession had taken place. Failure of X-Rite to obtain such agreement prior to the effectiveness of any succession shall be a breach of this Agreement and shall entitle Mr. Cook to compensation from X-Rite in the same amount and on the same terms as Mr. Cook would be entitled hereunder. As used in this Agreement, “X-Rite” shall mean X-Rite and any successor to X-Rite’s business and/or assets as aforesaid which executes and delivers the agreement provided for in this Paragraph 22 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

        23.        Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.

X-RITE, INCORPORATED
Dated Effective as of March 7, 2003	By	/s/ John E. Utley John E. Utley Chairman of the Board
Dated Effective as of March 7, 2003	/s/ Richard E. Cook Richard E. Cook

ADEA WAIVER

        In conjunction with the consideration provided in my Confidential Severance Agreement and Release, and except as prohibited by law, I agree, knowingly and voluntarily, to waive any and all claims, liability and damages that I might have under the Age Discrimination in Employment Act of 1967, as amended, against X-Rite, Incorporated and its related and affiliated companies, and their former and current owners, directors, officers, employees, agents, insurers, and representatives, and which occurred on or before the date of this ADEA Waiver. I understand that this Waiver does not prevent me from later challenging the knowing and voluntary nature of this ADEA Waiver, nor does this Waiver attempt to waive any rights that under applicable law cannot be waived. I acknowledge that I have been advised to consult with an attorney prior to signing this ADEA Waiver and have been provided twenty-one (21) days within which to consider the ADEA Waiver. I further understand that I have seven (7) days after I sign this ADEA Waiver in which to revoke the ADEA Waiver. Lastly, I acknowledge that the consideration provided to me pursuant to the foregoing Confidential Severance Agreement and Release was in excess of any amounts that I was otherwise entitled to receive as a result of my separation from employment with X-Rite.

Date:	March 26, 2003	/s/ Richard E. Cook Richard E. Cook

EXHIBIT 21

X-RITE, INCORPORATED
LIST OF CONSOLIDATED SUBSIDIARIES

1.	X-Rite International, Inc., a Barbados Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a foreign sales corporation.

2.	X-Rite Holdings, Incorporated., a U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of certain foreign subsidiaries.

3.	X-Rite GmbH, a German Corporation, is wholly owned by X-Rite Global, Incorporated and X-Rite Holdings, Incorporated, and being utilized as a sales and service office.

4.	X-Rite Asia Pacific Limited, a Hong Kong Corporation, is wholly owned by X-Rite Global, Incorporated and X-Rite Holdings, Incorporated, and being utilized as a sales and service office.

5.	X-Rite Ltd., a United Kingdom Corporation, is wholly owned by X-Rite Global, Incorporated and X-Rite Holdings, Incorporated and being utilized as a sales and service office.

6.	X-Rite MA, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and being utilized as a sales and service office.

7.	OTP, Incorporated, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and was used to execute a real estate transaction.

8.	Labsphere, Inc., a U.S. Corporation, is wholly owned by X-Rite, Incorporated and is a manufacturer of light measurement systems and related proprietary materials.

9.	X-Rite Méditerranée SARL, a French Corporation, is wholly owned by X-Rite Global, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.

10.	X-Rite Global, Inc., a U.S. Corporation, is a wholly owned subsidiary of X-Rite, Incorporated, being utilized as a stockholder of certain foreign subsidiaries.

11.	XR Ventures, LLC, a U.S. Limited Liability Corporation, is a majority owned subsidiary of X-Rite, Incorporated, being utilized as a venture capital company.

12.	Coherix, Corporation, a U.S. Corporation, is majority owned by X-Rite, Incorporated and is a manufacturer of laser based measurement systems and related proprietary materials.

13.	Optronik GmbH, a German Corporation, is a wholly owned subsidiary of X-Rite GmbH, and is a manufacturer of color and light measurement systems and related proprietary materials.

14.	X-Rite Europe, B.V., a Netherlands Corporation, is wholly owned by X-Rite Global, Incorporated and X-Rite Holdings, Inc., and being utilized as a sales and service office.

15.	X-Rite, (Shanghai) International Trading Co. Ltd. a Chinese Corporation, is wholly owned by X-Rite Asia Pacific Limited, and being utilized as a sales and service office.

16.	Light Source Acquisition Company, a U.S. Corporation, is wholly owned by X-Rite, Incorporated and was used to acquire substantially all of the assets of Light Source Computer Images, Inc. in 1997.

EXHIBIT 23 (a)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement File Numbers 33-29288, 33-29290, 33-82258 and 33-82260 on Form S-8 of our report dated January 28, 2003, with respect to the consolidated financial statements and schedule of X-Rite, Incorporated and subsidiaries as of December 28, 2002 and for the year then ended included in the Form 10-K for the year ended December 28, 2002.

/s/ Ernst & Young LLP

Grand Rapids, Michigan,
March 26, 2003

EXHIBIT 23 (b)

Information Concerning Consent of Arthur Andersen LLP

We are unable to obtain after reasonable efforts, a re-issued report or consent of Arthur Andersen LLP related to the 2001 and 2000 financial statements included in this report on Form 10-K, given the circumstances surrounding the cessation of Arthur Andersen’s operations. Therefore, we have included a copy of their previously issued report.

Because we are unable to obtain the above-referenced consent of Arthur Andersen LLP, we are required to disclose any resulting limitations on recovery by investors. Section 11(a) of the Securities Act of 1933 allows, under certain circumstances, a person acquiring a security to assert a claim against, among others, an accountant who has consented to be named as having prepared any report for use in connection with the registration statement if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein no misleading. Because Arthur Andersen LLP has not consented to being named in this Form 10-K, it will not be liable under section 11(a) of the Securities Act for any untrue statements or omissions of material fact contained in the financial statements audited by Arthur Andersen LLP.”

Certifications

I, Michael C. Ferrara, certify that:

1.        I have reviewed this annual report on Form 10-K of X-Rite, Inc.

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003 /s/ Michael C. Ferrara ______________________ Michael C. Ferrara President and Chief Operating Officer

Certifications

I, Duane F. Kluting, certify that:

1.        I have reviewed this annual report on Form 10-K of X-Rite, Inc.

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003 /s/ Duane F. Kluting ______________________ Duane F. Kluting Vice President and Chief Financial Officer

EXHIBIT 99.1

Certificate of the
President
of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Michael C. Ferrara, President and Chief Operating Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The annual report on Form 10-K for the year ending December 28, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this annual report on Form 10-K for the year ending December 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

X-Rite, Incorporated
Date: March 25, 2003	By:	March 25, 2003 /s/ Michael C. Ferrara ______________________ Michael C. Ferrara
	Its:	President and Chief Operating Officer

EXHIBIT 99.2

Certificate of the
Chief Financial Officer
of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Duane F. Kluting, Chief Financial Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The annual report on Form 10-K for the annual period ended December 28, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this annual report on Form 10-K for the annual period ending December 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

X-Rite, Incorporated
Date: March 25, 2003	By:	March 25, 2003 /s/ Duane F. Kluting ______________________ Duane F. Kluting
	Its:	Vice President and Chief Financial Officer