Form 10-Q
period 2003-03-29
X RITE INC
filed 2003-05-09
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2003

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
Yes [X]  No [  ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

On May 1, 2003, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,256,200.

Exhibit Index is located at Page 16

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                        March 29,        December 28,
                                                          2003               2002
                                                        --------           --------
                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $ 7,482           $ 10,100
   Short-term investments                                  4,925              7,438
   Accounts receivable, less allowance of
     $1,350 in 2003 and $1,207 in 2002                    18,796             19,773
   Inventories                                            14,054             14,080
   Deferred taxes                                          1,566              1,602
   Prepaid expenses and other current assets               2,725              1,141
                                                        --------           --------
                                                          49,548             54,134

Property plant and equipment:
   Land                                                    2,278              2,278
   Buildings and improvements                             16,965             16,948
   Machinery and equipment                                16,293             15,399
   Furniture and office equipment                         18,742             18,224
   Construction in progress                                  182                157
                                                        --------           --------
                                                          54,460             53,006
   Less accumulated depreciation                         (32,822)           (31,879)
                                                        --------           --------
                                                          21,638             21,127

Other assets:
   Cash surrender values (founders policies)              19,597             16,123
   Goodwill                                                2,142              2,135
   Other investments                                       3,315              3,210
   Capitalized software (net of accumulated amortization
     of $9,382 in 2003 and $9,011 in 2002)                 3,018              2,862
   Deferred taxes                                          1,262              1,683
   Other noncurrent assets                                 1,832              1,610
                                                          31,166             27,623
                                                        --------           --------
                                                        $102,352           $102,884
                                                        ========           ========

        The accompanying notes are an integral part of these balance sheets.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                                 (in thousands)

                                                        March 29,        December 28,
                                                          2003               2002
                                                        --------           --------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                      $ 2,693            $ 3,323
   Accrued liabilities:
     Payroll and employee benefits                         3,968              4,265
     Income taxes                                          1,587              2,144
     Other                                                 1,743              1,804
                                                        --------           --------
                                                           9,991             11,536

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     3,420 shares issued and outstanding in
     2003 and 2002                                        34,200             34,200

Permanent shareholders' investment:
   Common stock                                            1,681              1,680
   Additional paid-in capital                              6,218              6,056
   Retained earnings                                      50,507             50,001
   Accumulated other comprehensive loss                      (12)              (330)
   Stock conversion program                                 (233)              (259)
                                                        --------           --------
                                                          58,161             57,148
                                                        --------           --------
                                                        $102,352           $102,884
                                                        ========           ========

        The accompanying notes are an integral part of these balance sheets.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                               Three Months Ended
                                                           -------------------------
                                                           March 29,        March 30,
                                                           -------         ---------
                                                             2003             2002

Net sales                                                  $23,625          $20,956
Cost of sales                                                8,404            8,672
                                                           -------         --------
    Gross profit                                            15,221           12,284

Operating expenses:
    Selling and marketing                                    7,211            5,734
    General and administrative                               3,352            3,663
    Research, development and engineering                    3,098            3,211
                                                           -------         --------
                                                            13,661           12,608
                                                           -------         --------
    Operating income (loss)                                  1,560             (324)

Other income (expense)                                          40               (8)
Write-down of other investments, net                          (140)               -
                                                           -------         --------
    Income (loss) before income taxes                        1,460             (332)

Income taxes                                                   448              (73)
                                                           -------         --------
Income (loss) before cumulative effect
    of change in accounting principle                        1,012             (259)

Cumulative effect of change in accounting principle              -           (7,615)
                                                           -------         --------
    Net income (loss)                                      $ 1,012         $ (7,874)
                                                           =======         ========

Earnings (loss) per share - basic and diluted:
   Earnings (loss) before cumulative effect of
     change in accounting principle                           $.05            $(.01)
   Cumulative effect of change in accounting
     principle                                                   -             (.38)
                                                              ----            -----
                                                              $.05            $(.39)
                                                              ====            =====

        The accompanying notes are an integral part of these statements.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                  Three Months Ended
                                                              ---------------------------
                                                              March 29,         March 30,
                                                                2003              2002
                                                              -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES                            $ 713             $ 380

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of short-term investments                2,615            10,673
   Proceeds from maturities of short-term investments               -               605
   Capital expenditures                                        (1,163)             (822)
   Investment in founders life insurance, net                  (3,474)           (2,822)
   Increase in other investments                                 (105)           (1,178)
   Acquisitions                                                  (450)                -
   Purchases of other assets                                     (517)             (449)
   Other investing activities                                     177                20
                                                              -------           -------
     Net cash provided by (used for) investing activities      (2,917)            6,027

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                (506)             (505)
   Issuance of common stock                                        58               210
   Repurchase of common stock                                       -           (11,287)
                                                              -------           -------
     Net cash used for financing activities                      (448)          (11,582)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                34               (16)
                                                              -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (2,618)           (5,191)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 10,100             9,164
                                                              -------           -------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                   $ 7,482           $ 3,973
                                                              =======           =======

        The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by X-Rite Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite’s 2002 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 29, 2003, and the results of its operations and its cash flows for the three month periods ended March 29, 2003, and March 30, 2002. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2 — NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (SFAS) No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment to FASB Statement No. 123. SFAS No. 148 amends SFAS No.123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and requires disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair value based method of accounting for stock based employee compensation and will continue to use Accounting Principles Board (APB) opinion No. 25.

NOTE 3 — SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short-term investments consist primarily of state and municipal securities, mutual funds, corporate bonds and preferred stocks, which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive loss in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand with no set maturity.

The carrying amount of the Company’s short-term investments is shown in the table below: (in thousands)

                                                              March 29, 2003        December 28, 2002
                                                                      Market                  Market
                                                            Cost      Value         Cost      Value
                                                           -----------------       -----------------
Investments
         State and municipal securities                    $2,900     $2,900       $5,515     $5,515
         Mutual funds                                       1,530        829        1,530        839
         Corporate bonds                                      100        101          100        102
         Preferred stocks                                   1,117      1,095        1,117        982
                                                           ------     ------       ------     ------
                                                            5,647      4,925        8,262      7,438

         Allowance for unrealized losses                     (722)         -         (824)        -
                                                           ------     ------       ------     ------

         Total                                             $4,925     $4,925       $7,438     $7,438
                                                           ======     ======       ======     ======

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consisted of the following: (in thousands)

                                                          March 29,       December 28,
                                                            2003               2002
                                                          ---------       ------------
         Raw materials                                     $ 4,948           $ 4,564
         Work in process                                     3,490             3,908
         Finished goods                                      5,616             5,608
                                                           -------           -------
         Total                                             $14,054           $14,080
                                                           =======           =======

NOTE 4 — INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2003 and 2002, respectively, were $3.3 and $3.2 million, net of valuation reserves, of investments made by the Company’s strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange, will receive its investment back in full before any distributions are made. Each investment represents less than 20 percent ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value and a loss is recognized.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite lives. Instead, companies are required to review goodwill and intangible assets with indefinite useful lives for impairment at least annually or more frequently if indicators of impairment occur. During 2002, the Company completed steps one and two of the transitional testing required by SFAS No. 142 as well as the annual impairment testing requirement. Step two testing was completed with the assistance of an independent valuation firm during the fourth quarter of 2002.

Under SFAS No.142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company evaluated goodwill using three reporting units, Labsphere and Optronik combined, Coherix, and X-Rite Mediterranee.

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred, therefore, a non-cash charge of $7.6 million, or 38 cents per share was recorded and classified as a cumulative effect of change in accounting principle as required by SFAS No. 142 in the first quarter of 2002. This charge was not tax benefited due to the majority of the underlying goodwill not previously being deductible. The decline in fair value of the Labsphere and Optronik reporting unit is primarily attributable to a decline in revenue and profitability for the unit. This decline has led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining reporting units exceeded their net book value; therefore, no impairment charges were recorded for these units. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

A summary of changes in goodwill by reporting unit during the quarter ended March 29, 2003, consisted of the following (in thousands):

                                                               Foreign
                                           December 28,        Currency         March 29,
                                              2002            Adjustments         2003
                                           ------------       -----------       --------
         Coherix                             $1,941               $ -           $1,941
         X-Rite, Mediterranee                   194                 7              201
                                             ------               ---           ------
         Total                               $2,135               $ 7           $2,142
                                             ======               ===           ======

At March 29, 2003, other intangible assets consisting of patents totaled $0.3 million, with accumulated amortization of $0.1 million. Amortization expense for other intangible assets in 2003 and five succeeding years is not significant.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 6—STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company has elected to account for stock- based compensation under APB Opinion No. 25 Accounting for Stock Issued to Employees.

The Company sets the exercise price of stock options granted equal to the market close on the date prior to the grant date, therefore, in accordance with APB Opinion No. 25 no compensation expense is recorded.

The fair value of employee and outside director stock options has been estimated using the Black Scholes option-pricing model, as required under accounting principles generally accepted in the United States. The Black Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor the restrictions on trading, lack of transferability or the ability of employees to forfeit the options prior to expiration. If the model adequately permitted consideration of these unique characteristics, the resulting estimate of the fair value of X-Rite’s stock options could be different.

The following table summarizes the Company’s results as if it had recorded compensation expense for the 2003 and 2002 options grants: (in thousands)

                                                                   Three Months Ended
                                                                --------------------------
                                                                March 29,       March 30,
Net income (loss)                                                 2003            2002
                                                                ---------       ---------
     As reported                                                 $1,012           $(7,874)
     Deduct: Compensation expense-fair value method                 (76)             (100)
                                                                  -----           -------
Pro forma net income (loss)                                       $ 936           $(7,974)
                                                                  =====           =======
Basic and diluted net earnings (loss)
per share:
     As reported                                                   $.05            $(.39)
     Pro forma                                                     $.05            $(.39)

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share (“EPS”), is computed by dividing net income by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements: (in thousands)

                                                                             Three Months Ended
                                                                         ------------------------
                                                                        March 29,       March 30,
                                                                          2003            2002
                                                                        ---------       ----------
Numerators:
Net income (loss) numerators for
      both basic and diluted EPS                                          $1,012         $(7,874)
                                                                          ======         =======
Denominators:
Denominators for basic EPS
Weighted-average common
        shares outstanding                                                20,231          20,198
Potentially dilutive shares
      Shares subject to redemption agreements                                360               -
      Stock options                                                           28               -
                                                                          ------          ------
    Denominators for diluted EPS                                          20,619          20,198
                                                                          ======          ======

Certain shares subject to redemption agreements (see Note 10) were considered dilutive in 2003. Also in 2003, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 1.3 million and $7.37 — $19.50. In 2002, the Company incurred a loss therefore a dilutive share calculation is not presented because to do so would have anti-dilutive effect on earnings per share. Had the Company not recorded a loss, the number of stock options not included in the computation of diluted EPS and the range of exercise prices would have been 1.1 million and $9.11 — $19.50 respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 8 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income and loss consisted of net income in 2003, net loss in 2002, foreign currency translation adjustments and unrealized gain and losses on short-term investments. Comprehensive income in 2003 was $1.3 million for the quarter ended March 29, 2003. For the quarter ended March 30, 2002, the comprehensive loss was $8.0 million.

NOTE 9 — ACQUISITIONS

In March 2003, the Company acquired the ColoRx ® spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company will assume service and support for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

NOTE 10 — VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares, will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs.

The Company purchased 1,120,000 shares at $10.00 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

The remaining shares subject to the agreements have been classified on the balance sheet as temporary shareholders’ investment. The classification of $34.2 million, was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding March 29, 2003, and December 28, 2002, respectively, was less than $10.

NOTE 11—CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

The Company is also involved in other legal proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial statements.

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British Pounds Sterling or approximately $0.2 million at March 29, 2003.

The Company’s product warranty reserves and operating lease commitments are not significant.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 12 — SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (“Plan”), which was implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one purchase “Right” automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter of 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void.

      Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, of X-Rite, Incorporated (also referred to as “X-Rite” and “the Company”). This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, which include additional information about the Company’s significant accounting polices and practices the underlie its financial results.

RESULTS OF OPERATIONS

Net Sales:

Sales in the first quarter of 2003 were $23.6 million a 12.4 percent increase as compared to first quarter of 2002 sales of $21.0 million. Revenue increases were noted in the Company’s traditional color measurement product lines, the Company’s largest product lines and bio diagnostic lines, with decreases recorded by the light measurement business unit.

Graphic Arts sales for the first quarter of 2003 were $11.2 million, as compared to $8.6 million for first quarter of 2002, an increase of 30.2 percent. Sales gains were experienced in both of Graphic Arts primary components, printing and imaging. Printing sales increased 20.3 percent during the quarter, while sales of imaging products were up 41.8 percent as compared to the first quarter of 2002.

Color and Appearance product sales were $8.5 million for the first quarter of 2003 as compared to $8.1 million for the same quarter in 2002, an increase of 4.9 percent. The industrial and refinishing product sales increased 11.0 percent in the first quarter as compared to the same quarter of 2002, while the retail product lines experienced a decrease of 6.5 percent.

Labsphere, which represents the Company’s light measurement business recorded sales of $2.0 million for the first quarter of 2003 compared to $2.9 million for the first quarter of 2002, a decrease of 31.0 percent.

Sales increases were recorded in each of the principal geographic markets served by the Company. The largest percent increase was noted in the Asia Pacific region which grew 23.7 percent in the first quarter of 2003, as compared to the same quarter in 2002. Europe and North America grew at 13.1 and 10.4 percent respectively, in the first quarter of 2003 as compared to the first quarter of 2002.

Sales from the Coherix and Optronik businesses had a nominal impact on consolidated sales in both 2003 and 2002.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 64.4 percent for the first quarter of 2003, compared to 58.6 percent for the first quarter of 2002. The increase in gross profit percentage was due to increased production volume and a more favorable sales mix in 2003.

Operating Expenses:

Selling and marketing expenses were $7.2 million for the first quarter of 2003, compared to $5.7 million for the same period in 2002, an increase of 26.3 percent. The increase was due to expansion of the sales force for the bio-diagnostics product group, and in the Asia Pacific region, increased commission costs due to higher sales across the Company’s primary product lines as well as higher health care costs.

General and administrative expenses were $3.4 million for the first quarter of 2003, compared to $3.7 million for the same period in 2002, an 8.1 percent decrease. The decrease is attributable to a release payment of $1.0 million received in connection with the renegotiation of a customer supply agreement. The savings from this payment were offset by higher health care and wage costs.

Reduced engineering staff at Labsphere was the principal reason for an overall drop in research, development and engineering (RD&E) expenses in 2003. First quarter 2003 expenses were $3.1 million, compared to $3.2 million for the first quarter of 2002, a 3.1 percent decrease.

Other Income (Expense):

Other income (expense) consists of investment income and gains and losses from foreign exchange. The Company’s investment portfolio consists of short term tax exempt bonds, mutual funds and corporate securities. In the first quarter of 2003 gains on foreign exchange were offset by lower portfolio yields as well as a decrease in funds available for investment. Additionally, the Company established a reserve for a non trade bad debt of $0.3 million which was offset by a recovery on an XR Ventures investment of $0.2 million.

      Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Income Taxes:

The provision for income taxes in 2003 reflects an effective tax rate of 30.7 percent compared to the US statutory rate of 35 percent. The effective tax rate for the first quarter of 2002 before the cumulative effect of change in accounting principle was 22.0 percent. Both years effective tax rates have benefited from the execution of certain international tax strategies. The Company anticipates that the effective rate should remain consistent with the first quarter for the remainder of 2003.

Cumulative Effect of Change in Accounting Principle:

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

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred, therefore a non cash charge of $7.6 million, or 38 cents per share was recorded and classified as a cumulative effect of change in accounting principle as required by SFAS No. 142 in the first quarter of 2002. This charge was not tax benefited due to the majority of the underlying goodwill not previously being deductible. The decline in fair value of the Labsphere and Optronik reporting unit is primarily attributable to a decline in revenue and profitability for the unit. This decline has led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining reporting units exceeded their net book value; therefore, no impairment charges were recorded for these units. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

Net Income:

The Company recorded net income of $1.0 million for the first three months of 2003 compared to a net loss of $7.9 million for the same period of 2002. On a per share basis, first quarter net income was $.05 in 2003, compared to ($.39) per share in 2002, which includes the cumulative effect of change in accounting principle charge of ($0.38). The average number of common shares outstanding was slightly higher in 2003 due to common stock equivalent calculations not being presented in 2002. Common stock equivalent calculations were not presented for 2002 due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and short term investments of $12.4 million at March 29, 2003. Cash flow provided by operating activities in the first quarter of 2003 totaled $0.7 million. Net income and a reduction in accounts receivable were the largest sources of cash from operations. Certain expenses included in net income did not require the use of cash. The most significant non-cash expenses in the first quarter of 2003 were depreciation and amortization which totaled $1.3 million, compared to $1.5 million for the same period in 2002.

Investing activities used $2.9 million during the first quarter of 2003. The most significant use of funds was the payment of life insurance premiums in connection with the founders share redemption program. (see below) During the quarter, $4.3 million was paid, of which approximately $3.5 million represented cash surrender value and has been recorded as a non current asset on the balance sheet. These cash needs were met primarily through the sale of short term investments.

During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares, or 21.4 percent of the Company’s outstanding stock at that time. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares reflects a 10 percent discount from the market price, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The Company purchased 1,120,000 shares at $10.00 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. At March 29, 2003 there were 3.4 million shares remaining under the agreement, or 16.9 percent of the Company’s outstanding stock.

      Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

On October 27, 2000, the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards (SFAS 150) entitled Accounting for Financial Instruments with Characteristics of Liabilities, Equity or Both. The proposed statement establishes criteria for the financial statement classification, by the issuing entity, of hybrid financial instruments with characteristics of liabilities, equity or both. The Statement would also eliminate the use of mezzanine or temporary equity in a company’s balance sheet. This equity classification is used by Securities and Exchange Commission registrants to present equity instruments that must be redeemed in circumstances that are outside of the issuer’s control.

As presently drafted, this Statement may require the Company to modify the accounting treatment of its founder’s shares redemption agreements by reclassifying the temporary equity account to a liability account. It is expected that the exposure draft will be issued in Statement form in second quarter of 2003, at which time it will be adopted by the Company.

Capital expenditures in the first three months of 2003 totaled $1.2 million and consisted mainly of machinery, equipment and computer hardware and software. The Company currently expects capital expenditures for the remainder of 2003 will be approximately $2.5 million and will consist principally of machinery, equipment, and computer hardware and software.

Dividends of $0.5 million were paid during the first quarter of 2003, which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future.

Management expects that X-Rite’s current liquidity, combined with cash flow from future operations and the Company’s $20 million revolving credit agreement, will be sufficient to finance the Company’s operations, life insurance premiums, capital expenditures and dividends for the remainder of this year, and the foreseeable future beyond 2003. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

Acquisitions:

In March 2003 the Company acquired the ColoRx ® spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company will assume service and support for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd.for $1.5 million. Centrurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates and digital proofing solutions. The acquisition price includes the all intellectual property and related software for the products.

Critical Accounting Policies and Estimates:

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

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors. There have been no material changes in estimates or policies during the quarter ending March 29, 2003.

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward looking statements include, but are not limited to, statements concerning liquidity, capital resource needs, tax rates, dividends and potential new markets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

During the first three months of 2003, there were no material changes in foreign exchange risk or the founders stock redemption program.

Item 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 29, 2003.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings — None

Item 2 Changes in Securities and Use of Proceeds — None

Item 3 Defaults Upon Senior Securities — None

Item 4 Submission of Matters to a vote of Security Holders--None

Item 5 Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)     See Exhibit Index on Page 16 of this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2003	X-RITE, INCORPORATED /s/ Michael C. Ferrara Michael C. Ferrara, President and Chief Operating Officer

May 9, 2003	/s/ Duane F. Kluting Duane F. Kluting Vice President and Chief Financial Officer

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

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

99(a)	Certificate of the President and Chief Operating Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99(b)	Certificate of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99(c)

Notice of press release dated March 10, 2003 announcing the retirement of the Chief Executive Officer of X-Rite, Incorporated (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference).

99(d)

Notice of press release dated April 17, 2003 announcing the results for the first fiscal quarter of 2003 of X-Rite, Incorporated (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference).

Certifications

I, Michael C. Ferrara, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of X-Rite, Incorporated.

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003 /s/Michael C. Ferrara Michael C. Ferrara President and Chief Operating Officer

Certifications

I, Duane F. Kluting, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of X-Rite, Incorporated.

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003 /s/ Duane F. Kluting Duane F. Kluting Vice President and Chief Financial Officer

EXHIBIT 99.(a)

Certificate of the

President

of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Michael C. Ferrara, President and Chief Operating Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarter ending March 29, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarter ending March 29, 2003 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

Date: May 9, 2003	X-Rite, Incorporated By: /s/ Michael C. Ferrara Michael C. Ferrara Its: President and Chief Operating Officer

EXHIBIT 99.(b)

Certificate of the

Chief Financial Officer

of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Duane F. Kluting, Chief Financial Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarterly period ending March 29, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarterly period ending March 29, 2003 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

Date: May 9, 2003	X-Rite, Incorporated By: /s/ Duane F. Kluting Duane F. Kluting Its: Vice President and Chief Financial Officer