Form 10-Q
period 2003-06-28
X RITE INC
filed 2003-08-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2003

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
Yes [X]  No [  ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

On August 1, 2003, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,534,424.

Exhibit Index is located at Page 17.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                         June 28,         December 28,
                                                                           2003               2002
                                                                       -----------        ------------
                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 12,638           $ 10,100
   Short-term investments                                                   1,005              7,438
   Accounts receivable, less allowance of
     $1,371 in 2003 and $1,207 in 2002                                     19,093             19,773
   Inventories                                                             15,050             14,080
   Deferred taxes                                                           1,566              1,602
   Prepaid expenses and other current assets                                1,750              1,141
                                                                          -------            -------
                                                                           51,102             54,134

Property plant and equipment:
   Land                                                                     2,278              2,278
   Buildings and improvements                                              16,980             16,948
   Machinery and equipment                                                 16,588             15,399
   Furniture and office equipment                                          19,204             18,224
   Construction in progress                                                  -                   157
                                                                          -------            -------
                                                                           55,050             53,006
   Less accumulated depreciation                                          (33,812)           (31,879)
                                                                          -------            -------
                                                                           21,238             21,127
Other assets:
   Cash surrender values (founders policies)                               20,250             16,123
   Goodwill                                                                 3,262              2,135
   Other investments                                                        3,316              3,210
   Capitalized software (net of accumulated amortization
     of $9,919 in 2003 and $9,011 in 2002)                                  3,022              2,862
   Deferred taxes                                                           1,221              1,683
   Other noncurrent assets                                                  2,534              1,610
                                                                          -------            -------
                                                                           33,605             27,623
                                                                          -------            -------

                                                                         $105,945           $102,884
                                                                          =======            =======

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except share and per share data)

                                                                         June 28,         December 28,
                                                                           2003               2002
                                                                       -----------        ------------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                       $ 2,982            $ 3,323
   Accrued liabilities:
      Payroll and employee benefits                                         4,386              4,265
      Income taxes                                                          1,959              2,144
      Other                                                                 1,690              1,804
                                                                          -------            -------
                                                                           11,017             11,536

Temporary shareholders' investment:
   Value of shares subject to redemption agreements;
     3,420 shares issued and outstanding in 2003 and 2002                  34,200             34,200

Permanent shareholders' investment:
   Common stock                                                             1,684              1,680
   Additional paid-in capital                                               6,395              6,056
   Retained earnings                                                       51,962             50,001
   Accumulated other comprehensive income (loss)                              894               (330)
   Stock conversion program                                                  (207)              (259)
                                                                          -------            -------
                                                                           60,728             57,148
                                                                          -------            -------

                                                                         $105,945           $102,884
                                                                          =======            =======

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                             Three Months Ended                   Six Months Ended
                                                           ----------------------             ----------------------
                                                          June 28,        June 29,           June 28,        June 29,
                                                            2003            2002               2003            2002
                                                           ------          ------             ------          ------

Net sales                                                 $28,197         $24,401            $51,822         $45,357
Cost of sales                                              10,551           8,864             18,955          17,536
                                                           ------          ------             ------          ------
   Gross profit                                            17,646          15,537             32,867          27,821

Operating expenses:
   Selling and marketing                                    7,145           7,089             14,356          12,823
   General and administrative                               4,466           3,594              7,818           7,257
   Research, development and engineering                    3,472           3,253              6,570           6,464
                                                           ------          ------             ------          ------
                                                           15,083          13,936             28,744          26,544
                                                           ------          ------             ------          ------

   Operating income                                         2,563           1,601              4,123           1,277

Other income (expense)                                        308            (131)               348            (139)
Write down of other investments, net                         (106)         (6,566)              (246)         (6,566)
                                                           ------          ------             ------          ------

   Income (loss) before income taxes                        2,765          (5,096)             4,225          (5,428)

Income taxes                                                  804             392              1,252             319
                                                           ------          ------             ------          ------

   Income (loss) before cumulative effect
     of change in accounting principle                      1,961          (5,488)             2,973          (5,747)

Cumulative effect of change in accounting
   principle                                                 -               -                  -             (7,615)
                                                           ------          ------             ------          ------

   Net income (loss)                                      $ 1,961         $(5,488)           $ 2,973        $(13,362)
                                                           ======          ======             ======          ======

Earnings (loss) per share, basic and diluted                 $.10           $(.27)              $.15           $(.66)
                                                              ===            ====                ===             ===

Cash dividends per share                                    $.025           $.025              $.050           $.050
                                                             ====            ====               ====            ====

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                Six Months Ended
                                                                                             -----------------------
                                                                                             June 28,        June 29,
                                                                                               2003            2002
                                                                                             -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                        $ 5,106         $ 7,755

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of short-term investments                                               7,234          11,162
   Proceeds from maturities of short-term investments                                             30             605
   Purchases of short-term investments                                                          (570)            -
   Capital expenditures                                                                       (1,611)         (1,305)
   Investment in founders life insurance, net                                                 (4,127)         (3,102)
   Acquisitions                                                                               (2,007)            -
   Purchases of other assets                                                                  (1,052)           (863)
   Purchases of other investments                                                                -            (1,692)
   Other investing activities                                                                    (33)             38
                                                                                             -------         -------
     Net cash and cash equivalents provided by (used for) investing activities                (2,136)          4,843

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                             (1,012)         (1,011)
   Issuance of common stock                                                                      238             265
   Purchase of common stock                                                                      -           (11,286)
                                                                                             -------         -------
     Net cash and cash equivalents used for financing activities                                (774)        (12,032)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                              342             104
                                                                                             -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      2,538             670

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                10,100           9,164
                                                                                             -------         -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                  $12,638         $ 9,834
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 2003 and the results of its operations and its cash flows for the three and six month periods ended June 28, 2003 and June 29, 2002. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, or obligations that can be settled in shares but meet one of the following conditions a) derive their value predominately from some other underlying measure, b) have a fixed value or c) have a value to the counterparty that moves in opposite direction to the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. Upon adoption, this Statement will require the Company to reclassify its temporary shareholders’ investment related to the Founders Shares Redemption program (see Note 11) to a long term liability. The underlying shares in the program will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense. The Company is required to adopt the Statement beginning with the third quarter of 2003.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply currently to variable interest entities created after January 31, 2003, and for the first fiscal year or interim period beginning after June 15,2003 for variable interest entities in which an enterprise holds a variable interest that is acquired on or before January 31, 2003 The Company is required to adopt the provisions of FIN 46 beginning with the third quarter of 2003, and is currently evaluating the expected impact on its consolidated financial statements, primarily as it relates to XR Ventures.

NOTE 3 — SHORT TERM INVESTMENTS

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

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 3 — SHORT TERM INVESTMENTS — continued

The carrying amount of the Company’s investments is shown in the table below (in thousands):

                                                                  June 28, 2003               December 28, 2002
                                                               -------------------           -------------------
                                                                            Market                        Market
                                                                Cost        Value             Cost        Value
                                                               ------       ------           ------       ------
     Investments
       State and municipal securities                              70           70            5,515        5,515
       Mutual funds                                             1,530          925            1,530          839
       Corporate bonds                                             -           -                100          102
       Preferred stocks                                            10           10            1,117          982
                                                               ------       ------           ------       ------
                                                                1,610        1,005            8,262        7,438
       Allowance for unrealized losses                           (605)         -               (824)         -
                                                               ------       ------           ------       ------

       Total                                                   $1,005       $1,005           $7,438       $7,438
                                                               ======       ======           ======       ======

NOTE 4 — INVENTORIES

Inventories consisted of the following (in thousands):

                                                           June 28,             December 28,
                                                             2003                    2002
                                                           -------                ---------

         Raw materials                                     $ 5,485                $ 4,564
         Work in process                                     3,200                  3,908
         Finished goods                                      6,365                  5,608
                                                           -------                -------

         Total                                             $15,050                $14,080
                                                           =======                =======

NOTE 5 — INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2003 and 2002 is $3.3 and $3.2 million respectively, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV). The Company funds acquisitions made by XRV and in exchange receives its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. During 2002, the Company performed a comprehensive assessment of the continuing value of each XRV investment and concluded that the value of certain investments had been permanently impaired, and any related tax benefit on the write downs may not be realizable at that time. Therefore, it recorded a charge of $6.6 million writing the investments down against second quarter results.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite lives. Instead, companies are required to review goodwill and intangible assets with indefinite useful lives for impairment at least annually or more frequently if indicators of impairment occur. During 2002, the Company completed steps one and two of the transitional testing required by SFAS No. 142, as well as the annual impairment testing requirement. Step two testing was completed with the assistance of an independent valuation firm during the fourth quarter of 2002.

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
(Unaudited)

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS — continued

In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

In the April 2003, X-Rite Ltd. recorded $1.1 million of goodwill in connection with its acquisition of the ccDot meter product line of Centurfax Ltd. for $1.5 million (see Note 10).

A summary of changes in goodwill by reporting unit during the six months ended June 28, 2003, consisted of the following (in thousands):

                                                                              Foreign
                                           December 28,                       Currency          June 28,
                                               2002       Acquisitions      Adjustments           2003
                                           ------------   ------------      -----------        --------

         Coherix                             $1,941           $   -            $   -            $1,941
         X-Rite, Mediterranee                   194               -                19              213
         X-Rite, Ltd.                            -             1,108               -             1,108
                                             ------           ------           ------           ------
         Total                               $2,135           $1,108           $   19           $3,262
                                             ======           ======           ======           ======

At June 28, 2003, other intangible assets consisting of patents, trademarks and covenants totaled $0.8 million, with accumulated amortization of $0.1 million. Amortization expense for other intangible assets in 2003 and five succeeding years is not significant.

NOTE 7—STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company has elected to account for stock- based compensation under APB Opinion No. 25 Accounting for Stock Issued to Employees.

The Company sets the exercise price of stock options granted equal to the market close on the date prior to the grant date; therefore, in accordance with APB Opinion No. 25 no compensation expense is recorded.

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

The following table summarizes the Company’s results as if it had recorded compensation expense for the 2003 and 2002 options grants: (in thousands)

                                                                  Three Months Ended                Six Months Ended
                                                               ------------------------         ------------------------
                                                               June 28,       June 29,          June 28,       June 29,
Net income (loss)                                                2003           2002              2003           2002
                                                                ------         ------            ------         ------
     As reported                                                $1,961        $(5,488)           $2,973       $(13,362)
     Deduct: Compensation expense-fair value method               (165)           (85)             (245)          (147)
                                                                ------         ------            ------         ------
Pro forma net income (loss)                                    $ 1,796        $(5,573)          $ 2,728       $(13,509)
                                                                ======         ======            ======         ======

Basic and diluted net earnings (loss) per share:
     As reported                                                   $.10         $(.27)             $.15          $(.66)
     Pro forma                                                     $.09         $(.28)             $.13          $(.67)

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 8 — EARNINGS PER SHARE

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

   (in thousands, except for share                                Three Months Ended                 Six Months Ended
                                                               -----------------------          -----------------------
     and per share data)                                       June 28,       June 29,          June 28,       June 29,
                                                                 2003           2002              2003           2002
                                                               --------       --------          --------       --------
   Numerators:
     Net income (loss) numerators for
     both basic and diluted EPS                                 $1,961        $(5,488)           $2,973       $(13,362)
                                                                ======        ========           ======       =========
   Denominators:
     Denominators for basic EPS
       Weighted-average common
       shares outstanding                                    20,250,200      20,208,228       20,240,703      20,203,304

     Potentially dilutive shares
       Shares subject to redemption agreements                     -              -              179,825            -
       Stock options                                            131,765           -               82,234            -
                                                             ----------      ----------       ----------      ----------

     Denominators for diluted EPS                            20,381,965      20,208,228       20,502,762      20,203,304
                                                             ==========      ==========       ==========      ==========

Certain shares subject to redemption agreements (see Note 11) were considered dilutive in 2003. Also in 2003, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 1,013,200 and $7.38 — $19.50. In 2002 the Company incurred a loss; therefore, a dilutive share calculation is not presented because to do so would have an anti-dilutive effect on earnings per share. Had the Company not recorded a loss, the number of stock options not included in the computation of diluted EPS and the range of exercise prices would have been 1,324,400 and $7.56 — $19.50 respectively.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was $2.9 and $4.2 million for the three and six month periods ended June 28, 2003; and ($4.1 million) and ($12.1 million) for the three and six month periods ended June 29, 2002.

NOTE 10 — ACQUISITIONS

In March 2003, the Company acquired the ColoRx(R)spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company will assume service and support for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd. for $1.5 million, including all intellectual property and related software for the products. Centurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates and digital proofing solutions.

NOTE 11 — VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS

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
(Unaudited)

NOTE 11—VALUE OF SHARES SUBJECT TO REDEMPTION AGREEMENTS - continued

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

The remaining shares subject to the agreements have been classified on the balance sheet as temporary equity. The classification of $34.2 million was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding June 28, 2003 and December 28, 2002, respectively was less than $10.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (see Note 2). Upon adoption, this Statement will require the Company to reclassify the temporary shareholders’ investment account related to the Founders Shares Redemption program to a long term liability. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense. The Company is required to adopt the Statement beginning with the third quarter of 2003.

NOTE 12 — CONTINGENCIES, COMMITMENTS AND GUARANTEES

On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. sued the Company in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. patents by the Company’s ShadeVision(TM)system. In August 2003, the Company entered into a confidential settlement agreement with the plaintiffs under which the Company has a worldwide license to use the patented technology. Management believes the resolution of this matter does not have a material adverse effect on the Company’s consolidated financial statements.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British Pounds Sterling or approximately $0.2 million at June 28, 2003.

The Company’s product warranty reserves and operating lease commitments are not significant.

NOTE 13 — SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources of X-Rite, Incorporated (also referred to as “X-Rite” and “the Company”). This discussion should be read in conjunction with the accompanying condensed financial statements which include additional information about the Company’s significant accounting policies and practices that underlie its financial results.

RESULTS OF OPERATIONS

Net Sales:

Continuing strength in the core color measurement lines helped the Company record sales of $28.2 million for the second quarter of 2003 a 15.6 percent increase over second quarter 2002 sales of $24.4 million. Quarter over quarter gains were achieved in the Graphic Arts, Color and Appearance and Labsphere product lines, while the Bio Diagnostic sales remained flat. Year to date sales were $51.8 million for 2003, a 14.1 percent increase, over 2002 sales of $45.4 million.

Both quarterly and year to date sales have increased in the principal geographic regions the Company serves. Sales to Asia Pacific and Europe grew 40.4 and 30.7 percent respectively for the second quarter of 2003, as compared to the same quarter of 2002. On a year to date basis, sales to Asia Pacific and Europe grew 32.5 and 21.7 percent respectively compared to the same period in the previous year. Sales in the more established North American market grew 4.1 and 6.9 percent on a quarterly and year to date basis respectively as compared to the same periods in 2002.

Sales in the Graphic Arts product lines were $12.3 million for the second quarter of 2003, compared to $10.0 million for the second quarter of 2002, an increase of 23.0 percent. On a year to date basis sales in the Graphic Arts product lines were $23.5 and $18.6 million for 2003 and 2002, respectively. Sales increases were achieved in Graphic Arts primary components, printing and imaging, on both a quarterly and year to date basis. Printing sales increased 18.5 and 19.3 percent, respectively for the second quarter and year to date 2003, as compared to the same time periods in 2002. Imaging sales were up 26.5 and 33.7 percent on a quarterly and annual basis in 2003 as compared to 2002.

Color and Appearance product sales also increased on both a quarterly and annual basis in 2003, as compared to the same periods in 2002. Quarterly sales in the second quarter of 2003 were $11.1 million compared to $10.0 million for the second quarter of 2002, an increase of 11.0 percent. Year to date sales were $19.6 million for 2003, compared to $18.1 million for 2002, an increase of 8.3 percent. Color and Appearance products are sold to both the industrial coatings and retail home improvement markets. Both markets have recorded sales gains in 2003 as compared to 2002. Industrial coatings sales have increased 9.8 and 10.3 percent on a quarterly and year to date basis for 2003, as compared to the same periods in 2002. Retail product sales have increased 13.0 and 4.6 percent respectively, for the quarter and year to date in 2003 as compared to the same periods in 2002.

Bio-Diagnostic sales were flat for the second quarter of 2003 as compared to 2002. Year to date sales for Bio-Diagnostic products were $3.8 million, compared to $3.2 million for the same period in 2002, an increase of 16.9 percent.

Labsphere, which represents the Company’s light measurement business, recorded sales of $2.9 million for the second quarter of 2003, as compared to second quarter 2002 sales of $2.5 million, an increase of 16.0 percent. Year to date sales were $4.9 million as compared to 2002 sales in the same period of $5.4 million, a decrease of 9.2 percent. This decrease was driven primarily by continued softness in the lighting and telecommunication industries.

Sales from the Coherix and Optronik businesses which were acquired in 2000 had a nominal impact on consolidated sales in 2003.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 62.6 and 63.4 percent for the second quarter and year to date 2003 respectively. Comparable period gross profit percentages for 2002 were 63.7 and 61.3 percent respectively. The year to date gross profit percentages have benefited from higher overhead absorption rates due to increased sales volumes and a weaker dollar.

Operating Expenses:

Selling and marketing expenses were flat in the second quarter of 2003 as compared to 2002. Year to date, selling and marketing expenses were $14.4 million, a 12.5 percent increase over 2002 selling and marketing expenses of $12.8 million. The increase was due to expansion of the sales force for the Bio-Diagnostic product line and in the Asia Pacific region, increased commission costs, higher health care costs and the effects of a weaker dollar in Europe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

General and administrative expenses were $4.5 million for the second quarter of 2003, compared to $3.6 million for the second quarter of 2002, an increase of 25.0 percent. On a year to date basis general and administrative expenses were $7.8 million compared to $7.3 million in 2002, an increase of 6.9 percent. The increases are attributable to wage and benefit costs and the effect of a weaker dollar in Europe. These increases were partially offset by a release payment of $1.0 million received in the first quarter of 2003 in connection with the renegotiation of a customer supply agreement.

Research, development and engineering (RD&E) expenses have shown slight increases for both the quarter and year to date 2003, as compared to the same periods in 2002. RD&E costs were $3.5 and $6.6 million for the second quarter and year to date respectively, in 2003, compared to $3.3 and $6.5 million respectively, for the same periods in 2002. As a percentage the increases were 6.1 and 1.5 percent for the quarter and year to date respectively. The RD&E operating costs have reduced on both a quarter and year to date basis in 2003 due to reduced headcount at Labsphere and consolidation of facilities.

Other Income:

Other income consists of investment income and gains and losses from foreign exchange. The Company’s investment portfolio consists of short term tax exempt bonds, mutual funds and corporate securities.

For the first six months of 2003 the Company recorded other income of $0.3 million, compared to a loss of $0.1 million for the same period of 2002. The year over year increase is attributable to currency exchange gains generated by the foreign sales offices in response to a weakening U.S. dollar.

Write Down of Other Investments:

Included in other investments in 2003 and 2002, is $3.3 and $3.2 million respectively related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC. (XRV) Since the Company does not exercise significant influence over the operating and financial policies of each investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized.

In the second quarter of 2003 XRV provided a working capital advance of $0.1 million to a company in which it had previously invested and subsequently expensed that investment. This funding was intended to provide the investee operating cash for a period of time while it sought new sources of investment capital. The investee has not been successful in securing new capital and upon further analysis, this investment was deemed to be impaired and the appropriate charge taken.

During the first quarter of 2003 the Company established a reserve of $0.3 million for a non trade bad debt which was offset in part by a recovery of $0.2 on an XRV investment.

During the second quarter of 2002 the Company performed a comprehensive assessment of the continuing value of each XR Venture investment. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy during the quarter, the Company concluded that the value of certain of these investments had been permanently impaired, and any related tax benefit on the write downs may not be realizable at this time. Therefore, it recorded a charge of $6.6 million to write the investments down in that quarter.

At June 28, 2003, the Company had four venture capital investments for which impairment charges have not been recorded. These companies are focused in the medical diagnostic device, computer software, chemical compound and data communications industries.

Income Taxes:

The Company recorded a tax provision of $0.8 and $1.3 million for the quarter and year to date respectively in 2003, against pre tax income of $2.8 and $4.2 million. The effective tax rate was 29.0 and 29.6 percent for the quarter and year to date respectively, compared to the U.S. statutory rate of 35 percent. The rate benefited from tax reductions received as a result of the Company’s foreign sales operations.

In 2002, the Company recorded a tax provision of $0.4 and $0.3 million for the quarter and year to date respectively, against pre tax losses of $5.1 and $5.4 million. The provision for income taxes was negatively impacted by the potentially non deductible capital losses related to the write down of investments by XR Ventures LLC. Exclusive of these write downs the Company would have had approximately a 28 percent tax rate in 2002.

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

Net Income:

The Company recorded net income of $2.0 and $3.0 million for the second quarter and year to date respectively in 2003. For the comparable periods in 2002, the Company recorded net losses of $5.5 and $13.4 million respectively. On a per share basis, the 2003 fully diluted net income per share was $.10 and $.15 for the second quarter and year to date respectively. In 2002, net loss per share was $.27 and $.66 for the second quarter and year to date respectively in such prior periods.

The average number of common shares outstanding was approximately the same for both years. The average number of common stock equivalents was slightly higher in 2003. Common stock equivalent calculations were not presented for 2002 due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

FINANCIAL CONDITION AND LIQUIDITY

Cash from operations for the first six months of 2003 was $5.1 million, compared to $7.8 million for the comparable period in 2002. Net income was the principal source of cash from operations in 2003. Federal income taxes recoverable were the largest source of funds in 2002. Included in the net income in 2003, and net loss in 2002, were certain accounting charges that did not require the use of cash. The most significant non cash expense in 2003, was depreciation and amortization charges of $2.8 million. During the first six months of 2002 the largest non-cash accounting charge, was $6.6 million, related to the write down of other investments. Depreciation and amortization charges for the first two quarters of 2002 were $2.9 million.

At June 28, 2003 the Company had cash and cash equivalents of $12.6 million, compared to $10.1 million at June 28, 2002.

The most significant investing activity year to date in 2003 was the disposition of $7.2 million of short term investments. These funds were used for acquisition activity as well the payment of $4.3 million of life insurance premiums in connection with the founders share redemption program. During the first six months of 2002 the largest investment activity was the disposition of $11.2 million of short term investments. These funds were used to repurchase shares of outstanding common stock under the Company’s founders stock redemption program. During the first six months of 2002 other investing activities include the payment of $4.3 million of life insurance in connection with the founders share redemption program, and $1.2 million of investments made by XR Ventures, LLC, the Company’s strategic venture investment group.

During 1998, the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares, or 21.3 percent, of the Company’s outstanding stock at December 29, 2001. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders estates for these shares reflects a 10 percent discount from the market price, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. At June 28, 2003 there were 3.42 million founder’s shares remaining under the agreement, or 16.9 percent of the Company’s outstanding stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, or obligations that can be settled in shares but meet one of the following conditions a) derive their value predominately from some other underlying measure, b) have a fixed value or c) have a value to the counterparty that moves in opposite direction to the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. Upon adoption, this Statement will require the Company to reclassify its temporary shareholders’ investment account related to the Founders Shares Redemption program to a long term liability.

The underlying shares in the program will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense. The Company is required to adopt the Statement beginning with the third quarter of 2003.

Capital expenditures in the first six months of 2003 totaled $1.6 million and consisted mainly of machinery, equipment and computer hardware and software. The Company currently anticipates capital expenditures for the remainder of 2003 will be approximately $1.9 million and will consist principally of machinery, equipment, and computer hardware and software.

In August 2003, the Company entered into a confidential settlement agreement with Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. in connection with a patent infringement claim originally filed in February 2002. The agreement grants the Company a worldwide license to use the patented technology. Management believes the resolution of this matter does not have a material adverse effect on the Company’s consolidated financial statements.

Dividends of $1.0 million were paid during the first two quarters of 2003, which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future. Management expects that X-Rite’s current liquidity, combined with cash flow from future operations and the Company’s $20 million revolving credit agreement, will be sufficient to finance the Company’s operations, life insurance premiums, capital expenditures common stock repurchases and dividends for the next year and foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

Acquisitions:

In March 2003, the Company acquired the ColoRx(R)spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company will assume service and support for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd. for $1.5 million, including all intellectual property and related software for the products. Centurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates and digital proofing solutions.

In July 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts for $10.6 million. Monaco Systems is a leading developer of color management software to the graphic arts and photographic markets. The purchase price was comprised of a combination of cash and stock, a portion of which is subject to vesting requirements. The cash portion of the transaction was funded from the Company’s operating funds and short term investments. Assets acquired in the purchase include the entire Monaco line of color management products, all intellectual property and operating assets.

For the year ended December 31, 2002, Monaco Systems recorded sales and operating income (unaudited) of $4.4 and $0.7 million respectively. Total assets at December 31, 2002 were $1.1 million (unaudited).

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

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors. There has been no material changes in estimates or policies during the six months ended June 28, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

During the first six months of 2003, there were no material changes in foreign exchange risk or the founders stock redemption program.

Item 4. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2003. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to June 28, 2003.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings--None

Item 2   Changes in Securities and Use of Proceeds--None

Item 3   Defaults Upon Senior Securities --None

Item 4   Submission of Matters to a vote of Security Holders--

At the Annual Meeting of Shareholders on May 19, 2003, X-Rite's shareholders voted on the following matters:

1. Election of the following directors to three year terms expiring in 2006.

	Affirmative	Votes	Broker
	Votes	Withheld	Non-votes
Paul R. Sylvester	15,869,010	2,825,727	-0-
Mark D. Weishaar	15,871,492	2,826,895	-0-

Company directors Dr. Peter M. Banks, and Ronald A. VandenBerg (whose terms expire in 2004); and Stanley W. Cheff, James A. Knister and John E. Utley (whose terms expire in 2005) continued as directors of the Company following the annual meeting.

		Affirmative	Negative	Votes	Broker
		Votes	Votes	Withheld	Non-votes
2.	Proposal to Amend and Restate the Employee Stock Option Plan:	11,157,720	2,741,699	54,000	4,744,968

3.	Proposal to Amend and Restate the Outside Director Stock Option Plan:	10,793,095	3,105,449	54,875	4,744,968

Item 5   Other Information — None

Item 6   Exhibits and Reports on Form 8-K

(a)         See Exhibit Index on Page 17 of this Form 10-Q report.

(a)         See Exhibits 99.1 and 99.2 on Page 17 of this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	X-RITE, INCORPORATED By: /s/ Michael C. Ferrara Michael C. Ferrara Its: Chief Executive Officer and President
Date: August 12, 2003	By: /s/ Mary E. Chowning Mary E. Chowning Its: Vice President and Chief Financial Officer

PART II. Item 6

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)
3(b)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

3(c)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

3(d)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

3(e)	Bylaws, as amended and restated January 20, 1998 (filed as exhibit to Form 10-K for the year ended January 3, 1998 (Commission File No. 0-14800) and incorporated herein by reference)
3(f)	Bylaws, as amended and restated November 18, 1999 (filed as exhibit to Form 10-K for the year ended January 1, 1999 (Commission File No. 0-14800) and incorporated herein by reference)
4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)
4(b)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company. (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission file No. 0-14800) and incorporated herein by reference

10(a)	X-Rite, Incorporated amended and restated employee stock option plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company's 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

10(b)	X-Rite, Incorporated amended and restated outside directors stock option plan, effective as of January 26, 2003 (filed as Appendix B to the definitive proxy statement dated April 11, 2003 relating to the Company's 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1	Notice of press release dated July 2, 2003 announcing the acquisition by the registrant of substantially all of the assets of Monaco Systems Business Trust (formerly known as Monaco Systems Inc.), and the asset purchase agreement between Monaco Systems Business Trust, George Adam, the registrant and the registrant's subsidiary company Monaco Acquisition Company dated July 1, 2003 (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference).

99.2	Notice of press release dated July 17, 2003 announcing the results for the second fiscal quarter of 2003 of X-Rite, Incorporated (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference).

Exhibit 31.1

Certificate of the Chief Executive Officer and President
Of X-Rite, Incorporated

        I, Michael C. Ferrara, certify that:

        (1) I have reviewed this quarterly report on Form 10-Q of X-Rite, Incorporated;

        (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

        (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2003	By: /s/ Michael C. Ferrara Michael C. Ferrara Chief Executive Officer and President

Exhibit 31.2

Certificate of the Chief Financial Officer
Of X-Rite, Incorporated

        I, Mary E. Chowning, certify that:

        (1) I have reviewed this quarterly report on Form 10-Q of X-Rite, Incorporated;

        (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

        (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2003	By: /s/ Mary E. Chowning Mary E. Chowning Vice President and Chief Financial Officer

EXHIBIT 32.1

Certificate of the
Chief Executive Officer and President
of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Michael C. Ferrara, Chief Executive Officer and President of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarter ending June 28, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarter ending June 28, 2003 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

Date: August 12, 2003	X-Rite, Incorporated By: /s/ Michael C. Ferrara Michael C. Ferrara Its: Chief Executive Officer and President

A signed original of this written statement required by Section 906, and other written documentation authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to X-Rite, Incorporated and will be retained by X-Rite, Incorporated and furnished to the Securities Exchange Commission or its staff upon request.

EXHIBIT 32.2

Certificate of the
Chief Financial Officer
of X-Rite, Incorporated.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Mary E. Chowning, Chief Financial Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarterly period ending June 28, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarterly period ending June 28, 2003 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

Date: August 12, 2003	X-Rite, Incorporated By: /s/ Mary E. Chowning Mary E. Chowning Its: Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906, and other written documentation authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to X-Rite, Incorporated and will be retained by X-Rite, Incorporated and furnished to the Securities Exchange Commission or its staff upon request.