Form 10-Q
period 2003-09-27
X RITE INC
filed 2003-11-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2003

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

On November 1, 2003, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,547,319.

Exhibit Index is located at Page 20.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

	September 27, 2003	December 28, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,731	$ 10,100
Short-term investments	988	7,438
Accounts receivable, less allowance of
$1,356 in 2003 and $1,207 in 2002	18,251	19,773
Inventories	16,051	14,080
Deferred taxes	1,566	1,602
Prepaid expenses and other current assets	1,494	1,141

	46,081	54,134

Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	16,987	16,948
Machinery and equipment	16,943	15,399
Furniture and office equipment	18,494	18,224
Construction in progress	14	157

	54,716	53,006
Less accumulated depreciation	(34,692)	(31,879)

	20,024	21,127
Other assets:
Cash surrender values (founders policies)	20,511	16,123
Goodwill	8,780	2,135
Other investments	3,316	3,210
Capitalized software (net of accumulated amortization
of $10,302 in 2003 and $9,011 in 2002)	3,137	2,862
Deferred taxes	1,215	1,683
Other noncurrent assets	6,050	1,610

	43,009	27,623

	$ 109,114	$ 102,884

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands, except share and per share data)

	September 27, 2003	December 28, 2002

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$ 3,007	$ 3,323
Accrued liabilities:
Payroll and employee benefits	5,870	4,265
Income taxes	1,199	2,144
Other	1,531	1,804

	11,607	11,536

Value of shares subject to mandatory redemption agreements;
3,420 shares issued and outstanding in 2003 and 2002	34,200	34,200

Shareholders' investment:
Common stock	1,712	1,680
Additional paid-in capital	9,094	6,056
Retained earnings	51,842	50,001
Accumulated other comprehensive income (loss)	840	(330)
Stock conversion program	(181)	(259)

	63,307	57,148

	$ 109,114	$ 102,884

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 27, 2003	December 28, 2002	September 27, 2003	December 28, 2002

Net sales	$ 26,818	$ 22,246	$ 78,640	$ 67,603
Cost of sales	10,051	8,266	29,006	25,802

Gross profit	16,767	13,980	49,634	41,801

Operating expenses:
Selling and marketing	8,124	6,909	22,480	19,732
General and administrative	3,943	3,893	11,761	11,150
Research, development and engineering	4,063	2,863	10,633	9,327

	16,130	13,665	44,874	40,209

Operating income	637	315	4,760	1,592

Other income (expense)	(133)	34	215	(105)
Interest expense - dividends on mandatory
redeemable shares	(86)	-	(86)	-
Write down of other investments, net	-	-	(246)	(6,566)

Income (loss) before income taxes	418	349	4,643	(5,079)

Income taxes	117	97	1,369	416

Income (loss) before cumulative effect
of change in accounting principle	301	252	3,274	(5,495)

Cumulative effect of change in accounting
principle	-	-	-	(7,615)

Net income (loss)	$ 301	$ 252	$ 3,274	$(13,110)

Earnings (loss) per share
Basic	$ .01	$ .01	$ .16	$ (.65)

Diluted	$ .01	$ .01	$ .16	$ (.65)

Cash dividends per share	$ .025	$ .025	$ .075	$ .075

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended

	September 27, 2003	December 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:	$ 9,222	$ 8,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	7,234	11,762
Proceeds from maturities of short-term investments	65	1,605
Purchases of short-term investments	(570)	(5,585)
Capital expenditures	(2,263)	(1,848)
Investment in founders life insurance, net	(4,388)	(2,653)
Acquisitions	(9,436)	-
Purchases of other assets	(1,541)	(1,290)
Purchases of other investments	-	(1,442)
Other investing activity	(1)	85

Net cash and cash equivalents provided by
used for) investing activities	(10,900)	634

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,433)	(1,516)
Issuance of common stock	465	328
Purchase of common stock	-	(11,341)

Net cash and cash equivalents used for financing activities	(968)	(12,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	277	253

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,369)	(2,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,100	9,164

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 7,731	$ 6,505

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite’s 2002 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 2003 and the results of its operations and its cash flows for the three and nine month periods ended September 27, 2003 and September 28, 2002. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2 — NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply currently to variable interest entities created after January 31, 2003, and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired on or before January 31, 2003. The Company adopted the provisions of FIN 46 beginning with the third quarter of 2003, without impact to its consolidated financial statements.

NOTE 3 — SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks. These investments which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive income (loss) in shareholders’ equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered to be available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand with no set maturity.

The carrying amount of the Company’s investments is shown in the table below (in thousands):

	September 27, 2003		December 28, 2002

	Cost	Market Value	Cost	Market Value

Investments
State and municipal securities	$ 35	35	5,515	5,515
Mutual funds	1,530	943	1,530	839
Corporate bonds	-	-	100	102
Preferred stocks	10	10	1,117	982

	1,575	988	8,262	7,438
Allowance for unrealized losses	(587)	-	(824)	-

Total	$ 988	$ 988	$ 7,438	$ 7,438

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 4 — INVENTORIES

Inventories consisted of the following (in thousands):

	September 27, 2003	December 28, 2002

Raw materials	$ 5,622	$ 4,564
Work in process	3,914	3,908
Finished goods	6,515	5,608

Total	$16,051	$14,080

NOTE 5 — INVESTMENTS CARRIED AT COST

Included in other noncurrent assets in 2003 and 2002 is $3.3 and $3.2 million respectively, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC (“XRV”). The Company has funded acquisitions made by XRV and in exchange will receive its investment back in full before any distributions are made. Each individual investment represents less than 20% of the outstanding voting common stock of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value as the new cost basis and a loss is recognized. During 2002, the Company performed a comprehensive assessment of the continuing value of each XRV investment and concluded that the value of certain investments had been permanently impaired, and any related tax benefit on the write downs may not be realizable at that time. Therefore, it recorded a charge of $6.6 million writing the investments down against second quarter 2002 results.

Management is in the process of evaluating the value of XRV investments and expects to complete this assessment in the fourth quarter. Management has elected to not fund any new investments beyond its current portfolio while it reviews its strategic alternatives with regard to the future of the venture capital program.

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

In July 2003, X-Rite Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. for $10.6 million in cash and stock (see Note 10).

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS — continued

A summary of changes in goodwill by reporting unit during the nine months ended September 27, 2003, consisted of the following (in thousands):

	December 28, 2002	Acquisitions	Foreign Currency Adjustments	September 27, 2003

Coherix	$ 1,941	$ -	$ -	$ 1,941
X-Rite, Mediterranee	194	-	20	214
X-Rite, Ltd.	-	1,108	19	1,127
Monaco Systems	-	5,498	-	5,498

Total	$2,135	$6,606	$39	$8,780

Intangible assets are comprised of costs in connection with the acquisition or development of patents, trademarks, customer relationships and covenants and totaled $4.6 million, with accumulated amortization of $0.3 million at September 27, 2003.

Estimated amortization expense for intangible assets as of September 27, 2003 for each of the succeeding years is as follows: (in thousands)

Remaining 2003	$113
2004	472
2005	472
2006	470
2007	465

NOTE 7--EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The Company adopted SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (see Note 11) in July 2003. SFAS 150 requires the calculation of separate EPS amounts for each class of securities outstanding, which for the Company, includes its common stock and shares that are subject to mandatory redemption agreements. Since the underlying securities of the mandatory redemption agreements are the Company's common stock, the per share calculations are the same for each class and therefore separate calculations have not been displayed. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements:

(in thousands, except for share	Three Months Ended		Nine Months Ended
and per share data)
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Numerators:
Net income (loss) numerators for
both basic and diluted EPS	$ 301	$ 252	$ 3,274	$ (13,110)

Denominators:
Denominators for basic EPS
Weighted-average common
shares outstanding	20,533,257	20,214,665	20,338,221	20,207,091

Potentially dilutive shares
Shares subject to redemption agreements	-	403,095	119,883	-
Stock options	177,845	30,338	114,104	-

Denominators for diluted EPS	20,711,102	20,648,098	20,572,208	20,207,091

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 7 — EARNINGS PER SHARE- continued

Certain shares subject to redemption agreements (see Note 11) were considered dilutive in 2003. Also in 2003, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 903,500 and $7.38 — $19.50. For the nine months ended September 28, 2002 the Company incurred a loss; therefore, a dilutive share calculation is not presented because to do so would have an anti-dilutive effect on earnings per share. Had the Company not recorded a loss, the number of stock options not included in the computation of diluted EPS and the range of exercise prices would have been 1,348,900 and $7.38 — $19.50 respectively.

NOTE 8—STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s results as if it had recorded compensation expense for the 2003 and 2002 options grants: (in thousands)

	Three Months Ended		Nine Months Ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net income (loss)	2003	2002	2003	2002
As reported	$ 301	$ 252	$ 3,274	$(13,110)
Deduct: Compensation expense-fair value method	(227)	(136)	(462)	(283)

Pro forma net income (loss)	$ 74	$ 116	$ 2,812	$(13,393)

Basic and diluted net earnings (loss)
per share:
As reported	$ .01	$ .01	$ .16	$ (.66)
Pro forma	$ .00	$ .01	$ .14	$ (.66)

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 9 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income was $0.2 and $4.4 million for the three and nine month periods ended September 27, 2003; and $0.3 million and ($11.8 million) for the three and nine month periods ended September 28, 2002.

NOTE 10 — ACQUISITIONS

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

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets for $10.6 million. The Company expects that this acquisition will enhance its position and product offerings in the color management software markets. The purchase price included a cash payment of $6.5 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock. These payouts are contingent upon the seller’s continued employment with the Company to certain future dates. The final purchase price will be adjusted by a net worth calculation which has been preliminarily determined to be $0.4 million. Total acquisition related costs of $0.4 million were incurred as a result of this transaction and have been included in the determination of purchase price. The cash portion of the transaction was funded from the Company’s operating funds and short term investments. Tangible and intangible assets acquired in the purchase include the entire Monaco line of color management products, all operating assets, trademarks and trade names, technology and patents, covenants not to compete, customer relationship intangibles and goodwill.

The results of Monaco Systems’ operations have been included in the condensed consolidated financial statements since the date of acquisition.

The following unaudited pro forma consolidated results of operations for the nine month period ended September 27, 2003 assumes the acquisition of Monaco Systems occurred as of the beginning of the period (in thousands, except per share data).

Net sales	$81,423
Net income	3,712

Earnings per share:
Basic	$.18
Diluted	$.18

The pro forma results above include certain adjustments to give effect to amortization of goodwill and certain other adjustments and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

For the year ended December 31, 2002, Monaco Systems recorded sales and operating income of $4.3 and $0.6 million respectively. Total assets at December 31, 2002 were $1.1 million.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 11 — SHARES SUBJECT TO REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will ultimately be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. However the stock purchases may not necessarily coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs.

The Company purchased 1,120,000 shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders Shares Redemption program to a long term liability. Because the underlying shares in the program are the Company’s common stock, they will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

The remaining shares subject to the agreements have been classified on the balance sheet as a long term liability. The classification of $34.2 million was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding September 27, 2003 and December 28, 2002, respectively, was less than $10. Dividend payments of $0.09 million paid on program shares during the third quarter of 2003 have been classified as interest expense and included as a component of other income (expense).

NOTE 12—CONTINGENCIES, COMMITMENTS AND GUARANTEES

On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. sued the Company in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. patents by the Company’s ShadeVision™ system. In August 2003, the Company entered into a confidential settlement agreement with the plaintiffs under which the Company has a worldwide license to use the patented technology. The resolution of this matter did not have a material adverse effect on the Company’s consolidated financial statements.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British Pounds Sterling or approximately $0.2 million at September 27, 2003.

The Company’s product warranty reserves and operating lease commitments are not significant.

X-RITE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NOTE 13—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Net Sales:

The third quarter of 2003, was the largest third quarter for sales in Company history. Total sales for the quarter were $26.8 million compared to $22.2 million in the third quarter of 2002, an increase of $4.6 million or 20.7 percent. Quarter over quarter sales growth was noted across all primary business lines, with the largest percentage growth noted in the Color and Appearance products followed closely by the Graphic Arts lines. Year to date sales were $78.6 million compared to $67.6 million for the same period in 2002, an increase of $11.0 million or 16.3 percent.

The Company continues to record quarterly and year to date sales gains in each of the primary geographic regions it serves. Sales to Asia Pacific and Europe grew 22.2 and 16.6 percent respectively, for the third quarter of 2003, as compared to the same quarter of 2002. On a year to date basis, sales to Asia Pacific and Europe grew 28.6 and 19.7 percent respectively, compared to the same period in 2002. Sales in the North American market grew 20.1 and 12.5 percent on a quarterly and year to date basis respectively, as compared to the same periods in 2002.

Graphic Arts product line sales were $12.4 million for the third quarter of 2003, compared to $10.1 million for the third quarter of 2002, an increase of $2.3 million or 22.8 percent. On a year to date basis in 2003, sales in the Graphic Arts product lines were $35.9 million, compared to $28.8 million for the same period of 2002, an increase of $7.1 million or 24.7 percent. Sales increases were noted in both of Graphic Art’s primary components, printing and imaging, on both a quarterly and year to date basis. Printing sales increased 17.0 and 18.5 percent, respectively, for the third quarter and year to date 2003, as compared to the same time periods in 2002. Imaging sales were up 26.4 and 31.0 percent on a quarterly and annual basis in 2003, as compared to 2002. In 2003, the Company has made two acquisitions in the Graphic Arts product lines, the CC Dot product line of Centurfax Ltd. and Monaco Systems, Inc. (see Acquisitions below). On a combined basis the sales of these products have accounted for $2.0 and $2.5 million of sales for the third quarter and year to date respectively, of 2003.

The Color and Appearance markets remained strong during the third quarter of 2003. Sales for the quarter were $10.1 million compared to $7.9 million for the same quarter of 2002, an increase $2.2 million or 27.9 percent. Year date sales were $29.7 million in 2003, compared to $26.0 million for the same period in 2002, an increase of $3.7 million or 14.0 percent. The 2003 acquisition of the ColoRx ® product line accounted for $0.6 and $1.1 million of the third quarter and year to date sales respectively. The Color and Appearance products are marketed primarily to the industrial coatings and home improvement markets. Both markets have posted sales gains on a quarterly and year to date basis in 2003. Industrial coatings sales have increased 23.3 and 14.4 percent on a quarter and year to date basis respectively, in 2003, as compared to 2002. Sales in the home improvements markets have increased 34.8 and 13.3 percent for the third quarter and year to date respectively, in 2003, as compared to the same periods in 2002.

Biodiagnostic sales were $1.7 million for the third quarter of 2003 compared to $1.6 million for the same quarter in 2002, an increase of $0.1 million or 6.3 percent. Year to date 2003 sales for Biodiagnostic products were $5.4 million, compared to $4.8 million for the same period in 2002, an increase of $0.6 million or 12.5 percent. The Bio Diagnostic line provides products and services to several medical fields with a primary focus on dental care.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Sales: — continued

Labsphere recorded sales of $2.7 million for the third quarter of 2003, compared to third quarter 2002 sales of $2.6 million, an increase of $0.1 million or 3.8 percent. Year to date sales for 2003, were $7.7 million as compared to $8.0 million for the same period in 2002, a decrease of $0.3 million or 3.8 percent. This decrease was driven primarily by continued weak demand for the Company’s principal products, light measurement equipment.

Sales from the Coherix and Optronik business units were nominal for both the third quarter and year to date respectively, in 2003. Management is currently evaluating its strategic alternatives with respect to the future of these units.

Cost of Sales and Gross Profit:

Gross profit as a percentage of sales was 62.5 and 63.1 percent for the third quarter and year to date 2003, respectively. Comparable period gross profit percentages for 2002, were 62.8 and 61.8 percent respectively. The year to date gross profit percentages have benefited from higher overhead absorption rates due to increased sales volumes and a weaker dollar in Europe.

Operating Expenses:

Selling and marketing expenses were $8.1 million in the third quarter of 2003, as compared to $6.9 million for the same quarter of 2002, an increase of $1.2 million, or 17.4 percent. Year to date, selling and marketing expenses were $22.5 million for 2003, compared to $19.7 million for 2002 an increase of $2.8 million, or 14.2 percent. The increases were due to expansion of the sales force for the Biodiagnostic product line and in the Asia Pacific region, additional costs from the acquisition of Monaco Systems, increased commission costs, higher wage and benefit costs and the effects of a weaker dollar in Europe.

General and administrative expenses were flat at $3.9 million on a quarter over quarter basis. On a year to date basis, general and administrative expenses were $11.8 million for 2003, compared to $11.2 million in 2002, an increase of $0.6 million, or 5.4 percent. The increases are attributable to wage and benefit costs and additional costs related to the Monaco Systems acquisition. These increases were partially offset by a release payment of $1.0 million received in the first quarter of 2003 in connection with the renegotiation of a customer supply agreement.

Research, development and engineering (RD&E) costs for the third quarter of 2003 were $4.1 million compared to $2.9 million for the third quarter of 2002, an increase of $1.2 million, or 41.4 percent. Year to date expenses for 2003, were $10.6 million as compared to $9.3 million for the same period in 2002, an increase of $1.3 million, or 13.9 percent. The increases are attributable to additional staffing with the Monaco acquisition and increased contract engineering costs to support on going development projects.

In addition to the RD&E costs reported as operating expenses, additional capitalized costs were incurred to develop new software products. Software development costs capitalized totaled $1.5 and $1.2 million for the first nine months of 2003 and 2002 respectively.

Other Income (Expense):

Other income (expense) consists of investment income, gains and losses from foreign exchange and interest expense representing the dividends paid under the Founders Shares Redemption program (see Note 11 to the unaudited condensed consolidated financial statements). The Company’s investment portfolio consists of short term tax exempt bonds, mutual funds and corporate securities.

For the first nine months of 2003, the Company recorded other income of $0.1 million, compared to a loss of $0.1 million for the same period of 2002. The year over year increase is attributable to currency exchange gains generated by the foreign sales offices in response to a weakening U.S. dollar.

Write Down of Other Investments:

Included in other investments in 2003 and 2002, is $3.3 and $3.2 million respectively, related to investments made by the Company’s strategic venture capital group, XR Ventures, LLC. (“XRV”) Since the Company does not exercise significant influence over the operating and financial policies of each investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized.

In the second quarter of 2003, XRV provided a working capital advance of $0.1 million to a company in which it had previously invested and subsequently expensed that investment. This funding was intended to provide the investee operating cash for a period of time while it sought new sources of investment capital. The investee has not been successful in securing new capital and upon further analysis, this investment was deemed to be impaired and the appropriate charge taken.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Write Down of Other Investments: — continued

During the first quarter of 2003, the Company established a reserve of $0.3 million for a non trade bad debt which was offset in part by a recovery of $0.2 million on an XRV investment.

During the second quarter of 2002, the Company performed a comprehensive assessment of the continuing value of each XRV. Based on the continued erosion of the venture capital markets and the declines in the economy during the quarter, the Company concluded that the value of certain of these investments had been permanently impaired. Therefore, it recorded a charge of $6.6 million to write the investments down in that quarter and determined that any related tax benefit on the write downs may not be realizable at this time.

At September 27, 2003, the Company had four venture capital investments for which impairment charges have not been recorded. These companies are focused in the medical diagnostic device, computer software, chemical compound and data communications industries. Management is in the process of evaluating the value of XRV investments and expects to complete this assessment in the fourth quarter. Management has elected to not fund any new investments beyond its current portfolio while it reviews its strategic alternatives with regard to the future of the venture capital program.

Income Taxes:

The Company recorded a tax provision of $0.1 and $1.4 million for the third quarter and year to date respectively, in 2003, against pre tax income of $0.4 and $4.6 million. The effective tax rate was 28.0 and 29.5 percent for the quarter and year to date respectively, compared to the U.S. statutory rate of 35 percent. The rate benefited from tax reductions received as a result of the Company’s foreign sales operations.

In 2002, the Company recorded a tax provision of $0.1 and $0.4 million for the quarter and year to date respectively, against pre tax income of $0.3 million for the quarter and a pretax loss of $5.1 million on a year to date basis. The provision for income taxes was negatively impacted by the potentially non deductible capital losses related to the write down of investments by “XRV”. Exclusive of these write downs the Company would have had approximately a 28 percent tax rate in 2002.

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

Net Income:

The Company recorded net income of $0.3 and $3.3 million for the third quarter and year to date respectively, in 2003. For the comparable periods in 2002, the Company recorded net income (loss) of $0.3 and ($13.1) million respectively. On a per share basis, the 2003 fully diluted net income per share was $.01 and $.16 for the third quarter and year to date respectively. In 2002, net income (loss) per share was $.01 and ($.65) for the third quarter and year to date respectively, in those periods.

The average number of common shares outstanding was up slightly in 2003 due primarily to the common shares issued in connection with the acquisition of Monaco Systems Inc. The average number of common stock equivalents was also slightly higher in 2003. Common stock equivalent calculations were not presented on a year to date basis for 2002, due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Net cash flow provided by operations for the first nine months of 2003 was $9.2 million, compared to $9.0 million for the comparable period in 2002, a decrease of $0.2 million or 2.3 percent. Net income year to date was the principal source of cash from operations in 2003. Federal income taxes recoverable were the largest source of funds in 2002. In 2003, the most significant non cash charge was for depreciation and amortization expenses of $4.2 million compared to the 2002 charge of $4.1 million. In 2002, the most significant non cash expenses were $7.6 million for goodwill impairments in connection with the adoption of SFAS No. 142, and $6.6 million for write-downs of XR Ventures, LLC investments.

At September 27, 2003 the Company had cash and cash equivalents of $7.7 million, compared to $10.1 million at December 28, 2002. Net cash used for investing activities during the first nine months of 2003 was $10.9 million. Included in the this amount were expenditures of $9.0 million net of cash for three acquisitions and $4.3 million of life insurance premiums in connection with the founders stock redemption program. Funding for these activities was generated in part through the disposition of $7.2 million in short term investments. During the first nine months of 2002, the Company disposed of $11.8 million of short term investments to fund the repurchase of shares of outstanding common stock under the Company’s founders stock redemption program.

In addition, in 2002 the Company paid $4.3 million of life insurance premiums in connection with the founders share redemption program, and funded $1.3 million of investments made by XRV the Company’s strategic venture investment group.

During 1998, the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares, or 21.3 percent, of the Company’s outstanding stock at December 29, 2001. The stock redemptions will occur following the later of the death of each founder and his spouse. The cost of the redemption agreements will be funded by proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The price the Company will pay the founders estates for these shares reflects a 10 percent discount from the market price based on the average closing price for the prior ninety trading days, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million).

The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments. At September 27, 2003 there were 3.42 million founder’s shares remaining under the agreement, or 16.7 percent of the Company’s outstanding stock.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders Shares Redemption program to a long term liability. Because the underlying shares in the program are the Company’s stock, they will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

The remaining shares subject to the agreements have been classified on the balance sheet as a long term liability. The amount of $34.2 million liability was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding September 27, 2003 and December 28, 2002, respectively, was less than $10. Dividend payments of $0.09 million paid on program shares during the third quarter of 2003, have been classified as interest expense and included as a component of other income (expense).

Capital expenditures in the first nine months of 2003, totaled $2.3 million and consisted mainly of machinery, equipment and computer hardware and software. The Company currently anticipates capital expenditures for the remainder of 2003 will be approximately $2.0 million and will consist principally of machinery, equipment, and computer hardware and software.

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Dividends of $1.5 million were paid during the first three quarters of 2003, which is equal to an annual rate of $.10 cents per share. The Board of Directors intends to continue paying dividends at this rate for the foreseeable future. Management expects that X-Rite’s current liquidity, combined with cash flow from future operations and the Company’s $20 million revolving credit agreement, will be sufficient to finance the Company’s operations, life insurance premiums, capital expenditures common stock repurchases and dividends for the next year and foreseeable future. In the event more funds are required, additional short or long-term borrowing arrangements are the most likely alternatives for meeting liquidity and capital resource needs.

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

On July 1,2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets for $10.6 million. The Company’s expects that this acquisition will enhance its position and product offerings in the color management software markets. The purchase price included a cash payment of $6.5 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock. These payouts are contingent upon the seller’s continued employment with the Company to certain future dates. The final purchase price will be adjusted by a net worth calculation which has been preliminarily determined to be $0.4 million. Total acquisition related costs of $0.4 million were incurred as a result of this transaction and have been included in the determination of purchase price. These costs were for investment banking, accounting, and legal services. The cash portion of the transaction was funded from the Company’s operating funds and short term investments. Tangible and intangible assets acquired in the purchase include the entire Monaco line of color management products, all operating assets, trademarks and trade names, technology and patents, covenants not to compete, customer relationship intangibles and goodwill.

For the year ended December 31, 2002, Monaco Systems recorded sales and operating income of $4.3 and $0.6 million respectively. Total assets at December 31, 2002 were $1.1 million.

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

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors. There has been no material changes in estimates or policies during the nine months ended September 27, 2003.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks including foreign currency exchange fluctuations and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

During the first nine months of 2003, there were no material changes in foreign exchange risk or the founders stock redemption program.

Item 4 Evaluation of Disclosure Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a -15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly report is being prepared.

(b)

Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings-- None

Item 2 Changes in Securities and Use of Proceeds--None

Item 3 Defaults Upon Senior Securities--None

Item 4 Submission of Matters to a vote of Security Holders--None

Item 5 Other Information-- None

Item 6 Exhibits and Reports on Form 8-K

During the three months ended September 27, 2003, two reports on Form 8-K, and one amendment to a report on Form 8-K, were furnished or filed. On July 2, 2003, a Form 8-K was filed to disclose the acquisition by the registrant of substantially all the assets of Monaco Systems Business Trust, and Amendment No. 1 dated September 15, 2003 was filed with respect to certain financial statements and exhibits omitted from such Form 8-K. In addition on October 16, 2003, a Form 8-K was filed to disclose the Company’s financial results for the third quarter ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED
Date: November 10, 2003	/s/ Michael C. Ferrara

Michael C. Ferrara Chief Executive Officer and President

Date: November 10, 2003	/s/ Mary E. Chowning

Mary E. Chowning Vice President and Chief Financial Officer

PART II Item 6

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

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

10(c)	Confidential Severance Agreement and Release entered into between the registrant and Duane F. Kluting, effective as of July 24, 2003.
10(d)	Employment Agreement entered into and between the registrant and Michael C. Ferrara, effective as of September 30, 2003

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Notice of press release dated July 2, 2003 announcing the acquisition by the registrant of substantially all of the assets of Monaco Systems Business Trust (formerly known as Monaco Systems Inc.), and the asset purchase agreement between Monaco Systems Business Trust, George Adam, the registrant and the registrant’s subsidiary company Monaco Acquisition Company dated July 1, 2003 (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX continued

99.2

Notice of press release dated October 16, 2003 announcing the results for the third fiscal quarter of 2003 of X-Rite, Incorporated (filed as exhibit to Form 8-K (Commission File No. 0-14800) and incorporated herein by reference).

99.3

Amendment No. 1 dated September 15, 2003, filed with respect to certain financial statements and exhibits omitted from the Current Report on Form 8-K, Notice of press release dated July 2, 2003 announcing the acquisition by the registrant of substantially all of the assets of Monaco Systems Business Trust (formerly known as Monaco Systems Inc.), and the asset purchase agreement between Monaco Systems Business Trust, George Adam, the registrant and the registrant’s subsidiary company Monaco Acquisition Company dated July 1, 2003 (filed as exhibit to Form 8-K/A (Commission File No. 0-14800) and incorporated herein by reference).

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

    (4)   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: November 10, 2003

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

    (4)   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: November 10, 2003

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

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Michael C. Ferrara, Chief Executive Officer and President of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarter ending September 27, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarter ending September 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

X-Rite, Incorporated
Date: November 10, 2003	By:	/s/ Michael C. Ferrara

Michael C. Ferrara
	Its:	Chief Executive Officer and President

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

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Mary E. Chowning, Chief Financial Officer of X-Rite, Incorporated, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)  The quarterly report on Form 10-Q for the quarterly period ending September 27, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)  The information contained in this quarterly report on Form 10-Q for the quarterly period ending September 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of X-Rite, Incorporated.

X-Rite, Incorporated
Date: November 10, 2003	By:	/s/ Mary E. Chowning

Mary E. Chowning
	Its:	Vice President and Chief Financial Officer

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

CONFIDENTIAL SEVERANCE AGREEMENT AND RELEASE

        This is a Confidential Severance Agreement and Release between X-RITE, INCORPORATED, a Michigan corporation, including its related and affiliated entities (hereinafter collectively referred to as “X-Rite” or “Company”), and DUANE F. KLUTING (hereinafter referred to as “Mr. Kluting”).

W I T N E S S E T H:

        WHEREAS, Mr. Kluting has been employed by X-Rite since January 27, 1992; and, at the time of his resignation, held the position of Chief Financial Officer and Corporate Secretary; and

        WHEREAS, X-Rite desires to provide Mr. Kluting with certain severance benefits; and

        WHEREAS, X-Rite and Mr. Kluting wish to fully and finally resolve any and all matters, issues and disputes that may exist between them, whether known or unknown;

      NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

    1.        Resignations. Effective July 24, 2003 (hereinafter “Separation Date”), Mr. Kluting resigns all director, officer and employee positions with X-Rite. Except as expressly set forth in this Agreement, Mr. Kluting shall have no duties or authority to speak or act for X-Rite after the Separation Date. X-Rite’s employment records will reflect that Mr. Kluting resigned. Except as expressly set forth in this Agreement, all forms and types of Mr. Kluting’s compensation, bonuses, stock options, insurance benefits, other benefits and perquisites also terminate on the Separation Date. However, X-Rite will continue to pay Mr. Kluting his base salary and continue his coverage under the X-Rite health and dental insurance plans through July 31, 2003, regardless of whether Mr. Kluting signs this Agreement.

    2.        Duty to Cooperate. Mr. Kluting agrees to promptly communicate to a person or persons designated by X-Rite all information pertaining to Mr. Kluting’s pending projects, and to disclose any and all business-related opportunities Mr. Kluting has identified. During the period of severance pursuant to Paragraph 5.a below, Mr. Kluting also agrees to make himself reasonably available to X-Rite to provide information, transition assistance, testimony or other reasonable services and assistance that pertain in any way to work he performed or to Company information that he obtained while employed by X-Rite, including, but not limited to, intellectual property matters, prosecution and defense of legal/litigation proceedings, potential or pending acquisitions or divestitures, potential or pending litigation (including but not limited to the Veridian litigation), signing and filing of financial disclosure certifications, signing and filing corporate securities filings, and customer/supplier disputes. X-Rite will compensate Mr. Kluting for any reasonable and necessary expenses he incurs while performing these services.

    3.        Return of Company Property. Mr. Kluting agrees that he will immediately return, or has already returned, any and all X-Rite property, equipment, intellectual property, confidential and proprietary information and records, and other X-Rite property and records that were in his possession or control. Such items include, but are not limited to, any and all customer lists, keys, financial information, computers, computer files, PDAs, cellular telephone, business notes, business plans, credit cards, memoranda, specifications and other equipment, records or documents that Mr. Kluting may have in his possession or control. As set forth in more detail below, Mr. Kluting will be entitled to retain possession of the X-Rite leased automobile through the term of the lease.

    4.        Reimbursements. Provided Mr. Kluting promptly provides X-Rite with a complete expense report, including receipts and other documentation suitable to X-Rite, X-Rite will promptly pay Mr. Kluting for any normal and reasonable business-related expenses that he incurred on or before the Separation Date.

    5.        Severance Benefits. Provided Mr. Kluting signs this Agreement and the attached ADEA Waiver, does not timely revoke them as set forth below, and continues to comply with the terms and conditions of this Agreement, X-Rite will provide Mr. Kluting with the following severance benefits:

               a.        Severance Pay. For a period of sixty-five (65) weeks following July 31, 2003, X-Rite will pay Mr. Kluting severance pay as follows. Mr. Kluting will be paid his base weekly salary in the gross amount of $4,038.46 each, less applicable withholding. Such payments will be paid on X-Rite’s regular weekly pay dates and will be attributable to the 65 week period from Friday, August 1, 2003, through Thursday, October 28, 2004. In the event of Mr. Kluting’s death prior to the expiration of the 65-week period of severance, severance pay shall terminate; and, the installment payments shall cease.

               b.        Health and Dental Insurance. Pursuant to COBRA, Mr. Kluting has an opportunity to elect to continue his health and dental insurance coverage through X-Rite’s group plans. Provided Mr. Kluting makes a timely COBRA election on behalf of himself and eligible dependents, the Company agrees to pay the cost of the COBRA premiums for coverage through the end of the month in which severance pay terminates. Thereafter, Mr. Kluting will be responsible for timely paying the entire COBRA premium payments for any additional period of time that he or his eligible dependents are eligible to continue such COBRA coverage.

               c.        Officers Incentive Bonus. Mr. Kluting will be eligible for a full incentive bonus for calendar year 2003. Mr. Kluting agrees that he shall not be entitled to consideration for or payment of any other bonus. Mr. Kluting will not be eligible to direct any portion of any bonus paid pursuant to this provision to X-Rite’s Amended and Restated Cash Bonus Conversion Plan (“CBCP”).

               d.        CBCP. During the period of severance pursuant to Paragraph 5.a., Mr. Kluting’s unvested shares under the CBCP shall continue to vest as provided in the CBCP. Notwithstanding anything to the contrary, all of Mr. Kluting’s unvested shares under the CBCP will vest on the earlier of the end of the period of severance pursuant to Paragraph 5.a or the date of Mr. Kluting’s death. X-Rite will take any and all required action to allow such shares under the CBCP to vest as provided above.

               e.        Stock Options. Notwithstanding anything to the contrary, all of Mr. Kluting’s previously awarded stock options shall immediately vest. X-Rite will take any and all required action to allow such stock options to immediately vest. Such stock options shall remain exercisable to the extent provided for in the stock option agreements to which they relate.

               f.        Lump Sum Payment in Lieu of Executive Outplacement. In lieu of providing Mr. Kluting with executive outplacement services, X-Rite will pay Mr. Kluting the gross lump sum of $31,500, less applicable withholding. X-Rite will pay Mr. Kluting this lump sum payment along with the payment of its first installment of severance pay as set forth in Paragraph 5.a above.

               g.        Company Leased Car. Mr. Kluting shall be entitled to retain possession of his X-Rite leased automobile until the expiration of the lease term, or the date severance pay under this Agreement terminates, whichever is earlier. Mr. Kluting’s use of the automobile is subject to the terms and conditions of X-Rite’s executive automobile program. X-Rite shall pay the lease payments on such automobile in accordance with X-Rite’s policies. Mr. Kluting agrees to cooperate with X-Rite to surrender the leased automobile at a time and location convenient to both parties so that the automobile is timely returned pursuant to this provision.

               h.        Unemployment Benefits. Mr. Kluting is eligible to apply for unemployment benefits following the Separation Date. X-Rite will not contest Mr. Kluting’s application for unemployment benefits. Mr. Kluting, however, acknowledges and agrees that the severance benefits that he will receive pursuant to this Agreement may affect his eligibility for and/or the amount of unemployment benefits he would otherwise be eligible to receive.

               i.        Reference Letter. X-Rite will provide Mr. Kluting with a letter stating Mr. Kluting’s dates of his employment, the title he held at the time of retirement and the fact that he resigned, as well as any mutually agreeable statements upon Mr. Kluting’s written request.

               j.        Unused Paid Time Off. Along with the first installment of severance pay as set forth in Paragraph 5.a above, X-Rite will pay Mr. Kluting for five (5) weeks of accrued and unused paid time off, less applicable withholding. Mr. Kluting agrees that with this payment, any claims he has for payment for accrued but unused paid time off are fully satisfied.

    6.        Release of Claims. Except for any claims Mr. Kluting may have under the Age Discrimination in Employment Act, as amended (ADEA), and except as prohibited by law, Mr. Kluting releases X-Rite, its related and affiliated companies, and their former and current owners, directors, officers, employees, agents, insurers and representatives from any and all claims, liability, and damages of any kind or nature that he may have against them, whether known or unknown, and whether arising under local, state or federal common, equitable, statutory or administrative law or other law. As to any claims Mr. Kluting may have under the ADEA, for any release to be effective, Mr. Kluting must sign the attached ADEA Waiver.

    Mr. Kluting will have up to twenty-one (21) days from the date he receives the final version of this Agreement and the attached ADEA Waiver in which to consider and sign them. If Mr. Kluting fails to sign this Agreement and the attached ADEA Waiver before the 21-day period expires, the offer of severance pursuant to this Agreement shall automatically and immediately expire. Mr. Kluting acknowledges that he has been advised by X-Rite to consult with legal counsel prior to signing this Agreement and the attached ADEA Waiver. Mr. Kluting shall have seven (7) days after he signs this Agreement and the attached ADEA Waiver in which to revoke them. This Agreement and the attached ADEA Waiver will not become enforceable unless and until the seven-day revocation period expires without Mr. Kluting making a proper revocation. If Mr. Kluting fails to sign or timely revokes this Agreement and/or the attached ADEA Waiver, this Agreement and the Attached ADEA Waiver shall be null and void.

    7.        Confidential and Proprietary Information. Mr. Kluting shall forever hold in strictest confidence and shall not use or disclose any confidential information, technique, process, development, or experimental work, trade secret, customer lists, or other secret and confidential matter relating to the products, services, sales, employees, or business of X-Rite. In addition, Mr. Kluting agrees that he will not use such information for his benefit or the benefit of any third party. Mr. Kluting also agrees that X-Rite owns and retains all rights to any intellectual property that Mr. Kluting may have developed by himself or with others while employed by X-Rite, and which pertains to X-Rite’s historical, current or prospective businesses. Mr. Kluting hereby assigns all rights and interests that he may have in such intellectual property to X-Rite, and agrees to cooperate with X-Rite with respect to, and to sign documents necessary to, perfect any of X-Rite’s intellectual property rights or protections such as domestic or foreign copyrights or patents. In addition, Mr. Kluting remains bound by the terms of the X-Rite Confidential and Proprietary Information Agreement that he signed on August 17, 1999, the terms of which are incorporated by reference into this Agreement.

    8.        Covenant Not to Compete. Mr. Kluting agrees that for a period of two (2) years following the Separation Date, he will not, without the prior written approval of X-Rite: (i) participate directly or indirectly, in the ownership, management, financing or control of any business which is, or is about to become, a competitor of X-Rite; (ii) provide consulting services or serve as an officer or director for any such business; or (iii) solicit, encourage or facilitate employees of X-Rite to terminate their employment with X-Rite. Mr. Kluting is not prohibited by this Paragraph, however, from owning stock of any corporation whose shares are publicly traded so long as that ownership is in no case more than five percent (5%) of such shares of the corporation.

    9.        Executive Liability Insurance Coverage and Indemnification. With respect to Mr. Kluting’s authorized work-related activities and duties while employed as an officer of X-Rite, with respect to his duties as a director of X-Rite, and with respect to the services Mr. Kluting provides to X-Rite pursuant to this Agreement, nothing in this Agreement shall deprive Mr. Kluting of the benefits of X-Rite’s existing executive liability insurance coverage, subject to the terms and conditions of such coverage, nor of any right to indemnification under either X-Rite’s Articles of Incorporation or Bylaws or the Indemnity Agreement previously executed between X-Rite and Mr. Kluting, subject to the limitations set forth therein.

    10.        Non-Disparagement and Non-Interference. Mr. Kluting agrees that he will not disparage, criticize, condemn, or impugn X-Rite, its products or any of the other persons identified in Paragraph 6 above. Mr. Kluting also agrees that he will not directly or indirectly interfere with, adversely affect, or attempt to interfere with or adversely affect, X-Rite’s business relationships, reputation, contracts, pricing or other relationships that X-Rite has with its former, current or prospective customers, suppliers, clients, employees, businesses, financial institutions, shareholders or others persons or entities with whom X-Rite interacts or relates.

    11.        Indemnification. Mr. Kluting agrees to indemnify X-Rite, and any of the other persons identified in this Agreement, for any costs, expenses and damages resulting from his breach of this Agreement. Such costs, expenses and damages include, but are not limited to, actual attorneys fees.

    12.        Complete Agreement. Except as expressly set forth in this Agreement, this Agreement is the complete and only surviving and continuing agreement between the parties. Except as expressly stated otherwise in this Agreement, this Agreement supersedes all prior employment agreements, change of control agreements, and other written or oral agreements or understandings between the parties.

    13.        Modification. No modification of or supplement to this Agreement will be enforceable, unless it is in writing, signed by Mr. Kluting and the Chief Executive Officer of X-Rite.

    14.        Voluntary and Knowing Consent. Mr. Kluting attests that he signed this Agreement voluntarily, that he understands its content, meaning and effect, and that he had the opportunity to consult advisors of his choice prior to signing this Agreement.

    15.        Non-Admission of Liability. By entering into this Agreement, X-Rite does not admit that it acted wrongfully or violated any federal, state, or local criminal or civil laws.

    16.        Severability. If any term, clause, or provision of this Agreement is deemed unlawful, void, or otherwise unenforceable or invalid by a competent tribunal (including an arbitrator), the tribunal may modify this Agreement to the extent necessary to make it enforceable to the maximum extent permitted by law. If a term, clause or provision is not enforceable to any degree, then only that term, clause, or provision shall be deemed ineffective and thereby severed from the remainder of this Agreement. The remaining terms, clauses, and provisions of this Agreement shall remain in full effect, to the maximum extent permitted by law.

    17.        Binding Effect. This Agreement shall be binding upon the parties, their spouses, family, heirs, administrators, successors, and assigns.

    18.        Governing Law and Stipulated Venue. This Agreement shall be construed according to the laws of the state of Michigan, without regard to its conflicts of laws principles. The parties agree that the only courts of competent jurisdiction are those state or federal courts situated in and having jurisdiction over claims in Kent County, Michigan.

    19.        Arbitration of Disputes. Any disputes between the parties that arise from or pertain to this Agreement and the attached ADEA Waiver shall be resolved exclusively by arbitration in accordance with the rules for commercial arbitration promulgated by the American Arbitration Association. The arbitration shall be conducted in Grand Rapids, Michigan. Any award shall be final and binding upon the parties; and, judgment may be entered in accordance with the arbitrator’s decision in a court of competent jurisdiction. The cost and fees of the arbitrator shall be shared equally by the parties. Each party shall be responsible for his or its own attorney fees and costs associated with arbitration.

    20.        Miscellaneous. Mr. Kluting agrees that he has carefully read this Agreement, understands its contents, and has been given the opportunity to discuss its terms with an attorney of his choice. This Agreement may be executed in one or more counterparts and in multiple copies, each having the same effect as the original.

X-RITE, INCORPORATED

Date:	By:
Michael C. Ferrara Its: Chief Executive Officer and President

Date:
Duane F. Kluting

ADEA WAIVER

        In conjunction with the consideration provided in my Confidential Severance Agreement and Release, and except as prohibited by law, I agree, knowingly and voluntarily, to waive any and all claims, liability and damages that I might have under the Age Discrimination in Employment Act of 1967, as amended, against X-Rite, Incorporated and its related and affiliated companies, and their former and current owners, directors, officers, employees, agents, insurers, and representatives, and which occurred on or before the date of this ADEA Waiver. I understand that this Waiver does not prevent me from later challenging the knowing and voluntary nature of this ADEA Waiver, nor does this Waiver attempt to waive any rights that under applicable law cannot be waived. I acknowledge that I have been advised to consult with an attorney prior to signing this ADEA Waiver and have been provided twenty-one (21) days from the date I received the final version of this Agreement to consider the ADEA Waiver. I further understand that I have seven (7) days after I sign this ADEA Waiver in which to revoke the ADEA Waiver. Lastly, I acknowledge that the consideration provided to me pursuant to the foregoing Confidential Severance Agreement and Release was in excess of any amounts that I was otherwise entitled to receive as a result of my separation from employment with X-Rite.

Date:
Duane F. Kluting

EMPLOYMENT AGREEMENT

        This is an agreement dated September 30, 2003 (“Agreement”), between X-RITE, INCORPORATED, 3100 44th Street, S.W., Grandville, Michigan 49418 (“X-Rite”), and MICHAEL C. FERRARA, 28 Campau Circle, N.W., Unit #2803, Grand Rapids, Michigan 49503 (“Executive”).

        IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED HEREIN, THE PARTIES AGREE:

1.	Employment. X-Rite hereby employs Executive, and Executive hereby accepts employment, on the terms and subject to the conditions set forth herein.

2.

Term of Agreement. The initial term of this Agreement shall commence September 30, 2003, and extend through December 31, 2007. After expiration of this initial term, Executive’s employment may be annually renewed under the terms of Section 6 of this Agreement, unless and until terminated pursuant to Section 7 of this Agreement.

3.

Compensation. During Executive’s employment under this Agreement, Executive shall be paid an annual salary, annual bonuses, and other fringe benefits, as determined from time to time by the Board of Directors of X-Rite or a committee thereof, subject to the following:

a.

Salary. Effective July 22, 2003, and for the remainder of fiscal year 2003, Executive’s salary hereunder shall be Three Hundred Sixty-Five Thousand and No/100 Dollars ($365,000.00) on an annualized basis. Salary shall be paid periodically in accordance with X-Rite’s normal payroll practices. Salary increases shall be considered periodically in accordance with X-Rite’s normal salary review practices with respect to executive officers (which currently involves use of the Radford Index).

b.

Bonus. Executive will be entitled to participate in any bonus plan or other incentive compensation program now or hereafter applicable to X-Rite’s executives; provided, however, that Executive shall participate in X-Rite’s executive bonus plan for fiscal year 2003 at a mutually agreeable percentage of base pay equal to 72% if X-Rite achieves “Average” performance as defined in the executive bonus plan.

c.

Insurance and Other Fringe Benefits. Executive shall be offered such insurance and other fringe benefits including, but not limited to, medical, dental, long term disability, group life insurance, and accidental death and dismemberment insurance, employee stock purchase plan, and 401(k) retirement plan pursuant to X-Rite’s plans and policies in effect from time to time for its executives.

d.	Vacation. Executive will be entitled to four (4) weeks vacation and will remain at that level until his X-Rite service entitles him to additional vacation under X-Rite’s normal vacation policy.

e.	Leased Car Program. During Executive’s employment under this Agreement, Executive will be provided an automobile consistent with X-Rite’s executive automobile program.

f.

Stock Options. Executive will be entitled to participate in any stock option incentive program now or hereafter applicable to X-Rite’s executives. This currently includes the X-Rite Amended and Restated Employee Stock Option Plan. If annual stock options are awarded to executives of X-Rite, Executive shall be awarded stock options at a level appropriate for a president and chief executive officer. The Amended and Restated Employee Stock Option Plan is attached hereto as Exhibit A.

g.

Cash Bonus Conversion Plan. Executive will be entitled to participate in any cash bonus conversion plan now or hereafter applicable to X-Rite’s executives. This currently includes the X-Rite Amended and Restated Cash Bonus Conversion Plan (“CBCP”). The CBCP is attached hereto as Exhibit B.

h.

Restricted Stock. Executive will be entitled to an award of ten thousand (10,000) shares on December 31, 2003, and annually on each anniversary of such date under the X-Rite Second Restricted Stock Plan. All restricted shares awarded under the Second Restricted Stock Plan during the first three (3) years of the initial term of this Agreement shall vest on December 31, 2006, provided, Executive remains in the employ of X-Rite on such date, and all restricted shares awarded during the final year of the initial term or during any of the three (3) one (1) year renewal terms of this Agreement shall vest on the one (1) year anniversary of the grant of such restricted shares; provided, Executive remains in the employ of X-Rite on the relevant vesting date. All such restricted shares granted hereunder will be subject to all terms and conditions of the X-Rite Second Restricted Stock Plan. The Second Restricted Stock Plan is attached hereto as Exhibit C.

Notwithstanding anything to the contrary contained in this Section 3, all X-Rite practices, policies, and exhibits referenced are subject to change or amendment in accordance with the Company’s historic practice or as provided therein.

4.

Duties. Executive shall be employed as President and Chief Executive Officer of X-Rite, such that, to the extent not inconsistent with the Bylaws of X-Rite, Executive’s role shall be to oversee all corporate functions and direct X-Rite toward attainment of its financial and other objectives, including enhancement of shareholder value. Executive’s role includes, not by way of limitation, formulating overall operational strategies and plans for X-Rite; overseeing identification and pursuit of strategic business opportunities, mergers, acquisitions, joint ventures, and divestitures; overseeing X-Rite’s disclosure processes; and representing X-Rite with its various constituencies. Executive’s position reports directly to the Board of Directors of X-Rite. During the period of his employment by X-Rite, Executive shall devote substantially his entire business time and energy to the business and affairs of X-Rite and will use his best efforts to perform his duties as an executive of X-Rite. Executive shall obtain prior approval before accepting a seat, or serving, on the board of directors or advisory board of any other entity or organization, whether for profit or nonprofit.

5.

Loyalty. Executive agrees that during his employment he will not, without the prior approval of the Board of Directors of X-Rite, either for himself or on behalf of any other person, firm or corporation, directly or indirectly divert or attempt to divert from X-Rite any business opportunity or business whatsoever, or attempt to negatively influence any X-Rite customers or potential X-Rite customers with whom Executive may have dealings.

6.

Renewal. At the end of the initial term provided in Section 2 of this Agreement, such period of employment shall be automatically extended for up to three (3) periods of one (1) year each (commencing at the end of the previous period whether it be the initial period or one of the one-year extension periods) unless either X-Rite or Executive shall notify the other in writing no later than ninety (90) days prior to the end of the period then current (whether it is the initial period or one of the extension periods) that it or he does not choose to extend this period of employment.

7.	Termination. Notwithstanding the terms of Sections 2 and 6 of this Agreement, Executive’s employment may be terminated as follows:

a.

Death. If Executive, while in the employ of X-Rite, shall die prior to the expiration of the term of employment, this Agreement shall terminate upon Executive’s death, except as provided in Section 8(c). Such termination of this Agreement shall not, however, effect Executive’s rights under any stock option incentive programs or agreements, cash bonus conversion plans, or restricted stock plans or agreements in which Executive participates or to which Executive is a party, which all provide or will provide that all Executive’s rights under such programs or agreements shall vest upon Executive’s death while in the employ of X-Rite.

b.

Disability. For purposes of this Agreement, “Disability” means a physical or mental infirmity which impairs Executive’s ability to perform his duties under this Agreement which continues for a period of at least one hundred eighty (180) consecutive days. In the event of Executive’s Disability, this Agreement may be terminated as of the end of such one hundred eighty (180) days by X-Rite. Such termination of this Agreement shall not, however, effect Executive’s rights under any stock option incentive programs or agreements, cash bonus conversion plans, or restricted stock plans or agreements in which Executive participates or to which Executive is a party, which all provide or will provide that all Executive’s rights under such programs or agreements shall vest upon Executive’s Disability while in the employ of X-Rite. Any determination as to whether Executive is disabled shall be made by a licensed physician selected by agreement of X-Rite and Executive or, if they cannot agree upon a physician, then by a majority of a panel of three (3) licensed physicians, one selected by X-Rite, one selected by Executive, and the third selected by the first two. X-Rite agrees to implement a supplemental disability insurance policy mutually agreeable to X-Rite and Executive providing Executive with disability insurance for the entire term of this Agreement.

c.	Termination for Cause. X-Rite shall have the right to terminate Executive’s employment for “Cause.” For purposes of this agreement, “Cause” shall be limited to the Executive:

(i)

engaging in conduct involving dishonesty or fraud or being convicted of a crime involving moral turpitude; provided, however, that if Executive’s conviction of such a crime is overturned, Executive shall be entitled to the severance pay and medical and dental benefits as set forth in Section 8(e) of this Agreement (but not to continued employment);

(ii)	engaging in conduct which is intentionally materially injurious to the Company, monetarily or otherwise;

(iii)

failing to perform assigned duties consistent with Section 4 above (other than any failure resulting from an illness or other similar incapacity or disability), or to comply with policies applicable to all X-Rite executives, after a demand for performance or compliance is made in writing to Executive which specifically identifies the manner in which it is alleged that the Executive has not substantially performed or complied, and, provided, that Executive has not, in the reasonable judgment of X-Rite, cured the failure described in the notice within ninety (90) days of such notice.

d.

Termination by Executive for Good Reason. Executive shall have the right to terminate his employment with X-Rite for “Good Reason” by providing written notice of the termination to X-Rite within thirty (30) days of the occurrence of any of the following. For purposes of the Agreement, “Good Reason” shall mean the occurrence of:

(i)	without Executive’s express written consent, the assignment to Executive of duties materially inconsistent with Executive’s position, duties, responsibilities and status with X-Rite;

(ii)	a reduction by X-Rite in Executive’s monthly salary as in effect on the date of this Agreement;

(iii)

the failure by X-Rite to continue in effect any benefit or compensation plan, life insurance plan, health and accident plan, or disability plan in which Executive is participating (or plans providing Executive with substantially similar benefits), the taking of any action by X-Rite which would adversely affect Executive’s participation in or materially reduce Executive’s benefits under any of such plans, or deprive Executive of any material fringe benefit enjoyed by Executive, or the failure by X-Rite to provide Executive with the number of paid vacation days to which Executive is then entitled on the basis of years of service with X-Rite in accordance with X-Rite’s normal vacation policy in effect on the date of this Agreement; provided, however, that X-Rite may do any of the foregoing in connection with any action that affects all executives in substantially the same manner;

(iv)	the failure of X-Rite to obtain the agreement of any successor to assume and perform this Agreement as contemplated in Section 14 hereof;

(v)

the failure of the Board of Directors of X-Rite to nominate Executive to serve on the Board of Directors of X-Rite, unless prohibited by applicable law, rule, or regulation or by the shareholders of X-Rite; or

(vi)	a material breach by X-Rite of its obligations under this Agreement.

e.

Termination by Notice. X-Rite and Executive shall each have the right to terminate their employment relationship for reasons other than those provided above in this Section 7 by giving written notice to the other party specifying the date of termination. If X-Rite terminates this Agreement pursuant to this Section 7(e), X-Rite shall have the obligations set forth in Section 8(b).

8.     Severance Pay and Benefits.

a.

Severance Pay After Change In Control. Executive and X-Rite have entered into the Employment Arrangement Effective Upon a Change in Control which shall remain in full force and effect, notwithstanding the execution of this Agreement, except that such Change in Control Agreement shall hereby be amended to provide that all references to the “Employment Agreement” in Section 24 shall mean this Agreement and the reference to Section “9” after “Sections 8(e)” in such Section 24 shall hereby be deleted and replaced with “10.”

b.

Severance Pay and Benefits After Termination by X-Rite Notice, For “Good Reason,” or Retirement with Consent If Executive’s employment shall be terminated by X-Rite by written notice under Section 7(e) of this Agreement, or if Executive’s employment is terminated by Executive under Section 7(d) of this Agreement, or if Executive retires with the consent of the Board of Directors of X-Rite after the initial term of this Agreement, Executive shall be entitled to receive the severance pay amount and benefits set forth in Section 8(d), for the period specified in Section 8(e) below.

c.

Severance Pay and Benefits After Termination by Executive Notice or For Disability Cause, or Death. If Executive’s employment shall be terminated on account of disability or cause, or by the Executive, during the initial term, by written notice under Section 7(e) or, during any renewal term, with less than six (6) months advance written notice, then except for benefits under applicable disability insurance, X-Rite shall have no severance pay or other benefits obligations to Executive under this Agreement or otherwise. If Executive’s employment shall be terminated on account of death, Executive’s heirs or estate shall be entitled to receive continuing salary only (not including any bonus or benefits) as set forth in Section 8(d) for six (6) months. In addition, if after the initial term Executive’s employment shall be terminated by Executive by six (6) months advance written notice under Section 7(e), Executive shall be entitled to medical and dental benefits for eighteen (18) months, provided, however, such medical and dental benefits shall cease upon Executive accepting other employment and, provided, further, such medical and dental benefits shall be secondary to Medicare.

d.

Description of Severance Pay and Benefits. Severance pay shall be the monthly severance payments equal to Executive’s monthly salary for the last full month immediately preceding his termination, plus one-twelfth (1/12) of Executive’s cash bonus for the calendar year immediately preceding his termination, and medical and dental benefits shall be as described in Section 3(c), and other benefits shall be as set forth in Section 8(e)(i)-(iv).

e.

Severance Payment and Benefits. Severance pay shall be payable and medical and dental benefits shall be provided for the number of whole months equal to the greater of: the remaining (i) number of whole months of the initial term of this Agreement; or (ii) eighteen (18) months. Executive shall also be entitled to the following benefits:

(i)	Executive’s rights to his X-Rite stock options shall immediately vest and remain exercisable to the extent provided for in the stock option agreements to which they relate.

(ii)

During the period of severance, Executive’s shares under the CBCP shall continue to vest as provided in the CBCP. Notwithstanding anything to the contrary, all of Executive’s unvested shares in the CBCP will vest on the earlier of: (a) the end of the period of severance pay and benefits, or (b) Executive’s death.

(iii)

Executive’s shares of restricted stock shall continue to vest as provided in the restricted stock agreements to which they relate. Notwithstanding anything to the contrary, all of Executive’s unvested restricted stock will vest on the earlier of: (a) the end of the period of severance pay and benefits, or (b) Executive’s death.

(iv)

Executive shall be entitled to retain possession of his laptop computer, PDA, and cellular phone for the period of severance pay and benefits, and his X-Rite leased automobile until the end of the existing lease on such automobile. Executive’s use of such property will, however, be subject to X-Rite’s discretion and any reasonable conditions it chooses to impose. X-Rite shall pay the lease payments on such automobile and the applicable monthly fee with respect to the cellular phone in accordance with X-Rite’s then applicable policies. Executive shall agree to cooperate with X-Rite to surrender such property at a time and location convenient to both parties so that the property is timely returned.

f.

Mitigation of Severance Benefits. Executive shall not be required to mitigate the amount of any payments of severance benefits provided in this Section 8 by seeking other employment or otherwise, nor shall the amount of any payment provided in this Section 8 be reduced by any compensation earned by Executive as a result of his employment with another employer after termination, or otherwise.

9.

Confidentiality and Proprietary Information. Executive shall forever hold in strictest confidence and shall not use or disclose any confidential information, technique, process, development, or experimental work, trade secret, customer lists, or other secret and confidential matter relating to the products, services, sales, employees, or business of X-Rite. In addition, Executive agrees that he will not use such information for his benefit or the benefit of any third party. Executive also agrees that X-Rite owns and retains all rights to any intellectual property that Executive may have developed by himself or with others while employed by X-Rite, and which pertains to X-Rite’s historical, current, or prospective businesses. Executive hereby assigns all rights and interests that he may have in such intellectual property to X-Rite, and agrees to cooperate with X-Rite with respect to, and to sign documents necessary to, perfect any of X-Rite’s intellectual property rights or protections such as domestic or foreign copyrights or patents. In addition, Executive and X-Rite have entered into the X-Rite Confidential and Proprietary Information Agreement which shall remain in full force and effect, notwithstanding execution of this Agreement.

10.

Covenant Not to Compete. Executive agrees that during his employment pursuant to this Agreement and for a period of two (2) years thereafter, Executive shall not: (i) participate directly or indirectly, in the ownership, management, financing or control of any business which is, or is about to become, a competitor of X-Rite or its subsidiaries; (ii) provide consulting services or serve as an officer or director for any such business; or (iii) solicit, encourage or facilitate employees of X-Rite to terminate their employment with X-Rite in favor of any other employer. Executive is not prohibited by this Section 10, however, from owning stock of any corporation whose shares are publicly traded so long as that ownership is in no case more than five percent (5%) of such shares of the corporation.

11.

Non-Disparagement and Non-Interference. During the period while X-Rite provides any benefit to Executive pursuant to this Agreement, Executive agrees that he will not disparage, criticize, condemn, or impugn X-Rite, related and affiliated companies, their products nor its former or current owners, directors, officers, employees, agents, insurers, and representatives. Executive also agrees that he will not directly or indirectly interfere with or adversely affect, X-Rite’s business relationships, reputation, contracts, pricing or other relationships that X-Rite has with its former, current, or prospective customers, suppliers, clients, employees, businesses, financial institutions, shareholders, or others persons or entities with whom X-Rite interacts or relates.

12.

Indemnification. Each party agrees to indemnify the other party and any and all affiliates of the other party for any costs, expenses, and damages resulting from a party’s breach of this Agreement. Such costs, expenses, and damages include, but are not limited to, actual attorneys fees.

13.

Executive Liability Insurance Coverage and Indemnification. Nothing in this Agreement shall deprive Executive, both during and subsequent to the termination of his employment pursuant to this Agreement, of the benefits of X-Rite’s existing or hereafter obtained executive liability insurance coverage, subject to the terms and conditions of such coverage, nor of any right to indemnification under X-Rite’s Articles of Incorporation and Bylaws or under any indemnification agreement between X-Rite and Executive, subject to the limitations on indemnification set forth therein.

14.

Successors. X-Rite shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of X-Rite, by agreement in form and substance reasonably satisfactory to Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that X-Rite would be required to perform it if no such succession had taken place. Failure of X-Rite to obtain such agreement prior to the effectiveness of any succession shall be a breach of this Agreement and shall entitle Executive to compensation from X-Rite in the same amount and on the same terms as Executive would be entitled hereunder if Executive terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the date of termination. As used in this Agreement, “X-Rite” shall mean X-Rite and any successor to X-Rite’s business and/or assets as aforesaid which executed and delivers the agreement provided for in this Section 14 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

15.

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

16.

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

17.

Modification or Waiver. No provisions of this Agreement may be amended, modified, supplemented, waived, or discharged unless such waiver, modification, supplement, or discharge is agreed to in writing signed by Executive and such officer (other than Executive) as may be specifically designated by the Board of Directors of X-Rite. No waiver by either party to this Agreement at any time of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party, nor any compliance with any such condition or provision by the party not required to so perform, shall be deemed a waiver of similar or dissimilar provisions or conditions at that time or at any prior or subsequent time. Failure to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed waiver or relinquishment of such right or power at any other time.

18.

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

19.

Arbitration. Except for matters arising pursuant to Sections 9, 10, and 11 of this Agreement, any dispute between the parties with respect to this Agreement shall be resolved exclusively by arbitration in accordance with the rules for commercial arbitration promulgated by the American Arbitration Association. The arbitration shall be conducted in Michigan and the award shall be final and binding upon the parties and enforceable in any court of competent jurisdiction.

20.

Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

21.

Miscellaneous. No agreements or representations, oral or otherwise, express or implied, with respect to the specific subject matter hereof have been made by either party which are not set forth expressly in this Agreement. This Agreement is intended to supersede and override any other agreement between the parties with respect to the subject matter hereto, including any previous employment agreement between X-Rite and Executive and amendments thereto. Executive may, at the expense of X-Rite, obtain legal advice with respect to officer and director liability under the Sarbanes-Oxley Act (or under this Agreement), which amount shall not exceed Three Thousand and No/100 Dollars ($3,000.00).

22.

Board Position. Executive understands and agrees that as long as he remains an employee of X-Rite he shall not be entitled to any compensation for his service as a director of X-Rite. Notwithstanding anything to the contrary, upon Executive’s termination of employment with X-Rite, Executive hereby agrees to resign his position as a director of X-Rite at the request of the X-Rite Board of Directors.

        In witness whereof, X-Rite has caused this Agreement to be executed by a duly authorized corporate officer and Executive has executed this Agreement as of the date and year first above written.

X-RITE, INCORPORATED

By:
John Utley Chairman

Michael C. Ferrara

EXHIBITS

Exhibit A	Amended and Restated Employee Stock Option Plan
Exhibit B	Amended and Restated Cash Bonus Conversion Plan
Exhibit C	Second Restricted Stock Plan