Form 10-K
period 2004-01-03
X RITE INC
filed 2004-03-16
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                         Commission file number 0-14800


                              X-RITE, INCORPORATED
                  (Name of registrant as specified in charter)

               MICHIGAN                                38-1737300
       (State of Incorporation)             (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                              ----   ----

On March 1, 2004, the number of shares of the registrant's common stock, par value $.10 per share outstanding was 20,671,326.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company's fiscal year was $205,616,995 computed at the closing price on that date.

Portions of the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 51.

                                                               FORM 10-K
                                                         X-RITE, INCORPORATED
                                                  FOR THE YEAR-ENDED JANUARY 3, 2004

                                                           TABLE OF CONTENTS

PART                TOPIC                                                                                    PAGE
PART I
  Item 1            Business                                                                                  3
  Item 2            Properties                                                                                7
  Item 3            Legal Proceedings                                                                         7
  Item 4            Submission of Matters to a Vote of Security Holders                                       8
                    Executive Officers of the Registrant                                                      8

PART II
  Item 5            Market for Registrant's Common Stock and Related Security Holder Matters                  9
  Item 6            Selected Financial Data                                                                   9
  Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations    10
  Item 7A           Quantitative and Qualitative Disclosures about Market Risk                               21
  Item 8            Financial Statements and Supplementary Data                                              22
  Item 9            Changes and Disagreements with Accountants on Accounting and Financial Disclosures       44
  Item 9A           Controls and Procedures                                                                  44

PART III
  Item 10           Directors and Executive Officers of the Registrant                                       45
  Item 11           Executive Compensation                                                                   45
  Item 12           Security Ownership of Certain Beneficial Owners and Management                           45
  Item 13           Certain Relationships and Related Transactions                                           45

PART IV
  Item 14           Principal Accountants Fees and Services                                                  46
  Item 15           Exhibits, Financial Statement, Schedules, and Reports on Form 8-K                        46
                    Signatures                                                                               47
                    Exhibit Index                                                                            51


Our internet website is www.xrite.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the exchange act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission.

PART I
ITEM 1.  BUSINESS

(A)      GENERAL

X-Rite, Incorporated ("X-Rite" or the "Company") is a color systems company that develops, manufactures, markets and supports a wide range of hardware, software and services that measures, communicates and simulates color. The Company's principal products are proprietary, end-to-end solutions that utilize advanced optical and electronic sensing instruments and complimentary software. The markets served include: Graphic Arts, Retail and Industrial. For a more detailed discussion of X-Rite products and markets, please refer to Item 1. Business, (c) Narrative Description of Business.

X-Rite was organized in 1958 as a Michigan corporation and made its initial public offering of common stock in April of 1986. The Company has grown through internal expansion and acquisitions. During 2003, X-Rite invested heavily in its core color business and exited the shape mapping business.

o    PRODUCT INNOVATION
     In 2003, the Company introduced 17 new products and devoted substantial resources to research, development and engineering. The Company currently spends over 12 percent of its revenues annually on engineering, research and development.

o    INTERNATIONAL OPERATION
     With offices in eight countries, service centers across Europe, Asia and the Americas, X-Rite is well positioned to conduct business with customers around the world. In 2003, international sales represented 45 percent of total revenue. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries; X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994 the Company established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, the Company established a French subsidiary, X-Rite Mediterranee SARL, which acquired a branch of an X-Rite dealer located near Paris. In 2002, the Company opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The Peoples Republic of China. The Company coordinates activity with previously opened representative offices in Beijing, Tianjin and Quanghou to serve the Chinese markets.

o    RECENT ACQUISITIONS
     X-Rite completed three acquisitions in 2003, (see Note 10 to the Consolidated Financial Statements).

     Monaco Systems, Inc.- a company that develops and distributes color management software in the graphic arts and photo markets. Monaco's products provide the Company with color management software solutions, broadening its ability to serve new and existing customers.

     ccDot meter product line of Centurfax Ltd.- expanding its computer-to-plate product lines for the pre-press and printing industries to include the printing of flexible plastics and corrugated products.

     ColoRx (R) product line and related assets of Thermo Electron Corporation-a former supplier of color measurement equipment to a large paint manufacturer and distributor, enabling X-Rite to enter into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to its authorized dealers.

(B)      FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

The Company operates in one segment: quality control instruments and accessories. Accordingly, no separate operating segment information is presented.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

X-Rite's primary market focus is in the color management and measurement area. The Company provides end to end solutions that combine hardware, software and services to customers in three major markets.

MAJOR MARKETS

GRAPHIC ARTS
------------
The Company's Graphic Arts business represented 44.7 percent of its total net sales in 2003, and consists of two major markets: Digital Imaging and Printing.

X-Rite's serves DIGITAL IMAGING markets which consist of on-demand publishing, digital proofing, photo processing and a myriad of calibration tools for image setters, raster image processors and digital printers. The Company's product solutions work to create value at key stages of the graphic arts process by reducing waste and increasing productivity. Additionally, the Company serves the medical x-ray market's imaging needs and provides instrumentation designed for use in controlling variables in the processing of x-ray film.

The PRINTING markets that the Company serves consist of commercial printing, packaging and publishing. X-Rite's color-calibrated instruments, digital palettes and output measurement devices support color communication for the entire printing and preprinting process eliminating costly mistakes. The Company's handheld products are straightforward, self-contained solutions that keep color on-target in the pre-press process, ink lab and the pressroom. X-Rite's automated scanning systems support the need for faster and more frequent color data collection.

RETAIL
------
The Company's Retail business is conducted under the name of MatchRite, which represented 15 percent of its total net sales in 2003. X-Rite is considered a leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and it has established a strong presence in Europe and other regions of the world. X-Rite's Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment promoting sophisticated shade matching capabilities for the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base.

INDUSTRIAL
----------
The Company's Industrial business (historically referred to as color & appearance) represented 23 percent of its total net sales in 2003. X-Rite designs, develops and manufactures reliable and accurate precision instrumentation for global manufacturers fulfilling a need to measure color for formulation, quality and process control for paint, plastics and textiles. The need for accurate color reproduction offers businesses a competitive advantage, and is an important factor when products are assembled from parts made around the world. The Company's instrumentation is versatile in form and function. X-Rite industrial product solutions are designed to reduce waste, increase production uptime, improve process management and enable global color communication.

OTHER
-----
LIGHT MEASUREMENT - The Company serves various markets with its integrating spheres and system products for numerous applications including the testing of incandescent and fluorescent lamp output, testing light emitting diodes and fiber optics, calibration of remote sensors and reflectance and transmittance light measurements. Additionally, X-Rite is a supplier of proprietary reflectance materials and coating services used in such products as photographic processing equipment, check scanning systems, x-ray film analysis, backlight illuminators and surface profiling equipment.

DENTAL - Restorative tooth shade matching instruments and software packages are designed by the Company for use in cosmetic dental practices. The X-Rite ShadeVision(R) System is a significant technological advance that improves patient care by replacing the subjective selection of tooth color with an accurate measurement.

PRODUCTS
--------

X-Rite's color measurement solutions are comprised of hardware, software and services. Here is a brief overview of the primary components that make up our product lines.

INSTRUMENTATION
---------------

o COLORIMETERS measure light much like the human eye using red, green and blue receptors and are utilized to measure printed colors on packages, labels, textiles and other materials where a product's appearance is critical for buyer acceptance.

o SPECTROPHOTOMETERS are related to colorimeters; however, they measure light at many points over the entire visible spectrum. Spectrophotometers are used in color formulation for materials such as plastics, paints, inks, ceramics and metals. The Company's multi-angle spectrophotometer, which is used to measure the color of metallic finishes is useful for controlling the color consistency of automotive paints and other metallic and pearlescent coatings. In addition, the Company produces a spherical spectrophotometer, which measures the color of textured surfaces and is used in the textile, paint and plastics industries.

o DENSITOMETERS of various forms are utilized in the Company's color markets. Densitometers are instruments that measure optical or photographic density, compare such measurement to a reference standard, and signal the result to the operator of the instrument. Some models are designed for use in controlling variables in the processing of x-ray film in medical and non-destructive testing applications. Other models are designed to be used to control process variables in the production of photo-transparencies, such as photographic film and microfilm, or measure the amount of light that is reflected from a surface, such as ink on paper.

o SPECTRODENSITOMETERS combine the function of a densitometer with the functions of a colorimeter and a spectrophotometer to provide measurements for monitoring color reproduction used for controlling the color of printed inks in graphic arts applications.

o SENSITOMETERS are used to expose various types of photographic film in a very precise manner for comparison to a reference standard. The exposed film is processed and then "read" with a densitometer to determine the extent of variation from the standard.

SOFTWARE
--------
The Company provides software packages that interact with its color measurement instruments and other process equipment. These software packages allow the user to collect color measurement data, compare that data to established standards, and communicate color results and formulate colors from a database.

OTHER INFORMATION
-----------------

MANUFACTURING, SOURCING AND SERVICE
-----------------------------------
We manufacture the majority of our products at the manufacturing facility in Grandville, Michigan. We generally have multiple sources for raw materials, supplies and components, and are generally able to acquire materials on a volume discount basis. We provide product repairs and service at ten locations throughout the world.

COMPETITION
-----------
The color management and measurement business is intensely competitive and subject to technological change, evolving customer requirements, and changing business models. We face significant competition in all areas of our current business activities. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other information technologies emerge or become less expensive, and as emerging concerns such as security and privacy become of paramount concern. We face direct competition with approximately ten firms producing competing products in the graphic arts category, and approximately five manufacturers of competing products in the industrial markets some of whom have significant resources and sales. The primary basis of competition for all the Company's products is technology, design and service. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

EMPLOYEES
---------
As of March 1, 2004, the Company employed 636 people on a full time basis, of which 510 are in the United States. We believe we have been successful in attracting and retaining highly qualified employees, but we cannot guarantee that we will continue to be successful in the future. We believe we have good relationships with our employees.

PATENTS
-------
The Company owns 58 patents. In addition, the Company currently has 32 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

DISTRIBUTION NETWORKS
---------------------
Sales of the Company's products are made by its own sales personnel and through independent manufacturer's representatives. Certain products not sold directly to end-users are distributed through a network of independent dealers in seventy countries. Independent dealers are managed and serviced by the Company's sales staff and by independent sales representatives.

SEASONALITY
-----------
The Company's business is generally not subject to seasonal variations that significantly impact sales, production or net income.

WORKING CAPITAL PRACTICES
-------------------------
The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

SIGNIFICANT CUSTOMERS
---------------------
No single customer accounted for more than 10% of total net sales in 2003, 2002, or 2001. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company.

BACKLOG
-------
The Company's backlog of scheduled but unshipped orders was $5.3 million at February 29, 2004 and $4.2 million at February 28, 2003. The February 29, 2004, backlog is expected to be filled during the current fiscal year.

RESEARCH, DEVELOPMENT AND ENGINEERING
-------------------------------------

During 2003, 2002, and 2001, respectively, the Company expensed $14.6, $12.4 and $15.5 million on research, development and engineering. X-Rite has no customer sponsored research and development activities.

(D)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this report.

ITEM 2.  PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of March 1, 2004:

    ---------------------------- ------------------------------------------------------ -------------------
             LOCATION                               PRINCIPAL USES                         OWNED/LEASED
    ---------------------------- ------------------------------------------------------ -------------------
    Grandville, MI               Manufacturing, R,D&E, sales, customer service,               Owned
                                 warehouse and administration.
    ---------------------------- ------------------------------------------------------ -------------------
    Grandville, MI               Sales and training.                                          Leased
    ---------------------------- ------------------------------------------------------ -------------------
    North Sutton, NH             Manufacturing, R,D&E, sales, customer service,               Owned
                                 warehouse and administration.
    ---------------------------- ------------------------------------------------------ -------------------
    Poynton, England             Sales, customer service and administration.                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Cologne, Germany             Sales, customer service and administration                   Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Berlin, Germany              Manufacturing, R,D&E, sales, customer service,               Leased
                                 warehouse and administration.
    ---------------------------- ------------------------------------------------------ -------------------
    The Hague, Netherlands       Sales and administration.                                    Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Quarry Bay, Hong Kong        Sales, customer service and administration.                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Brno, Czech Republic         Sales and customer service.                                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Massy, France                Sales, customer service and administration.                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Tokyo, Japan                 Sales, customer service and administration.                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Beijing , China              Sales and customer service.                                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Tianjin, China               Sales and customer service.                                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Shanghai, China              Sales, customer service and administration.                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Origgio, Italy               Sales and customer service.                                  Leased
    ---------------------------- ------------------------------------------------------ -------------------
    Andover, MA                  R&D, sales, customer service and administration.             Leased
    ---------------------------- ------------------------------------------------------ -------------------


Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 66,000 square feet. Management considers all the Company's properties and equipment to be suitable and adequate for the Company's current and reasonably anticipated development, production, distribution and selling requirements.

ITEM 3.  LEGAL PROCEEDINGS

On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. commenced litigation against the Company in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. Patents by the Company's ShadeVision(TM) system. In August 2003, the Company entered into a confidential settlement agreement with the plaintiffs under which the Company was given a worldwide license to use the patented technology. The resolution of this matter did not have a material adverse effect on the Company's consolidated financial statements.

The Company is periodically involved in other legal proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 3, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of all of the Company's executive officers. Except as discussed, each of the named officers has served the Company in an executive capacity for more than five years.

    ----------------------------- --------- ------------------------------------------- -----------------
                                                                                            POSITION
                NAME                AGE                      POSITION                      HELD SINCE
    ----------------------------- --------- ------------------------------------------- -----------------
     Michael C. Ferrara              61     President, Chief Executive Officer              2001    (1)
    ----------------------------- --------- ------------------------------------------- ----------- -----
     Bernard J. Berg                 60     Senior Vice President, Engineering              1983
    ----------------------------- --------- ------------------------------------------- ----------- -----
     Mary E. Chowning                42     Vice President, Chief Financial Officer         2003    (2)
    ----------------------------- --------- ------------------------------------------- ----------- -----
     Jeffrey L. Smolinski            42     Vice President, Operations                      1994
     ----------------------------- --------- ------------------------------------------- ----------- -----
    Joan Mariani Andrew              45     Vice President, International                   1995
     ----------------------------- --------- ------------------------------------------- ----------- -----
    James M. Weaver                  39     Vice President, Marketing & Product             2001    (3)
                                            Development
    ----------------------------- --------- ------------------------------------------- ----------- -----

(1)      Prior to joining X-Rite, Mr. Ferrara served as the Chief Executive Officer of Marine Optical Group, a worldwide design and marketing company in the eyewear business, and he held that position for more than five years.

(2)      Prior to joining X-Rite, Ms. Chowning was a Managing Member and Chief Financial Officer for Wind River
         Management LLC, and served in that position for four years.

(3)      Prior to joining X-Rite, Mr. Weaver served as the Director of Marketing for Details, a division of Steelcase, a manufacturer of office furniture located in Grand Rapids, Michigan, and he served in that position for four years.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDER MATTERS

The Company's common stock is quoted in the NASDAQ - National Market System under the symbol XRIT. As of March 1, 2004, there were approximately 1,300 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

    ---------------------------------------- -------------------- ------------------- -------------------
                                                                                          DIVIDENDS
                                                    HIGH                 LOW              PER SHARE
    ---------------------------------------- -------------------- ------------------- -------------------
     Year Ended January 3, 2004:
             First Quarter                          $9.52                 $6.60              $.025
             Second Quarter                         11.56                  8.25               .025
             Third Quarter                          12.48                  9.73               .025
             Fourth Quarter                         11.80                 10.19               .025
     ---------------------------------------- -------------------- ------------------- -------------------
    Year Ended December 28, 2002:
             First Quarter                          $9.75                 $7.75              $.025
             Second Quarter                          9.27                  5.01               .025
             Third Quarter                           8.99                  6.87               .025
             Fourth Quarter                          8.40                  6.85               .025

    ---------------------------------------- -------------------- ------------------- -------------------


The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share. The Board of Directors re-evaluates the Company's dividend policy periodically. Any determination relating to the Company's dividend policy will be at the discretion of the Board of Directors and will be dependent upon a number of factors including the Company's financial condition, results of operations, capital requirements, terms of the Company's financing arrangements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended January 3, 2004 is summarized as follows:

                                                     (000's except per share data)
    --------------------------- ------------- -------------- -------------- -------------- --------------

                                    2003          2002           2001           2000           1999
    --------------------------- ------------- -------------- -------------- -------------- --------------

    Net sales                      $ 117,144     $  98,468         $91,658       $103,449       $100,209
    Operating income                   8,729         6,431           2,099         18,073         20,253
    Net income (loss)                  5,481        (9,409)          1,933         12,408         13,649
    Earnings (loss) per share:
      Basic                              .27          (.47)            .09            .59            .65
      Diluted                            .27          (.47)            .09            .58            .62
    Dividends per share                  .10           .10             .10            .10            .10

    Total assets                    $119,683      $102,884        $118,952       $125,683       $107,819
    Long-term debt                      -              -              -              -              -
    --------------------------- ------------- -------------- -------------- -------------- --------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company's Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "likely," "plans," "projects," "should," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward statements include, but are not limited to statements concerning liquidity, capital resources needs, tax rates dividends and potential new markets.

The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as "X-Rite" and "the Company"). This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about the Company's significant accounting policies and practices and the transactions that underlie its financial results.

COMPANY BUSINESS
----------------

X-Rite is a color systems company that develops, manufactures, markets and supports a wide range of hardware, software and services that measures, communicates and simulates color. The Company's principal products are proprietary, end-to-end solutions that utilize advanced optical and electronic sensing instruments and complimentary software. The markets served include:
Graphic Arts, Retail and Industrial.

X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, as well as key locations in Europe and Asia.

The Company's cost of sales consists primarily of the costs associated with manufacturing its products. Those costs consist of materials, labor and manufacturing overhead. The Company's primary manufacturing activities are conducted at facilities in Michigan and New Hampshire, in addition to a smaller facility located in Germany. Software development is conducted at these facilities, as well as one in Massachusetts. X-Rite's gross profit historically has fluctuated within a relatively narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs.

Operating expenses are composed of three categories; selling and marketing, general and administrative expenses and research, development and engineering. Selling and marketing expenses are composed of wages, commissions, facility costs, travel, advertising, media and product promotion costs. General and administrative expenses include compensation and facilities costs for the information systems, executive, human resources and finance departments, as well as software, legal and consulting costs. Research, development and engineering expenses are composed of wages, facilities, software and consulting costs. These costs are incurred for both new product development, and the support and refinement of the existing product lines.

There are many factors that affect operating results; critical factors include the following:

The Company must be able to provide products and services that are both technologically advanced and competitively priced. To do so, requires a dedicated research and development effort that is customer focused and timely in its new product delivery.

The Company's manufacturing processes are vertically integrated. Therefore, it is important to efficiently manage the cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits.

X-Rite's products are sold in many markets and geographic regions, which requires a coordinated sales and marketing effort that can deliver cost-effective measurement solutions to a variety of customers both large and small.

OVERVIEW OF 2003
----------------
In 2003, the Company made significant progress in achieving sales and operating income improvement and growth. Highlights include:
     o We achieved a record revenue level of $117.1 million, a 19.0 percent increase from 2002 levels, for the year.
     o Operating income increased by $2.3 million to $8.7 million for 2003. This represents a 35.7 percent increase in operating income from 2002.
     o We recorded two significant items, CEO and CFO severances and the impairment of Coherix that negatively impacted operating income by $4.0 million. Operating income excluding these items is $12.7 million or an increase of 98.4 percent over 2002 (see reconciliation of operating income excluding specific items in the table below).

We have taken a number of steps during the year to realign our business and build a strong foundation for the future. Specifically:
     o We developed and began the implementation of a long term strategic plan that refocuses the Company in the core color business.
     o We successfully completed 3 acquisitions in our core color businesses that contributed $7.6 million in revenue to 2003. These acquisitions resulted in the addition of one product for our Graphic Arts business, a large customer in our Retail business and significant software capabilities for our Graphic Arts business.
     o We continue to invest heavily in engineering, research and development to drive the innovation that our customers expect. We expect our spending in this area to remain in the 12 to 13 percent range.
     o During 2003, we decided to fund a new advanced development group beginning in 2004. This group that will focus on developing platforms for future products and will be a core source of innovation.
     o We made significant changes in our management team including the replacement of the CEO and CFO, resulting in a severance expense of $1.4 million in 2003, and have realigned our senior management team.
     o We invested in technology that will help drive down costs to serve our customers.
     o We recorded an impairment charge on the goodwill and other assets of our shape mapping business and are currently exploring alternatives for this business, which could include a sale.
     o We recorded an impairment charge on our remaining investments in XR Ventures and do not intend to invest in any new portfolio companies.
     o We entered into a distribution agreement with a major dental products distributor, Sullivan Schein, for our ShadeVision product. Sullivan will handle all sales and marketing for ShadeVision in North America.

As we look forward, we remain optimistic about the future of our core color business, the markets we serve and our strategies. We are focused on developing innovative products that meet our customer needs and executing our business strategies.

RESULTS OF OPERATIONS
---------------------
The following table sets forth information derived from the Company's consolidated statements of operations and includes amounts expressed as a percentage of net sales.

    -------------------------------------------- --------------------------- ------------------------- -------------------------
                                                            2003                       2002                      2001
                                                 ------------- ------------- ------------- ----------- ------------- -----------

    Net sales                                       $117,144        100.0%   $ 98,468         100.0%   $ 91,658         100.0%
    Cost of sales                                     42,410          36.2     36,899          37.5      34,587          37.7
                                                    ---------       ------   --------         -----    --------         -----
      Gross profit                                    74,734          63.8     61,569          62.5      57,071          62.3
    Operating expenses:
      Selling and marketing                           31,519          26.9     27,769          28.2      23,231          25.4
      General and administrative                      17,239          14.7     14,993          15.2      15,380          16.8
      Research, development &
          engineering                                 14,605          12.5     12,376          12.6      15,499          16.9
      Goodwill and other long lived asset
           impairments                                 2,642           2.3          -             -           -             -
       Restructuring charges                              -              -          -             -         862           0.9
                                                    ---------       ------   --------         -----    --------         -----
         Total operating expenses                     66,005          56.4     55,138          56.0      54,972          60.0
                                                    ---------       ------   --------         -----    --------         -----

    Operating income                                   8,729           7.4      6,431           6.5       2,099           2.3
    Other income                                        (788)         (0.7)        33             -         959           1.0
    Write down of other
        investments                                   (3,662)         (3.1)    (7,237)         (7.4)     (1,125)         (1.2)
                                                    ---------       ------   --------         -----    --------         -----
    Income (loss) before income taxes
        and cumulative effect of change
        in accounting principle                        4,279           3.6       (773)        (0.9)       1,933           2.1
    Income taxes                                      (1,202)         (1.0)     1,021          1.0            -             -
    Cumulative effect of change
        in accounting principle                           -              -     (7,615)         7.7            -             -
                                                    ---------       ------   --------         -----    --------         -----
    Net income (loss)                               $  5,481           4.6%  $ (9,409)        (9.6)%   $  1,933           2.1%
                                                    =========       ======   ========         =====    ========         =====

    -------------------------------------------- ------------- ------------- ------------- ----------- ------------- -----------


The following tables contain various non-GAAP (Generally Accepted Accounting Principles) financial measures. A "non-GAAP financial measure" is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations, Balance Sheets or Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP measure (those measures excluding specific items) is immediately preceded with the most directly comparable GAAP measure, and the difference in all cases is the exclusion of items the Company considers "non-recurring" due to their nature, size or infrequency. Those items included as specific items are discussed in several sections of this discussion and analysis. Each non-GAAP financial measure is presented because we monitor our business using this information, and we believe that it gives a more meaningful comparison of the results of our core business operations.

OPERATING INCOME EXCLUDING SPECIFIC ITEMS (in thousands)

                                                               2003       2002
Operating income (GAAP)                                       $ 8,729     $6,431

Specific items for exclusion:
   Goodwill and other long lived asset impairments              2,642       -
   Executive severances                                         1,362       -
                                                              -------     ------

Operating income excluding specific items                     $12,733     $6,431
                                                              =======     ======

INCOME (LOSS) BEFORE INCOME TAXES EXCLUDING SPECIFIC ITEMS (in thousands)

                                                               2003       2002
Income (loss) before income taxes (GAAP)                      $ 4,279     $(773)

Specific items for exclusion:
   Goodwill and other long lived asset impairments              2,642        -
   Executive severances                                         1,362        -
   XR Ventures impairment                                       3,362     7,237
   Adoption of FASB No. 150                                       828        -
                                                              -------    -------
Income before income taxes                                    $12,473    $6,464
                                                              =======    ======

NET SALES
---------
The Company achieved sales of $117.1 million for 2003, which is a new Company record. This is an increase of $18.6 million or 18.9 percent over 2002 sales of $98.5 million. Sales in 2001 were $91.7 million. The fourth quarter of 2003 with sales of $38.5 million dollars was also a record high and marked the sixth consecutive quarter of increased sales. Sales in 2003 benefited from the successful integration of the cc Dot (now known as X-Rite Dot) and Benjamin Moore product line acquisitions, as well as the Monaco Systems acquisition. These new products along with favorable foreign exchange rates and sustained internal growth were the primary drivers of sales growth in 2003. The following table highlights the contributions of each of these factors to 2003 sales and compares them to the prior two years:

ELEMENTS OF SALES GROWTH (IN MILLIONS)
                                                           2003               2002            2001
  Prior Years Sales                                      $ 98.5              $91.7          $103.4
Increase (Decrease) Due to:
Acquisitions                                                7.6                 -                -
Foreign Exchange                                            3.8                0.8             0.7
Internal Growth (Decline)                                   7.2                6.0           (12.4)
                                                         ------              -----          ------
  Current Year Sales                                     $117.1              $98.5          $ 91.7
                                                         ======              =====          ======

X-Rite's provides color measurement solutions to many industries which we measure in five separate product lines, Graphic Arts, Industrial, Retail, Light and Other. The following table denotes sales by product line for the past three years

SALES BY PRODUCT LINE (IN MILLIONS)
                                                           2003               2002             2001
Graphic Arts                                             $ 52.4              $41.7            $41.1
Industrial                                                 27.2               23.0             19.6
Retail                                                     17.9               14.7             11.2
Light                                                      12.4               11.9             14.8
Other                                                       7.2                7.2              5.0
                                                         ------              -----            -----
              Total Sales                                $117.1              $98.5            $91.7
                                                         ======              =====            =====

Graphic Arts
The Graphics Arts product line provides product solutions to the printing and digital imaging industries. In 2003 Graphic Arts recorded combined sales of $52.4 million compared to $41.7 million in 2002, an increase of $10.7 million or
25.7 percent. The primary reasons behind this growth were revenues attributable to acquisitions and internal sales growth. Sales for the Graphic Arts lines in 2001 were $41.1 million. Printing line sales were $25.7 and $21.3 million in 2003 and 2002, respectively, for a year over year increase of $4.4 million or
20.7 percent. Printing sales in 2001 were $20.2 million. Digital imaging sales in 2003 were $26.7 million compared to $20.4 million in 2002, an increase of $6.3 million, or 30.9 percent. For 2001 the digital imaging group recorded sales of $20.9 million.

The cc Dot and Monaco Systems acquisitions accounted for $2.0 and $3.3 million of sales for the printing and digital imaging groups respectively, in 2003.

Industrial
The Industrial products group (formerly known as Color and Appearance) provides color measurement solutions for paint, plastics and textile applications in a variety of industrial settings. In 2003, Industrial recorded sales of $27.2 million compared to $23.0 million in 2002, an increase of $4.2 million or 18.3 percent. Sales in 2001 were $19.6 million.

Retail
The Retail products group markets paint matching systems under the MatchRite label to home improvement centers, mass merchants and paint retailers. In 2003 Retail sales were $17.9 million compared to $14.7 million in 2002, an increase of $3.2 million or 21.8 percent. Sales in 2001 were $11.2 million.

In March 2003, the Company entered into an agreement to be the preferred provided of paint matching systems to the Benjamin Moore Company. This agreement was entered into in connection with ColoRx product line acquisition from Thermo Electron Corporation, the previous supplier to Benjamin Moore. Sales under this agreement were $2.3 million in 2003.

Light
X-Rite serves the light measurement market through its Labsphere and Optronik subsidiaries. Labsphere provides integrating spheres and systems as well as reflectance materials used for an array of measurement and processing applications. Sales in 2003 were $12.4 million compared to $11.9 million in 2002, an increase of $0.5 or 4.2 percent. Sales in 2001 were $14.8 million. Demand for Labsphere products has remained soft due to continued global economic conditions in the telecommunications industry.

Other
X-Rite provides color matching technology to the cosmetic dental industry through its ShadeVision systems. Effective in 2004, Sullivan-Schein, Inc. will assume all sales and marketing responsibilities for the ShadeVision product line with X-Rite continuing its manufacturing role. Initially, it is anticipated that this agreement will lead to a nominal increase in sales, lower margins and lower sales and administrative expenses. Sullivan-Schein is a world leading provider of products and services to the dental industry.

In 2003, sales for the ShadeVision line were $7.2 million compared to $6.9 million in 2002, an increase of $0.3 million or 4.3 percent. Sales for 2001 were $2.2 million.

The Coherix sales have been nominal for the past three years. Effective December 2003, the Company elected to exit the shape measurement business and is presently exploring options with regard to the future usage of the technology.

Sales by Region Served
In 2003, the Company continued to expand its international sales presence with significant gains noted in the geographic regions served outside of North America. Sales to the European and Asian markets grew 27.0 and 28.8 percent respectively. Sales in Europe, which are denominated in primarily the Euro and Pound Sterling benefited in 2003 from the weak dollar. The Asian market grew primarily due to increased market penetration. Latin America, which is the Company's smallest market, grew by 21.7 percent.

The following table highlights the Company's growth by region over the past three years.

SALES BY GEOGRAPHIC REGION (IN MILLIONS)
                                                           2003               2002             2001
North America                                            $ 71.3              $62.5            $57.2
Europe                                                     27.8               21.9             20.3
Asia Pacific                                               15.2               11.8             11.9
Latin America                                               2.8                2.3              2.3
                                                         ------              -----            -----

                 Total                                   $117.1              $98.5            $91.7
                                                         ======              =====            =====

Price changes had a marginal impact on sales levels over the past three years.

GROSS PROFIT
------------
Gross profit as a percent of net sales was 63.8 percent in 2003 as compared to
62.5 and 62.3 percent in 2002 and 2001, respectively. Gross margins increased in 2003 due to several factors:

     o   Improved manufacturing absorption
     o   Foreign exchange rates
     o   Change in product mix
     o   Acquisitions

The combination of increased sales volumes and favorable foreign exchange rates allowed for higher absorption of factory overhead costs and increased profitability on certain foreign sales, as the underlying product cost was denominated in U.S. dollars. In addition the Company's product mix is changing to include a larger software and service component which typically have higher margins. The principal costs associated with software and service sales are product development and operations which are recorded as a component of Research Development and Engineering. This product mix change is being driven in part by the acquisition of Monaco Systems which provides software and related services.

SELLING AND MARKETING EXPENSES
------------------------------
Selling and marketing expenses consist primarily of compensation, facility costs, travel, advertising and trade show expenses associated with the Company's global sales and marketing personnel. The Company continues to expand its sales and marketing programs to support new product introductions and geographic expansion. Selling and marketing expense were $31.5 million for 2003, a 13.3 percent increase over 2002 expenses of $27.8 million. In 2002, selling and marketing costs increased $4.6 million or 19.8 percent over 2001 costs of $23.2 million. The increase in 2003 is attributable to higher compensation costs driven by strong sales results, increased benefit costs, higher travel costs and the effect of unfavorable foreign exchange rates in Europe. Marketing costs increased as a result of consulting expenses incurred for new product strategy and research as well as costs related to the launch of a new corporate brand identity. The increases noted in 2002 costs were across most lines of business, with particular emphasis on newer lines including ShadeVision and Coherix. Additional costs were also incurred in 2002 for new product rollouts for the 8000 Benchtop series, ColorDesigner and ATD News. Sales costs also increased in 2002 as a result of the additional staffing and travel costs related to the opening of the Shanghai office.

GENERAL AND ADMINISTRATIVE
--------------------------
General and Administrative costs include compensation, facility costs, and travel for the Company's executive, finance, human resources and administrative functions. General and administrative expenses were $17.2, $15.0 and $15.4 million in 2003, 2002, and 2001 respectively. The 2003 expenditures were $2.2 million or 14.7 percent higher than 2002. These increases are attributable to increased compensation and benefits costs, costs related to the Monaco Systems acquisition, unfavorable foreign exchange rates in Europe and severance costs. In 2003, the Company incurred $1.4 million in costs related to severance agreements with its former Chief Executive and Chief Financial Officers. The 2002 general and administrative costs were $0.4 million or 2.7 percent lower than 2001. This nominal decrease was primarily attributable to the positive effects of several corporate cost cutting initiatives that were focused on domestic operations.

RESEARCH, DEVELOPMENT AND ENGINEERING
-------------------------------------
Research, Development and Engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company's engineering staff. These costs are incurred primarily in the United States. RD&E expenditures in 2003 were $14.6 million compared to $12.4 million in 2002, an increase of $2.2 million or 17.7 percent. In 2001, RD&E expenditures were $15.5 million. Over the past three years, X-Rite has embarked on an ambitious new product development plan promoting increased investments across all markets served. The Company has also acquired developed technology through the Monaco Systems and cc Dot products purchases. Development activity is projected to increase on a dollar basis in the future while the total costs as a percentage of revenues are expected to remain in the range of 12 to 13 percent.

In addition to the RD&E costs reported as operating expenses, costs were incurred to develop new software products in each of the last three years that were capitalized. Software development costs capitalized totaled $2.9, $1.7 and $1.6 million in 2003, 2002 and 2001, respectively. The related amortization expense was included in cost of sales (see Note 2 to the Consolidated Financial Statements).

GOODWILL AND OTHER LONG LIVED ASSET IMPAIRMENTS
-----------------------------------------------
In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results and will explore alternatives for its Coherix subsidiary including a possible sale. In connection with this decision, an impairment charge of $2.6 million was required to be recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of primarily other long lived assets.

RESTRUCTURING CHARGE
--------------------
In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings. This charge has been classified separately as a component of Operating Expenses under the caption of "Restructuring charge" and represents costs associated with non-voluntary termination benefits for approximately 60 positions. Payments began during the fourth quarter of 2001. As of January 3, 2004, 60 positions have been eliminated and no benefits remain to be paid.

OTHER (EXPENSE) INCOME
----------------------
Other (Expense) Income consists primarily of dividend and interest income, foreign currency exchange gains and losses, and interest charges in connection with the founders' share redemption agreement as required under SFAS 150 which the Company adopted in July 2003 (see Note 9 to the Consolidated Financial Statements). In 2003, these interest charges were $0.9 million and reflect the increase in the long term liability related to the founder's shares redemption program valuation and dividend payments on program shares of $0.7 and $0.2 million respectively. In 2003, the total other expense was $0.8 million compared to other incomes of $0.03 and $1.0 million in 2002 and 2001 respectively.

WRITE-DOWN OF OTHER INVESTMENTS
-------------------------------
Other investments include investments made by the Company's strategic venture capital group, XR Ventures, LLC (XRV) (See Other Investments, for additional information). Each investment represents less than 20 percent of the ownership of the respective portfolio companies. Since the Company does not exercise significant influence over the operating and financial policies of each portfolio company, the investments have been recorded at cost.

The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value and a loss is recognized At various times in 2003, 2002 and 2001 the Company performed comprehensive assessments of the continuing value of each XR Ventures investment.

Based on the continued erosion of the venture capital markets, the technology sectors of the economy and specific reviews of its portfolio, the Company concluded that the value of its investments had been permanently impaired. Therefore the Company recorded charges of $0.1, $0.2 and $3.4 million in March, June and December of 2003, respectively, for a total of $3.7 million for the year. The Company recorded charges of $6.6 and $0.6 million in June and December 2002, respectively, for a combined total of $7.2 million for the year. In December 2001, the Company recorded impairment charges of $1.1 million. At January 3, 2004, all venture capital investments have been fully impaired. Although the Company continues to hold positions in several XR Ventures' portfolio companies, no future investments in the remaining portfolio companies will be made, except where necessary to protect any existing investments.

In 2002 and 2001, the Company concluded that it may not be able to realize certain capital losses it incurred prior to their expiration related to these impairments. Therefore it did not record a tax benefit at that time. In 2003, the Company re-evaluated this position and concluded that the execution of certain qualified tax strategies which the Company was capable of completing, would allow for the realization of capital gains within the expiration period. Accordingly, a tax benefit of $2.8 million was recorded in the fourth quarter of 2003 related to the prior year's impairments.

INCOME TAXES
------------
The Company recorded a tax benefit of $1.2 million in 2003 against pre tax income of $5.5 million. This benefit reflects the reversal of $2.8 million in deferred tax valuation reserves established in 2002 and the first three quarters of 2003. These valuation reserves were originally recorded in connection with the write downs of the XRV investment portfolio in 2001 and 2002. At that time, the Company was not assured that these write downs would be fully deductible capital losses and a valuation allowance was established. In the December 2003, a qualified tax strategy was put in place that would allow for the ultimate realization of capital gains within the expiration period and accordingly the valuation allowance was reversed. Exclusive of the valuation allowance reversal, the Company's effective tax rate would have been 37 percent compared to the U.S. statutory rate of 35 percent. The increase over the statutory rate is primarily attributable to the effect of certain non deductible foreign losses, expenses related to the adoption of SFAS 150 for the founders' program and state income taxes.

The Company recorded a tax provision of $1.0 million in 2002 against a loss before taxes and the cumulative effective of change in accounting principle of $0.8 million. The provision was adjusted by the potential non-deductible capital losses associated with the write-down of investments by XR Ventures, LLC. Exclusive of these write-downs, the Company would have had approximately a 16 percent tax rate in 2002, compared to the U.S. statutory rate of 35 percent. This lower rate was due to tax reductions received as a result of the Company's foreign sales operations.

The effective tax rate for 2001 was zero percent.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
---------------------------------------------------
Effective December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment annually and as indicators of impairment occur. As discussed further in Note 4 to the Consolidated Financial Statements, during 2002, the Company completed steps one and two of the transitional testing required by SFAS No. 142, as well as, the annual impairment testing requirement. Step two testing was completed with the assistance of an independent valuation firm during the fourth quarter of 2002.

Under SFAS No.142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company evaluated goodwill using three reporting units, Labsphere and Optronik combined, Coherix, and X-Rite Mediterranee.

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred. Therefore, a non cash charge of $7.6 million, or 38 cents per share, was recorded and classified as a cumulative change in accounting principle as required by SFAS No. 142 in the first quarter of 2002. The decline in fair value of the Labsphere and Optronik reporting unit was primarily attributable to a decline in revenue and profitability for the unit. This decline led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining units exceeded their net book value; therefore, no impairment charges were recorded for these units. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

If the non-amortization provisions of Statement No.142 had been applied in 2001, amortization expense would have been reduced by $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had $10.8 million of cash and cash equivalents at January 3, 2004, compared to $10.1 million at December 28, 2002, an increase of $0.7 million. Operating activities in 2003 generated a positive cash flow of $18.3 million, which was offset by funds used for investing and financing activities of $16.1 and $1.3 million respectively. Foreign exchange rates caused a decrease in cash of $0.2 million. In 2002, cash and cash equivalents increased by $0.9 million. Funds provided by operating activities were $14.8 million. Net cash used for investing and financing activities was $0.9 and $13.0 million, respectively. Foreign exchange rates had a nominal effect on cash in 2002.

OPERATING ACTIVITIES
--------------------
Net cash provided by operating activities was $18.3 million in 2003 compared with $14.8 million in 2002, an increase of $3.5 million or 23.6 percent. In 2003, net cash provided by operating activities was comprised of net income of $5.5 million adjusted for non cash items of $9.9 million and net cash provided from changes in operating assets and liabilities of $2.9 million. Included in the non cash items were expenses that reduced net income but did not require the use of cash, which consisted mainly of $6.0 million for depreciation and amortization, $3.7 million associated with the write downs of XR Ventures investments, which occurred in the first, second and fourth quarters, $2.6 million related to the impairment of the Coherix assets, which was recorded in the fourth quarter and the increase in the value of shares subject to redemption agreements of $0.7 million. These adjustments were offset by an increase in deferred taxes of $4.1 million. Net cash provided by operating assets and liabilities was driven primarily by an increase in other accrued liabilities, which includes accrued payroll and benefits, income taxes and miscellaneous liabilities. The largest change in these items was for accrued compensation costs, which includes a charge of $0.7 million for severance costs and benefits for the Company's former Chief Executive and Chief Financial officers.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders' investment related to the Founders' Shares Redemption program to a long term liability. Because the underlying shares in the program are the Company's common stock, they will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

The remaining shares subject to the agreements have been classified on the balance sheet as a long term liability. The valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days proceeding January 3, 2004. At December 28, 2002 the valuation of $34.2 million was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding that date was less than $10. The increase in the value of this liability in 2003 was classified as interest expense and included as a component of other income (expense).

In 2002, $14.8 million of cash was generated from operating activities, an increase of $2.8 million or 23.3 percent over 2001. Cash flow from operations in 2001 was $12.0 million. The Company experienced a net loss of $9.4 million in 2002 which was offset by non cash items of $21.6 million that increased the net loss but did not result in the usage of cash and net cash provided from operating assets and liabilities of $2.6 million. Included in the non cash items was $7.6 million for goodwill impairment recorded in connection with the adoption of SFAS NO. 142, $7.2 million for the write down of XR Ventures, LLC investments and $5.6 million for depreciation and amortization.

INVESTING ACTIVITIES
--------------------
Net cash used for investing activities was $16.1 million in 2003 compared to $0.9 million in 2002. The largest usage in 2003 was $9.3 million for company and product line acquisitions, followed by the increase in the founder's life insurance program of $4.9 million and capital expenditures of $3.4 million. Proceeds from trading activities within the short-term investment portfolio provided funds of $4.5 million in 2003.

In 2002 the investment in the founder's life insurance program was $2.9 million, while capital expenditures were $2.2 million. Proceeds from trading activities within the short investment portfolio provided $8.0 million in 2002.

The Company had short term investments of $3.4 million at January 3, 2004 as compared to $7.4 million at December 28, 2002. Its portfolio of investments consists primarily of tax-free municipal bonds and mutual funds. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $0.5 and $0.8 million at January 3, 2004 and December 28, 2002, respectively.

Capital expenditures of $3.4 million were made in 2003. These expenditures were made primarily for machinery, equipment, building improvements, computer hardware and software. Capital expenditures in 2002 were $2.2 million. The Company anticipates increasing its capital expenditures in 2004 to approximately $7.8 million. Much of the expected increase will be focused on global information technology upgrades.

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. In 2003, investment results on the insurance portfolio exceeded the underlying policy costs by $0.6 million. This income was classified as a component of general and administrative expenses. In 2002 and 2001, policy costs exceeded investment results by $1.4 and $1.0 million respectively. The Company purchased
1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

FINANCING ACTIVITIES
--------------------
The Company's most significant financing activity in 2003 was the payment of dividends to shareholders. During the last three years dividends were paid at a rate of 10 cents per share or approximately $2.0 million dollars annually. Of that amount, $0.2 million was paid to shares in the founders' share redemption program after adoption of SFAS No. 150 in July 2003. Accordingly, those payments have been classified as interest expense and included as a component of other income (expense).

In 2002, the Company's largest financing activity was the repurchase of 1.1 million shares of common stock under the founder's stock redemption program at a cost of $11.3 million.

In September 2000, the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. There were no shares repurchased in 2003 or 2002 under this program. During 2001, the Company repurchased 231,364 shares at an average cost of $7.56 per share.

The Company anticipates that its current liquidity, future cash flows and bank credit line will be sufficient to fund operations, life insurance premiums, capital expenditures, and financing needs for the foreseeable future. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20 million and a capital expenditure line of credit of $5 million.

ACQUISITIONS:
------------
In March 2003, the Company acquired the ColoRx (R) spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company has assumed service and support obligations for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

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

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The Company expects that this acquisition will enhance its position and product offerings in the color management software markets. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock. These payouts are contingent upon the seller's continued employment with the Company to certain future dates. Total acquisition related costs of $0.4 million were incurred as a result of this transaction and have been included in the determination of purchase price. These costs were for investment banking, accounting, and legal services. The cash portion of the transaction was funded from the Company's operating funds and short term investments. Tangible and intangible assets acquired in the purchase include Monaco's entire line of color management products, all operating assets, trademarks and trade names, technology and patents, covenants not to compete, customer relationship intangibles and goodwill.

For the year ending January 3, 2004, total sales from these acquisitions were $7.6 million

OTHER INVESTMENTS
-----------------
XR Ventures, LLC (XRV) is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage the Company's investments in start up companies in high technology fields. The Company's partners in the group are Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group seeks out, but is not restricted to companies with technologies that are directly related to current Company technologies, or technologies that the Company is interested in pursuing including biosensors, micro mechanical systems, telecommunication components and information technologies. At December 28, 2002, XRV held minority positions in eleven companies, with a total net investment of $3.2 million. In 2003 these investments were deemed impaired and charges of $3.7 million, which included additional investments of $0.5 million made in 2003, were recorded. The Company has elected not to fund new investments by XRV, but may invest in current holdings to protect the Company's position with regards to future distributions by the investee. In the fourth quarter of 2003 the Company amended its agreement with Dr. Banks and Mr. Knister. Under the terms of the amended agreement, X-Rite will remain as the sole managing member and will receive reimbursement for all cash for investments and expenses prior to any distributions to Dr. Banks and Mr. Knister Dr. Banks and Mr. Knister will forego any success fees contemplated in the original agreement and will retain their membership interests. Dr Banks and Mr. Knister have not been compensated for their services to XRV. The Board of Directors of the Company evaluated the fairness, on-going risks and uncertainty involved in partnering with two of its directors. The arrangement and subsequent amendment was negotiated at arms- length with Dr. Banks and Mr. Knister who were represented by their own counsel while the Company was represented by its regular counsel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In some instances there may be alternative policies or estimation techniques that could be used. Management maintains a thorough process to review the application of accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to the financial statements. Management has discussed the development and selection of these accounting policies with the Audit Committee of the Board of Directors.

Accounts Receivable Allowances
Accounts receivable allowances are based on known customer exposures, historic credit experience, and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components, a policy that consistently applies reserve rates based on the age of outstanding accounts receivable is followed. Actual collections may differ requiring adjustments to the reserves.

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

Long-Lived Assets
Evaluations are periodically made of long-lived assets and the Company's venture capital investments for indicators of impairment when events or circumstances indicate that this risk may be present. Judgments regarding the existence of impairment are based on several factors including but not limited to, market conditions, operational performance, technological advancements and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value.

Goodwill
The Company has $7.0 million of goodwill recorded as of January 3, 2004, related to prior acquisitions. Accounting standards adopted in 2002 require that goodwill must be reviewed for impairment at least annually and as indicators of impairment occur, and the cessation of amortization. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

Deferred Tax Valuation Allowance
The Company periodically evaluates its deferred tax assets to assess the probability of their being ultimately realized. Upon determination that a deferred tax asset may not be realized a valuation allowance is established for the potential unrealizable amount. This evaluation process requires a review of the underlying transaction to determine that the conditions that led to the creation of the asset still exist and that the related tax benefit will be realized. The Company has established valuation allowances of $0.3 and $3.1 million at the end of 2003 and 2002, respectively.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
----------------------------------------------------------
The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate and vehicles. It also is not the Company's policy to issue guarantees to third parties. The following table summarizes the Company's future operating lease obligations by year. (in millions)

         2004              $1.2
         2005              $0.7
         2006              $0.1
         2007              $0.1
         2008              $0.0

OTHER MATTERS
-------------
In November of 2001, the Company's Board of Directors adopted a Shareholder Protection Rights Plan (the "Plan"), which became effective in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

FOREIGN EXCHANGE
----------------
Foreign currency exchange risks arise from transactions denominated in a currency other than the entity's functional currency and from foreign denominated transactions translated into U.S. dollars. The Company's largest exposures are to the Euro and British Pound Sterling. In 2003, approximately 24 percent of the Company's sales were invoiced in foreign currencies. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly.

FOUNDERS' STOCK REDEMPTION PROGRAM
----------------------------------
During 1998, the Company entered into agreements with its founding shareholders for the future purchase of 4.5 million shares (see Note 9 to the accompanying consolidated financial statements). The repurchases will be funded by life insurance policies purchased on certain members of the founders' group and their spouses. These policies have cash value accumulation funds that provide investment income that is used to offset increasing mortality charges as the insured's age. The cash value funds are invested in a combination of equity and bond funds as well as variable interest rate products issued by the underwriting carrier. Should the policies experience prolonged investment losses, or lower than anticipated interest crediting rates the policies may require additional cash deposits to remain in force.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, financial statements and notes are included with this report:

Report of Independent Auditors
Copy of the Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Permanent Shareholders' Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the two years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of X-Rite, Incorporated for the year ended December 29, 2001 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of X-Rite, Incorporated as of December 29, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of December 30, 2001. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed in Note 9 to the consolidated financial statements, in 2003 the Company changed its method of accounting for shares subject to redemption agreements.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
January 29, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report and Form 10K for the years ended December 29, 2001 and December 30, 2000. This opinion has not been re-issued by Arthur Andersen, LLP.

                 COPY - REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of X-Rite, Incorporated:

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated (a Michigan corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, permanent shareholders' investment and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP


Grand Rapids, Michigan,
January 29, 2002


                                                 X-RITE, INCORPORATED AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (IN THOUSANDS)


                                                                        JANUARY 3,         DECEMBER 28,
                                                                           2004                2002
                                                                        ----------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 10,752           $ 10,100
   Short-term investments                                                   3,350              7,438
   Accounts receivable, less allowance of
     $1,527 in 2003 and $1,207 in 2002                                     22,815             19,773
   Inventories                                                             16,014             14,080
   Deferred taxes                                                           1,656              1,602
   Prepaid expenses and other current assets                                1,526              1,141
                                                                         --------           --------
                                                                           56,113             54,134

 PROPERTY PLANT AND EQUIPMENT:
   Land                                                                     2,278              2,278
   Buildings and improvements                                              17,123             16,948
   Machinery and equipment                                                 17,136             15,399
   Furniture and office equipment                                          18,524             18,224
   Construction in progress                                                   696                157
                                                                         --------           --------
                                                                           55,757             53,006
   Less accumulated depreciation                                          (35,564)           (31,879)
                                                                         --------           --------
                                                                           20,193             21,127
OTHER ASSETS:
   Cash surrender values (founders' policies)                              21,044             16,123
   Goodwill                                                                 7,008              2,135
   Other investments                                                            -              3,210
   Capitalized software (net of accumulated amortization
     of $5,943 in 2003 and $9,011 in 2002)                                  3,727              2,862
   Deferred taxes                                                           5,662              1,683
   Other noncurrent assets                                                  5,936              1,610
                                                                          --------           --------
                                                                           43,377             27,623
                                                                         --------           --------

                                                                         $119,683           $102,884
                                                                         ========           ========



                                   The accompanying notes are an integral part of these statements.


                                                 X-RITE, INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS - CONTINUED
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         JANUARY 3,         DECEMBER 28,
                                                                            2004                2002
                                                                         ----------         ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                      $  4,574           $  3,323
     Accrued liabilities:
       Payroll and employee benefits                                        8,501              4,265
       Income taxes                                                         2,378              2,144
       Other                                                                2,761              1,804
                                                                         --------           --------
                                                                           18,214             11,536

   Value of shares subject to redemption agreements;
     3,420,000 shares issued and outstanding,
     respectively, in 2003 and 2002                                        34,857             34,200

SHAREHOLDERS' INVESTMENT:
   Preferred stock, $.10 par value, 5,000,000 shares
     authorized; none issued                                                    -                  -
   Common stock, $.10 par value, 50,000,000 shares
     authorized; 17,143,325 and 16,803,525 shares
     issued and outstanding in 2003 and 2002 respectively,
     not subject to redemption agreements                                   1,714              1,680
   Additional paid-in capital                                               9,350              6,056
   Retained earnings                                                       53,627             50,001
   Accumulated other comprehensive loss                                     1,944               (330)
   Stock conversion program                                                   (23)              (259)
                                                                         --------           --------
                                                                           66,612             57,148
                                                                         --------           --------
                                                                         $119,683           $102,884
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



                                                 X-RITE, INCORPORATED AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        FOR THE YEAR ENDED
                                                            ----------------------------------------------
                                                            JANUARY 3,      DECEMBER 28,      DECEMBER 29,
                                                               2004             2002              2001
                                                            ----------      ------------      ------------

NET SALES                                                  $ 117,144          $98,468           $91,658
Cost of sales                                                 42,410           36,899            34,587
                                                           ---------          -------           -------
   GROSS PROFIT                                               74,734           61,569            57,071

Operating expenses:
   Selling and marketing                                      31,519           27,769            23,231
   General and administrative                                 17,239           14,993            15,380
   Research, development and engineering                      14,605           12,376            15,499
   Goodwill and other long lived asset impairments             2,642                -                 -
   Restructuring charge                                            -                -               862
                                                           ---------          -------           -------
                                                              66,005           55,138            54,972
                                                           ---------          -------           -------

     OPERATING INCOME                                          8,729            6,431             2,099

Other income                                                      57               33               959
Interest expense                                                (845)               -                 -
Write-down of other investments                               (3,662)          (7,237)           (1,125)
                                                           ---------          -------           -------

     INCOME (LOSS) BEFORE INCOME TAXES                         4,279             (773)            1,933

Income taxes (benefit)                                        (1,202)           1,021                 -
                                                           ---------          -------           -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                           5,481           (1,794)            1,933

Cumulative effect of change in accounting
   principle                                                       -           (7,615)                -
                                                           ---------          -------           -------

NET INCOME (LOSS)                                             $ 5,481        $ (9,409)          $ 1,933
                                                           =========          =======           =======

Earnings (loss) per share - basic:
   Earnings (loss) before cumulative effect of
     change in accounting principle                             $.27           $(.09)              $.09
   Cumulative effect of change in accounting
     principle                                                     -            (.38)                 -
                                                           ---------          -------           -------

                                                                $.27           $(.47)              $.09
                                                           =========          =======           =======

Earnings (loss) per share - diluted:
   Earnings (loss) before cumulative effect of
     change in accounting principle                             $.27           $(.09)             $ .09
   Cumulative effect of change in accounting
     principle                                                     -            (.38)                 -
                                                           ---------          -------           -------

                                                                $.27           $(.09)              $.09
                                                           =========          =======           =======



                                   The accompanying notes are an integral part of these statements.



                                                 X-RITE, INCORPORATED AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           Accumulated
                                             Additional                          Other           Stock             Total
                                    Common     Paid-in       Retained     Comprehensive      Conversion     Shareholders'
                                    Stock      Capital       Earnings     Income (Loss)        Program        Investment
                                    -----      -------       --------     -------------        -------        ----------
BALANCES, 12/30/00                 $1,680       $5,993       $61,639           $(1,574)            $ -           $67,738
Net income                              -            -         1,933                 -               -             1,933
Translation adjustment                  -            -             -              (565)              -              (565)
Unrealized loss on short-
   term investments (net of tax)        -            -             -               (69)              -               (69)
                                                                                                                 -------
Total comprehensive income                                                                                         1,299
Cash dividends declared
   of $.10 per share                    -            -        (2,141)                -               -            (2,141)
Issuance of 195,161 shares
   of common stock under
   employee benefit plans              19        1,525             -                 -            (517)            1,027
Repurchase of 231,364
   shares of common stock             (23)     (1,726)             -                 -               -            (1,749)
Stock conversion program                -            -             -                 -             155               155
                                   ------      -------       -------           -------            ----           -------
BALANCES, 12/29/01                  1,676        5,792        61,431            (2,208)           (362)           66,329
Net loss                                -            -        (9,409)                -               -            (9,409)
Translation adjustment                  -            -             -             2,036               -             2,036
Unrealized loss on short-
   term investments (net
   of tax of $86)                       -            -             -              (158)              -              (158)
                                                                                                                 -------
Total comprehensive loss                                                                                          (7,531)
Cash dividends declared
   of $.10 per share                    -            -        (2,021)                -               -            (2,021)
Issuance of 58,049 shares
   of common stock under
   employee benefit plans               6          403             -                 -               -               409
Repurchase of 15,642
   shares of common stock              (2)       (139)             -                 -               -              (141)
Stock conversion program                -            -             -                 -             103               103
                                   ------      -------       -------           -------            ----           -------
BALANCES, 12/28/02                  1,680        6,056        50,001              (330)           (259)           57,148
Net income                              -            -         5,481                 -               -             5,481
Translation adjustment                  -            -             -              2,060              -             2,060
Unrealized gain on short-
   term investments (net
   of tax of $115)                      -            -             -                214              -               214
                                                                                                                 -------
Total comprehensive income                                                                                         7,755
Cash dividends declared
   of $.10 per share                    -            -        (1,855)                -               -            (1,855)
Issuance of 81,690 shares
   of common stock under
   employee benefit plans               8          761             -                 -               -               769
Issuance of 252,780 shares
    of common stock pursuant
   to acquisitions                     25        2,475             -                 -               -             2,500
Stock conversion program                1           58             -                 -             236               295
                                   ------      -------       -------           -------           -----           -------

BALANCES, 1/3/04                   $1,714       $9,350       $53,627           $ 1,944           $ (23)          $66,612
                                   ======      =======       =======           =======           =====           =======

                                   The accompanying notes are an integral part of these statements.


                                                 X-RITE, INCORPORATED AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                         ----------------------------------------------
                                                                         JANUARY 3,      DECEMBER 28,      DECEMBER 29,
                                                                           2004             2002              2001
                                                                         ----------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $ 5,481          $(9,409)          $ 1,933
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Cumulative effect of change in accounting principle                      -            7,615                 -
       Depreciation and amortization                                        6,017            5,575             6,168
       Allowance for doubtful accounts                                        606              281               494
       Deferred income taxes                                               (4,148)             774             4,082
       Asset impairment                                                     2,642                -                 -
       Increase in value of shares subject to
         redemption agreements                                                657                -                 -
       Write-down of other investments                                      3,662            7,237             1,125
       Other                                                                  491              108               299
   Changes in operating assets and liabilities
     net of effects from acquisitions:
       Accounts receivable                                                 (1,688)          (7,239)            7,246
       Inventories                                                           (665)           1,394               700
       Prepaid expenses and other current assets                             (538)            (164)             (880)
       Accounts payable                                                       908            1,546              (806)
       Income taxes payable                                                   241            6,248            (9,142)
       Other current and non current liabilities                            4,617              819               775
                                                                          -------          -------           -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                         18,283           14,785            11,994

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments                          75            3,020             1,442
   Proceeds from sales of short-term investments                            7,234           11,762            24,273
   Purchases of short-term investments                                     (2,850)          (6,810)          (29,020)
   Capital expenditures                                                    (3,358)          (2,230)           (4,972)
   Acquisitions, less cash acquired                                        (9,329)               -                 -
   Investment in founders' life insurance                                  (4,921)          (2,926)           (3,279)
   Increase in other investments                                             (312)          (2,113)           (5,149)
   Increase in other assets                                                (2,868)          (1,697)           (1,641)
   Other investing activities                                                 227              100                56
                                                                          -------          -------           -------
         NET CASH USED FOR INVESTING ACTIVITIES                           (16,102)            (894)          (18,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                          (1,855)          (2,021)           (2,141)
   Issuance of common stock                                                   555              375             1,027
   Repurchase of common stock                                                   -          (11,341)           (1,749)
                                                                          -------          -------           -------
         NET CASH USED FOR FINANCING ACTIVITIES                            (1,300)         (12,987)           (2,863)

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                              (229)              32              (272)
                                                                          -------          -------           -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                  652              936            (9,431)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             10,100            9,164            18,595
                                                                          -------          -------           -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $10,752          $10,100           $ 9,164
                                                                          =======          =======           =======

                                   The accompanying notes are an integral part of these statements.


                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated and its subsidiaries are a color systems company that develops, manufactures, markets and supports a wide range of hardware, software and services that measures, communicates and simulates color. The Company's principal products are proprietary, end-to-end solutions that utilize advanced optical and electronic sensing instruments and complimentary software. The markets served include: Graphic Arts, Retail and Industrial. Based on the nature of its products, customers and markets, the Company's management evaluates its business as a single reportable operating segment.

Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England, Hong Kong, the Czech Republic, France, Italy, China and Japan. Manufacturing facilities are located in the United States and Germany.

Sales to customers are attributed to the geographic areas based upon the location of the customer. Long lived assets consist of plant and equipment (in thousands):

                                                         2003              2002             2001
                                                        ------            ------           ------
Domestic sales:
   U.S. operations                                     $64,377           $56,123         $ 52,637
International sales:
   U.S. operations export sales
     to unaffiliated customers                          15,323            12,165           13,530
   Foreign subsidiary sales                             37,444            30,180           25,491
                                                      --------           -------          -------

                                                        52,767            42,345           39,021
                                                      --------           -------          -------

                                                      $117,144           $98,468          $91,658
                                                      ========           =======          =======

Long lived assets:
   U.S. operations                                     $19,251           $19,397          $21,054
   International                                           942             1,730            1,288
                                                      --------           -------          -------

                                                       $20,193           $21,127          $22,342
                                                      ========           =======          =======

No single customer accounted for more than 10 percent of total net sales in 2003, 2002 or 2001.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Saturday closest to December 31. The fiscal year ended January 3, 2004, (fiscal year 2003) consisted of 53 weeks. The fiscal years ended December 28, 2002 and December 29, 2001, contained 52 weeks respectively.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE ALLOWANCES
------------------------------
Accounts receivable allowances are based on known customer exposures, historic credit experience, and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components a policy that consistently applies reserve rates based on the age of outstanding accounts receivables is followed. Actual collections may differ, requiring adjustments to the reserves.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES
-----------
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

                                               2003                      2002
                                              ------                    ------

       Raw materials                          $ 5,433                    $ 4,564
       Work in process                          4,090                      3,908
       Finished goods                           6,491                      5,608
                                              -------                    -------
                                              $16,014                    $14,080
                                              =======                    =======

PROPERTY, PLANT, AND EQUIPMENT AND DEPRECIATION
-----------------------------------------------
Plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 10 years.

SOFTWARE DEVELOPMENT COSTS
--------------------------
Development costs incurred for research and development of new software products, and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, any additional development costs are capitalized and amortized using the greater of the straight-line method over a three-year period, or the amount computed by applying the ratio of current product revenues to total estimated product revenues.

The Company capitalized $2.9, $1.7 and $1.6 million of software development costs during 2003, 2002 and 2001, respectively. Amortization expense was $2.0, $1.6 and $1.2 million in 2003, 2002 and 2001, respectively.

GOODWILL
--------
The Company adopted Financial Accounting Standards Board Statement (SFAS) No.142, Goodwill and Other Intangible Assets effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment annually, or more frequently if indicators of impairment occur. The Company is required to test the carrying value of goodwill impairment at the reporting unit level.

In years prior to 2002, the goodwill associated with the Labsphere acquisition was amortized using the straight-line method over twenty years. The goodwill associated with the Optronik GmbH and HoloVision Products Group acquisitions were amortized using the straight-line method over ten years.

LONG LIVED ASSETS
-----------------
Effective December 30, 2001, the Company adopted SFAS No.144, Accounting for the Impairment and Disposal of Long-Lived Assets. SFAS No.144 supercedes SFAS No.121, Accounting for the Impairment of Long Lived Assets to be Disposed Of and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No.30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No.144 retains the provisions of SFAS No.121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realized value basis, and future operating losses are no longer recognized before they occur. The impact of adopting SFAS No. 144 was not significant to the Company's financial statements. No impairments were provided for in 2001 under standards then in effect.

In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results and will explore alternatives for its Coherix subsidiary including a possible sale. In connection with this

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LONG LIVED ASSETS-CONTINUED
---------------------------
decision, an impairment charge of $2.6 million was required to be recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of primarily other long lived assets.

INVESTMENTS CARRIED AT COST
---------------------------
Included in other investments in 2003 and 2002 respectively are $0.0 and $3.2 million, net of valuation reserves, related to investments made by the Company's strategic venture capital group, XR Ventures, LLC. The Company funds acquisitions made by XR Ventures, LLC and in exchange, will receive its investment back in full before any distributions are made. Each investment represents less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments have been recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value and a loss is recognized. At various times in 2003, 2002 and 2001 the Company performed comprehensive assessments of the continuing value of each XR Ventures investment.

Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy, the Company concluded that the value of certain investments had been permanently impaired. Therefore the Company recorded charges of $0.1, $0.2 and $3.4 million in March, June and December of 2003 respectively, for a total of $3.7 million for the year. The Company recorded charges of $6.6 and $0.6 million in June and December 2002, respectively, for a combined total of $7.2 million for the year. In December 2001, the Company recorded impairment charges of $1.1 million.

In 2002 and 2001 the Company concluded that it may not be able to realize tax benefits related to these impairments therefore it did not record a tax benefit at that time. In 2003, the Company re-evaluated this position and concluded that the execution of certain qualified tax strategies which the Company is capable of completing, would allow for the realization of these tax benefits. Accordingly a tax benefit of $2.8 million was recorded in the fourth quarter of 2003 related to the prior year's impairments.

SHAREHOLDERS' INVESTMENT
------------------------
During 1998, the Company entered into agreements with its founding shareholders for the future redemption of 4.54 million shares of common stock (see Note 9). These shares have been accounted for on the balance sheet as a long term liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which the Company adopted in July 2003.

INCOME TAXES
------------
The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between tax and financial reporting, and are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse.

REVENUE RECOGNITION
-------------------
Revenue is recognized when earned in accordance with applicable accounting standards. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable and collection of any resulting receivable is probable.

ADVERTISING COSTS
-----------------
Advertising costs are charged to operations in the period incurred and totaled $0.8, $1.0 and $1.5 million in 2003, 2002 and 2001, respectively.

SELF-INSURANCE RESERVES
-----------------------
The Company is self insured up to certain limits for costs associated with benefits paid under health care programs for its domestic employees. The measurement of these costs requires the consideration of historic loss

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

SELF-INSURANCE RESERVES-CONTINUED
---------------------------------
experience and judgments about the present and expected levels of costs per claim. These costs are accounted for through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. This method provides estimates of future ultimate claim costs based claims incurred as of the balance sheet date.

STOCK OPTION PLANS
------------------
At January 3, 2004, the Company has employee and outside director stock option plans which are described more fully in Note 8. The Company follows Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock option plans. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock option equals the market price of the underlying stock on the date of the grant. Had compensation cost for the Company's stock based compensation plans been determined based on fair value at the grant dates for the awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

Net income (loss)                                                2003             2002              2001
                                                                ------           ------            ------
     As reported                                              $ 5,481         $ (9,409)          $ 1,933
     Deduct: Compensation expense-
        fair value method (net of tax)                           (943)            (627)             (739)
                                                              -------         --------           -------
     Pro forma net earnings (loss)                            $ 4,538         $(10,036)          $ 1,194
                                                              =======         ========           =======

Basic net earnings (loss) per share:
     As reported                                                 $.27            $(.47)             $.09
     Pro forma                                                   $.22            $(.50)             $.06

Diluted net earnings (loss) per share:
     As reported                                                 $.27            $(.47)             $.09
     Pro forma                                                   $.22            $(.50)             $.06


The weighted-average fair value per share of options granted during 2003, 2002 and 2001 estimated on the date of grant using the Black Scholes pricing model was $4.00, $3.68 and $4.11, respectively. The fair value of options granted was estimated on the date of grants using the following assumptions:

                                                               2003             2002              2001
                                                            -----------     -----------        -----------

Dividend yield                                              1.1% - 1.2%            1.0%                .9%
Volatility                                                     52% -55%             55%                52%
Risk - free interest rates                                  2.4% - 3.2%     4.0% - 4.5%        3.9% - 5.0%
Expected term of options                                        5 years         5 years            5 years


Black Scholes is a widely accepted option pricing model and conforms to accounting principles generally accepted in the United States. The Black Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee's stock options, nor the restrictions on trading, lack of transferability or the ability of the employees to forfeit options prior to expiration. If the model adequately permitted consideration of these characteristics, the resulting estimate of the Company's stock options may be different.

PER SHARE DATA
--------------
Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted- average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PER SHARE DATA, CONTINUED
-------------------------

                                                         2003              2002             2001
                                                       --------          ---------        --------
  Numerators:
    Net income (loss) numerators for both
      basic and diluted EPS (in thousands)              $5,481          $(9,409)           $1,933
                                                        ======          =======            ======

  Denominators:
    Denominators for basic EPS
      Weighted-average common
        shares outstanding                          20,390,692       20,211,200        21,394,775
    Potentially dilutive shares
    Shares subject to redemption
        agreements (see Note 9)                         89,912               -            384,252
      Stock options                                    132,172               -             51,542
                                                    ----------       ----------        ----------

    Denominators for diluted EPS                    20,612,776       20,211,200        21,830,569
                                                    ==========       ==========        ==========

Certain exercisable stock options were excluded from the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options excluded from the calculations and the ranges of exercise prices were 903,500 and $11.00 - $19.50 in 2003, and 1,022,900 and $10.13 - $19.50 in 2001. In 2002 the Company incurred a loss, therefore potentially dilutive shares are not included because to do so would have an anti-dilutive effect on loss per share. Had the Company not recorded a loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been 1,333,400 and $7.38 - $19.50.

FOREIGN CURRENCY TRANSLATION
----------------------------
Most of the Company's foreign operations use the local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the statements of permanent shareholders' investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income. Net realized and unrealized gains and (losses) from re-measurement of foreign currency transactions were $0.06, $(0.05) and $(0.2) million for 2003, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying value of the Company's financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature.

USE OF ESTIMATES
----------------
The preparation of the Company's consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on the historic trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates; however, management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

NEW ACCOUNTING STANDARDS
------------------------
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised December 2003 (FIN 46(R)). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARDS- CONTINUED
-----------------------------------
returns or both. We do not have any special purpose entities, as defined, nor have we acquired a variable interest in an entity where we are the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004, for variable interest entities in which we hold a variable interest that we acquired on or before January 31, 2003. We do not expect that the implementation of Interpretation 46 (R) will have a material effect on our consolidated financial statements.

RECLASSIFICATIONS
-----------------
Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 3--SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States federal agency securities, state and municipal securities, mutual funds, corporate bonds and preferred stocks, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as other comprehensive income (loss) in permanent shareholders' investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets. The Company's short-term investments are generally due on demand with no set maturity.

The carrying value of the Company's investments is as follows (in thousands):

                                                                  2003                       2002
                                                         ----------------------       ------------------
                                                                        Market                   Market
                                                          Cost          Value          Cost      Value
                                                         ------        -------        ------     -------

Investments:
   State and municipal securities                        $2,305       $2,305        5,515       5,515
  Mutual funds                                            1,530        1,036        1,530         839
  Corporate bonds                                             -           -           100         102
  Preferred stocks                                           10            9        1,117         982
                                                         ------       ------      -------      ------

                                                          3,845        3,350        8,262       7,438
Unrealized losses                                          (495)          -          (824)         -
                                                         ------       ------      -------      ------

    Totals                                               $3,350       $3,350       $7,438      $7,438
                                                         ======       ======       ======      ======

Management has reviewed the unrealized losses in the Company's mutual fund holdings as of January 3, 2004, and has determined that they are temporary in nature; accordingly, no losses have been recognized as of that date.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value.

The Company completed two acquisitions in 2003 for which goodwill was recorded (See Note 10). In April 2003, X-Rite, Ltd. recorded $1.1 million of goodwill in connection with its acquisition of the ccDot meter product line of Centurfax Ltd. for $1.56 million. In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. valued at $11.0 million in cash and stock. Annual impairment testing of the goodwill for these acquisitions will be conducted in the fourth quarter of each year beginning in 2004.

In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results and will explore alternatives for its Coherix subsidiary including a possible sale. Due to uncertainty over the ultimate value of the technology, the Company recorded an impairment charge of $1.9 million for the related goodwill.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS- CONTINUED

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

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred, therefore a non cash charge of $7.6 million, or 38 cents per share was recorded and classified as a cumulative effect of change in accounting principle as required by SFAS No. 142. This charge was not tax benefited due to the majority of the underlying goodwill not previously being deductible (see Note 7). The decline in fair value of the Labsphere and Optronik reporting unit was primarily attributable to a decline in revenue and profitability for the unit. This decline has led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining reporting units exceeded their net book value; therefore, no impairment charges were recorded for these units at the time. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

If the non-amortization provisions of SFAS No.142 had been applied in 2001, amortization expense would have been reduced by $1.0 million. The table below reconciles reported net earnings to adjusted net earnings for 2001 had the non-amortization provisions of SFAS No.142 been applied to that year. (in thousands, except per share data)


         Reported net income (loss)                              $1,933
         Add back: Goodwill amortization, net of tax                984
                                                                 ------
         Adjusted net income (loss)                              $2,917
                                                                 ======


         Basic earnings (loss) per share:
         Reported basic net income (loss) per share               $.09
         Goodwill amortization                                     .05
                                                                  ----
         Adjusted basic earnings (loss) per share                 $.14
                                                                  ====

         Diluted earnings (loss) per share:
         Reported earnings (loss) per share                       $.09
         Goodwill amortization                                     .04
                                                                  ----
         Adjusted earnings (loss) per share                       $.13
                                                                  ====

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS- CONTINUED

A summary of changes in goodwill for the years ending December 28, 2002 and January 3, 2004, respectively by reporting unit is as follows (in thousands):

                                                      X-Rite,                                               Monaco
                                    Coherix       Mediterranee        Labsphere      X-Rite, Ltd.          Systems          Total
                                    --------      ------------       -----------     ------------         ---------         ------

Balance December 29, 2001           $ 1,941               $164           $ 7,494           $   -            $    -        $ 9,599
  Acquisitions                            -                  -                 -               -                 -              -
  Foreign Currency Adjustments            -                 30               121               -                 -            151
  Impairments                             -                  -            (7,615)              -                 -         (7,615)
                                    --------              ----           -------          -------           ------        -------

Balances December 28, 2002          $ 1,941               $194           $     -           $   -            $    -        $ 2,135

  Acquisitions                            -                  -                 -           1,108             5,532          6,640
  Foreign Currency Adjustments            -                 39                 -             135                 -            174
  Impairments                        (1,941)                 -                 -               -                 -         (1,941)
                                    --------              ----           -------          -------           ------        -------

Balances January 3, 2004            $     -               $233           $     -          $1,243            $5,532        $ 7,008
                                    ========              ----           =======          =======           ======        =======

The Company includes its acquired intangible assets in other noncurrent assets on the Consolidated Balance Sheets. Amortization expense is recorded on a straight line basis with expected lives that vary from five to fifteen years. Amortization expense was $.3 and $.02 million for the years ending January 3, 2004 and December 28, 2002, respectively.

A summary of changes in intangible assets during the year ending January 3, 2004 is as follows (in thousands):

                                                                                                  Foreign
                                                                             Accumulated         Currency
                                                2002       Acquisitions     Amortization       Adjustments            2003
                                                -----      ------------     ------------       -----------            -----

         Customer relationships                  $ -             $2,548           $(139)              $ -            $2,409
         Trademarks and trade names                -                966             (43)                 8              931
         Technology and patents                   338               585            (211)                 9              721
         Covenants                                 -                580             (71)                24              533
                                                  ---              ----            -----               ---             ----

Total                                            $338            $4,679           $(464)               $41           $4,594
                                                 ====            ======           =====                ===           ======

Estimated amortization expense for intangible assets for each of the succeeding five years is as follows: (in thousands)

           2004          $593
           2005           563
           2006           561
           2007           556
           2008           337

NOTE 5--REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank, which provides for maximum borrowings of $25 million with interest at 1.5% over the "Effective Federal Funds Rate" (4% at January 3, 2004). The borrowings are unsecured and no compensating balances are required by the agreement. There were no significant borrowings under this agreement during 2003, 2002 or 2001.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--RESTRUCTURING

In September 2001, the Company announced a workforce reduction plan and recorded a $0.9 million pretax charge to earnings. The charge was classified separately as a component of operating expense under the caption of "Restructuring Charge" and represented costs associated with non-voluntary termination benefits for approximately 60 positions. Benefit payments began during the fourth quarter of 2001. As of December 28, 2002, 60 positions were eliminated. Benefit payments were completed during the year ending January 3, 2004.

NOTE 7--INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                      2003              2002         2001
                                    -------           --------     --------
              Current:
                  Federal           $ 2,521            $  192      $(4,264)
                  State                 200               157          180
                  Foreign               110               (16)         (35)
                                    -------           --------     --------
                                      2,831               333       (4,119)
              Deferred:
                  Federal            (4,033)              688        4,119
                                    -------           --------     --------

                                    $(1,202)           $1,021      $  -
                                    =======           ========     ========

Major components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        2003               2002
                                                       ------             ------
Assets:
  Inventory reserves                                    $ 813             $ 685
  Accounts receivable reserves                            311               253
  Amortization of intangible assets                     2,411             2,320
  Impairment reserves                                   3,462             2,803
  Financial accruals and reserves
    not currently deductible                            2,299             1,613
                                                       ------            -------

                                                        9,296             7,674
  Valuation allowance                                    (332)           (3,135)
                                                       ------            -------

Deferred income tax assets                              8,964             4,539
                                                       ------            -------

Liabilities:
  Depreciation                                            367               258
  Software development costs                            1,171               996
  Deferred expenses                                       108                 -
                                                       ------            -------

Deferred income tax liabilities                         1,647             1,254
                                                       ------            -------

Net deferred income tax assets                         $7,318            $3,285
                                                       ======            ======

In 2002, valuation reserves of $2.8 million were recorded in connection with the write downs of the XRV investment portfolio in 2001 and 2002. At that time, the Company was not assured that these write downs would be fully deductible and a valuation allowance was established. In the December 2003, a qualified tax strategy was put in place that would allow for the ultimate realization of these benefits, and the valuation allowance was reversed.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--INCOME TAXES- CONTINUED

The following table represents a reconciliation of income taxes at the United Stated statutory rate with the effective rate as follows (in thousands):

                                                                  2003             2002              2001
                                                                 ------           ------            ------
Income taxes (benefit) computed at statutory rate of 35%       $ 1,498           $ (271)            $ 677
Increase (decrease) in taxes resulting from:
   Founder's stock redemption program                               81              489               365
   Change in valuation reserves                                 (2,803)           3,135                 -
   Non deductible goodwill                                           -                -               209
   Foreign sales corporation                                      (569)            (816)             (865)
   State income taxes                                              130              102               117
   Other                                                           461           (1,618)             (503)
                                                               -------           ------             -----
                                                               $(1,202)          $1,021             $   -
                                                               =======           ======             =====

Cash (refunded) or expended for income taxes was $2.7, $(5.9) and $5.1 million in 2003, 2002 and 2001, respectively.

NOTE 8--EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plans was $0.5, $0.4 and $0.4 million in 2003, 2002 and 2001, respectively.

The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased. During 2003, 2002 and 2001, employees purchased 26,690, 28,549 and 32,711 shares, respectively. The weighted average fair value of shares purchased was $9.47, $8.36 and $8.54 in 2003, 2002 and 2001, respectively. At January 3,
2004, 708,594 shares were available for future purchases.

The Company has two stock option plans covering 4.0 million shares of common stock. These plans permit options to be granted to key employees and the Company's Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules of six months to two years, which is determined at the time of grant. No options are exercisable after ten years from the date of grant. At January 3, 2004, 3.6 million shares were available for future granting. A summary of shares subject to options follows:

                                                         2003                    2002                    2001
                                             ------------------------      ------------------      ------------------
                                                           Weighted                Weighted                Weighted
                                                            Average                 Average                Average
                                                           Exercise                Exercise                Exercise
                                             Shares          Prices      Shares      Prices      Shares      Prices
                                             ------          ------      ------      ------      ------      ------

 Outstanding at beginning of year            1,854,600       $11.62   1,687,400      $12.11   1,541,300      $12.53
   Granted                                     362,961         8.71     252,500        7.68     266,500        8.63
   Exercised                                   (44,000)        7.28     (25,000)       6.93     (53,500)       6.35
   Canceled                                   (106,100)       10.73     (60,300)      10.73     (66,900)      12.56
                                             --------                 ---------               ---------

 Outstanding at end of year                  2,067,461        11.25   1,854,600       11.62   1,687,400       12.11
                                             =========                =========               =========

Exercisable at end of year                   1,678,910        11.94   1,582,100       12.24   1,406,400       12.77
                                             =========                =========               =========

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--EMPLOYEE BENEFIT AND STOCK PLANS- CONTINUED

A summary of stock options outstanding at January 3, 2004 follows:

                                       Outstanding                                Exercisable
                           --------------------------------------           ---------------------------
                                                        Weighted
                                           Weighted      Average                             Weighted
                                            Average    Remaining                              Average
                                           Exercise  Contractual                             Exercise
      Price Ranges            Shares          Price  Life(Years)              Shares            Price
      ------------            ------          -----  -----------              ------            -----

   $ 6.38 - $ 8.51           732,410         $ 7.28          7.3             506,410          $ 7.32
      9.11 - 12.00           614,051           9.99          6.6             451,500            10.08
     13.00 - 15.00           239,500          13.89          3.5             239,500            13.89
     15.63 - 19.50           481,500          17.56          2.6             481,500            17.56
                             -------                                         -------

                           2,067,461          11.25          5.6           1,678,910            11.94
                           =========                                       =========

The Company has a Cash Bonus Conversion Plan covering 400,000 shares of stock. This plan provides an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, in an amount equal to their annual cash bonus. Shares are issued in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse by 20 percent after six months and an additional 20 percent annually thereafter. During 2003, 5,330 shares were issued under this plan, no shares were forfeited, forfeiture provisions expired on 35,703 shares and restrictions were lifted on 32,352 shares that were due to expire in 2004 and 2005. At January 3, 2004, 27,455 shares remain subject to forfeiture provisions and restrictions on transferability. During 2002, no shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 56,993 shares. During 2001, 106,450 shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 23,031 shares.

The difference between the purchase price and the fair value of the restricted stock at the date of purchase, if any, for remaining shares subject to forfeiture provisions has been recorded as unearned compensation. This amount is included as a separate component of permanent shareholders' investment under the caption Stock Conversion Program. The unearned compensation is being charged to expense as the forfeiture provisions lapse. The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. Shares awarded were 11,000, 4,500 and 2,500 in 2003, 2002 and 2001, respectively. At January 3, 2004, there were 327,200 shares available for future awards.

NOTE 9--FOUNDERS' STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company's outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders' estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. The Company anticipates that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company's purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. In 2003, the Company's investment results on its insurance portfolio exceeded the underlying policy costs by $0.6 million. This income was classified as a component of general and administrative expenses. In 2002 and 2001, policy costs exceeded investment results by $1.4 and $1.0 million respectively.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--FOUNDERS' STOCK REDEMPTION AGREEMENTS- CONTINUED

The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to account for its temporary shareholders' investment related to the Founders' Shares Redemption program as a long term liability. Because the underlying shares in the program are the Company's common stock, they will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

The remaining shares subject to the agreements have been classified on the balance sheet as a long term liability. The valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding January 3, 2004. At December 28, 2002 the valuation of $34.2 million was determined by multiplying the applicable shares by the minimum purchase price of $10, since the average closing price of the Company's common stock, after applying the 10 percent discount, for the ninety trading days preceding that date was less than $10. The increase in the value of this liability in 2003 was classified as interest expense and included as a component of other income (expense).

Dividend payments of $0.2 million paid on program shares during the third and fourth quarters of 2003 have been classified as interest expense as required by SFAS 150.

NOTE 10--ACQUISITIONS

In March 2003, the Company acquired the ColoRx (R) spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company has assumed service and support obligations for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

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

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The Company expects that this acquisition will enhance its position and product offerings in the color management software markets. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock. These payouts are contingent upon the seller's continued employment with the Company to certain future dates and will be recorded as additional goodwill if paid. Total acquisition related costs of $0.5 million were incurred as a result of this transaction and have been included in the determination of purchase price. The cash portion of the transaction was funded from the Company's operating funds and short term investments.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--ACQUISITIONS - CONTINUED

Tangible and intangible assets acquired in the purchase include the entire Monaco line of color management products, all operating assets, trademarks and trade names, technology and patents, covenants not to compete, customer relationship intangibles and goodwill.

The results of Monaco Systems' operations have been included in the condensed consolidated financial statements since the date of acquisition.

The following represents the allocation of the purchase price to the acquired assets and assumed liabilities as of July 1, 2003. Recorded goodwill will be deducted for tax purposes over a 15 year period. (in thousands)

Net tangible assets acquired                          $ 718
Intangible Assets
   Customer relationships                    2,087
   Trademarks and trade names                  875
   Technology and patents                      483
   Covenants not to compete                    311
                                             -----

   Subtotal                                           3,756
Goodwill                                              5,532
                                                      -----

Total                                               $10,006
                                                    =======

Acquired intangible assets will be amortized over the following periods:

Customer relationships                    15 years
Trademarks and trade names                15 years
Technology and patents                     5 years
Covenants not to compete                   5 years

Weighted average amortization period        12.5 years

The following unaudited pro forma consolidated results of operations for the years ended January 3, 2004 and December 28, 2002, respectively, assumes the acquisition of Monaco Systems occurred as of the beginning of the period (in thousands, except share and per share data).

                                                    2003                2002
                                                 ----------          -----------
Net sales                                          $119,926            $102,314
Net income (loss)                                     5,919              (1,711)

Earnings per share:
  Basic                                               $0.29              $(0.08)
  Diluted                                             $0.29              $(0.08)

Weighted Average Shares Outstanding
  Basic                                          20,517,082          20,463,981
  Diluted                                        20,740,199          20,463,981

The pro forma results above include certain adjustments to give effect to amortization of intangible assets and certain other adjustments and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred, had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

                      X-RITE, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--CONTINGENCIES, COMMITMENTS AND GUARANTEES

On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. commenced litigation against the Company in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. Patents by the Company's ShadeVision(TM) system. In August 2003 the Company entered into a confidential settlement agreement with the plaintiffs under which the Company has a worldwide license to use the patented technology. The resolution of this matter did not have a material adverse effect on the Company's consolidated financial statements.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.2 million at January 3, 2004.

The Company's product warranty reserves and operating lease commitments are not significant.

NOTE 12--SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected quarterly financial data for the two years ended January 3, 2004 is summarized as follows:

                                               (000's except per share data)
    -------------------------- ------------ ------------ --------------- ------------ --------------
                                                                                         DILUTED
                                                              OPERATING         NET        EARNINGS
                                               GROSS            INCOME        INCOME        (LOSS)
             QUARTER              SALES       PROFIT            (LOSS)        (LOSS)      PER SHARE (2)
    -------------------------- ------------ ------------ --------------- ------------ --------------
            2003:
      First Quarter               $ 23,625      $15,221         $ 1,560      $ 1,012       $ .05
      Second Quarter                28,197       17,646           2,563        1,961         .10
      Third Quarter                 26,818       16,767             637          301         .01
      Fourth Quarter                38,504       25,100           3,969        2,207         .11
                                  --------      -------         -------      -------       -----
                                  $117,144      $74,734         $ 8,729      $ 5,481       $ .27
                                  ========      =======         =======      =======       =====
    -------------------------- ------------ ------------ --------------- ------------ --------------
            2002:
      First Quarter (1)           $ 20,956      $12,284         $ (324)      $(7,874)      $(.39)
      Second Quarter                24,401       15,537          1,601        (5,488)       (.27)
      Third Quarter                 22,246       13,980            315           252          .01
      Fourth Quarter                30,865       19,768          4,839         3,701          .18
                                  --------      -------         -------      -------       -----
                                  $ 98,468      $61,569         $6,431       $(9,409)      $(.47)
                                  ========      =======         =======      =======       =====
    -------------------------- ------------ ------------ --------------- ------------ --------------

(1)      In the fourth quarter of 2002, the Company completed its transitional testing in connection with its adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. See Note 4 to
         the financial statements. The resulting adjustment was recorded as a cumulative effect of change in accounting principle of $7.6 million, or 38 cents per share, retroactive to the first quarter of 2002 requiring a restatement of the loss and loss per share previously reported in that quarter of $(259) and $(.01).

(2)      In 2002 the Company incurred a loss. Therefore, potentially dilutive shares are not considered in the per share amounts, because to do so would have an anti-dilutive effect on loss per share.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

X-Rite, Incorporated (the Company) determined for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (Arthur Andersen) and to engage the services of Ernst and Young LLP (Ernst and Young) as its new independent auditors. The change in auditors was approved by the Board of Directors of the Company, effective as of May 21, 2002. As a result, Ernst and Young audited the consolidated financial statements of the Company and its subsidiaries for the years ended January 3, 2004 and December 28, 2002.

Arthur Andersen's reports on the Company's consolidated financial statements for the year ending December 29, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 29, 2001 and through May 21, 2002 (the Relevant Period), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (Reportable Events) of the Commission's Regulation S-K.

During the Relevant Period, neither the Company nor anyone acting on its behalf consulted with Ernst and Young regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has not been able to obtain after reasonable efforts, the re-issued reports or consent of Arthur Andersen, LLP, related to the 2001 consolidated financial statements and financial statement schedule given the circumstances surrounding Arthur Andersen's cessation of its operations. Therefore, a copy of their previously issued report has been included.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report on Form 10-K, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the fiscal year ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      DIRECTORS

Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated by reference.

(b)      OFFICERS

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant."

(c)      COMPLIANCE WITH SECTION 16(A)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance with Reporting Requirements" in the definitive Proxy Statement for the 2004 Annual meeting of Shareholders and is incorporated herein by reference.

(d)      CODE OF ETHICS

The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The code of ethics is posted on the Company's website at www.xrite.com. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting such information on the Company's website. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations at corporate headquarters.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners and Equity Compensation Plan Summary" contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is incorporated by reference.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

    The information contained under the caption "Our Relationship with Our Independent Auditors" contained in the definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

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

(A)2 THE FOLLOWING FINANCIAL STATEMENTS SCHEDULE IS FILED AS A PART OF THIS REPORT BEGINNING ON PAGE 45:

         Report of Independent Auditors on Financial Statement Schedule and
         Schedule II Valuation and Qualifying Accounts and Reserves for the years ended January 3, 2004 and December 28, 2002.

         Copy of the Report of Independent Public Accountants on Financial Statement Schedule and Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 29, 2001 and December 30, 2000.

         Schedule II Valuation and Qualifying Accounts

(B)      REPORTS ON FORM 8-K

         Current Report on Form 8-K furnished to the Commission on October 16, 2003 announcing the Company's results from operations for the quarter ending September 27, 2003.

(C)      SEE EXHIBIT INDEX LOCATED ON PAGE 51.

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

X-RITE, INCORPORATED


         March 16, 2004             /s/ Michael C. Ferrara
                                    --------------------------------------------
                                    Michael C. Ferrara Chief Executive Officer

         March 16, 2004             /s/ Mary E. Chowning
                                    --------------------------------------------
                                    Mary E. Chowning, Vice President and Chief
                                    Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 16th day of March, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Michael C. Ferrara and Mary E. Chowning, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


         /s/ Peter M. Banks                      /s/ Stanley W. Cheff
         ---------------------------------       -------------------------------
         Dr. Peter M. Banks, Director            Stanley W. Cheff, Director


         /s/ Michael C. Ferrara                  /s/ L. Peter Frieder
         ---------------------------------       -------------------------------
         Michael C. Ferrara, Director            L. Peter Frieder, Director


         /s/ James A. Knister                    /s/ Paul R. Sylvester
         ---------------------------------       -------------------------------
         James A. Knister, Director              Paul R. Sylvester, Director


         /s/ John E. Utley                       /s/ Ronald A. Vandenberg
         ---------------------------------       -------------------------------
         John E. Utley, Director                 Ronald A. VandenBerg, Director


         /s/ Mark D. Weishaar
         ----------------------------------
         Mark D. Weishaar, Director

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of X-Rite, Incorporated:

We have audited the consolidated financial statements of X-Rite, Incorporated and subsidiaries as of January 3, 2004 and December 28, 2002 and for each of the two years in the period ended January 3, 2004 and have issued our report thereon dated January 29, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP


Grand Rapids, Michigan
January 29, 2004

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

/s/Arthur Andersen LLP


Grand Rapids, Michigan
January 29, 2002

VALUATION AND QUALIFYING ACCOUNTS
X-RITE, INCORPORATED
(in thousands)

                                                                            Additions        Deducted
                                                             Balance at     Charged to          from         Balance
                                                             Beginning        Costs &        Costs &          at end
                                                             of Period       Expenses        Expenses       of Period
                                                             ---------       --------        --------       ---------
YEAR ENDED JANUARY 3, 2004

Allowance for losses on accounts receivable                      $1,207           $606           $286          $1,527
Restructuring reserve                                               173             -             173              -

YEAR ENDED DECEMBER 28, 2002

Allowance for losses on accounts receivable                       1,237            281            311           1,207
Restructuring reserve                                               515             -             342             173

YEAR ENDED DECEMBER 30, 2001

Allowance for losses on accounts receivable                       1,506            494            763           1,237
Restructuring reserve                                                -             862            347             515


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

3(d)     Certificate of Amendment to Restated Articles of Incorporation amending
         Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

3(e) Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated February 10, 2004.

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

*10(a) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(b) X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company's 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(c) Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(d) Employment Agreement dated April 17,1998 between the registrant and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(e) Form of X-Rite, Incorporated Founders' Redemption Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 Commission File No. 0-14800) and incorporated herein by reference)

*10(f) First Amendment to X-Rite, Incorporated Founders' Redemption Agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(g) Chairman's agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(h) Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(i) Deferred compensation trust agreement dated November 23, 1999 between the registrant and Richard E. Cook. (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No.0-14800) and incorporated herein by reference)

*10(j) Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC the registrant, Dr. Peter M. Banks and Mr. James A. Knister. (filed as exhibit to Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(k) Employment Agreement dated June 12, 2001 between the registrant and Michael C. Ferrara (filed as exhibit to Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(l) First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan dated May 24, 2001 (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(m) First Amendment to the Chairman's Agreement dated September 13, 2001 entered into between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(n) Form of Indemnity Agreement entered into between the registrant and members of its board of directors and officers together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(o) Form of Indemnity Agreement entered into between the registrant and Paul R. Sylvester (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(p) Form of Indemnity Agreement entered into between the registrant and Mark D. Weishaar (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(q) X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company's 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(r) X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company's 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(s) A Severance Agreement and Release entered into between the registrant and Richard E. Cook, effective as of March 7, 2003(filed as exhibit to Form 10-K for the year ended December 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(t) A Severance Agreement and Release entered into between the registrant and Duane F. Kluting, effective as of July 24, 2003,(filed as exhibit to Form 10-Q for the quarter ended September 27, 2003 (Commission File No. 0-14800) and incorporated herein by reference)

*10(u) Employment Agreement entered into between the registrant and Michael C. Ferrara, effective as of September 30, 2003,(filed as exhibit to Form 10-Q for the quarter ended September 27, 2003 (Commission File No. 0-14800) and incorporated herein by reference)

*10(y) Second Amendment to the Operating Agreement entered into between the registrant and XR Ventures, LLC, effective December 12, 2003.

14       X-Rite, Incorporated Code of Ethics for Senior Executive Team.

16 Letter from Arthur Andersen LLP regarding change in certifying accountant (filed as exhibit to Form 8-K dated May 21, 2002 and incorporated herein by reference)

21       Subsidiaries of the registrant

23(a) Consent of independent auditors, Ernst & Young LLP, for the year ending January 3, 2004.

23(b)    Information Concerning Consent of Arthur Andersen, LLP.

31.1 Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2 Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
         1350).

32.1 Certificate of Michael C. Ferrara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certificate of Mary E. Chowning to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).