Form 10-Q
period 2004-04-03
X RITE INC
filed 2004-05-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 3, 2004

Commission file number 0-14800

X-RITE, INCORPORATED

(Name of registrant as specified in charter)

Michigan	38-1737300
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 44th Street S.W., Grandville, Michigan 49418

(Address of principal executive offices)

616-534-7663

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

On May 1, 2004, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,744,760.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	April 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,393	$10,752
Short-term investments	1,715	3,350
Accounts receivable, less allowance of $1,560 in 2004 and $1,527 in 2003	18,696	22,815
Inventories	16,352	16,014
Deferred taxes	1,956	1,656
Prepaid expenses and other current assets	2,258	1,526

	48,370	56,113
Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,163	17,123
Machinery and equipment	17,340	17,136
Furniture and office equipment	18,603	18,524
Construction in progress	1,636	696

	57,020	55,757
Less accumulated depreciation	(35,977)	(35,564)

	21,043	20,193
Other assets:
Cash surrender values (founders policies)	25,093	21,044
Goodwill	7,036	7,008
Capitalized software (net of accumulated amortization of $6,397 in 2004 and $5,943 in 2003)	4,252	3,727
Other intangible assets	4,455	4,594
Deferred taxes	5,299	5,662
Other noncurrent assets	1,674	1,342

	47,809	43,377

	$117,222	$119,683

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands, except share data)

	April 3, 2004	January 3, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,666	$4,574
Accrued liabilities:
Payroll and employee benefits	4,972	8,501
Income taxes	1,560	2,378
Other	2,375	2,761

	13,573	18,214

Value of shares subject to redemption agreements; 3,420,000 shares issued and outstanding, in 2004 and 2003 respectively	39,625	34,857

Shareholders’ investment:
Common stock	1,731	1,714
Additional paid-in capital	11,080	9,350
Retained earnings	49,437	53,627
Accumulated other comprehensive income	1,855	1,944
Stock conversion program	(79)	(23)

	64,024	66,612

	$117,222	$119,683

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$28,528	$23,625
Cost of sales	10,371	8,404

Gross profit	18,157	15,221
Operating expenses:
Selling and marketing	8,045	7,211
General and administrative	4,329	3,352
Research, development and engineering	4,077	3,098

	16,451	13,661

Operating income	1,706	1,560

Other income (expense)	(65)	40
Interest expense	(4,862)	—
Write-down of other investments, net	—	(140)

Income (loss) before income taxes	(3,221)	1,460

Income taxes	546	448

Net income (loss)	$(3,767)	$1,012

Earnings (loss) per share:

Basic	$(.18)	$.05

Diluted	(.18)	.05

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	April 3, 2004	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,767)	$1,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,354	1,307
Allowance for doubtful accounts	102	86
Deferred income taxes	63	421
Increase in value of shares subject to redemption agreements	4,768	—
Investment impairment	—	140
Other	15	147
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	3,895	1,012
Inventories	(432)	(181)
Prepaid expenses and other current assets	(1,092)	(1,655)
Accounts payable	81	(588)
Income taxes payable	(805)	(556)
Other current and non current liabilities	(3,884)	(432)

Net cash provided by operating activities	298	713

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	2,685	2,615
Proceeds from maturities of short-term investments	15	—
Purchases of short-term investments	(1,065)	—
Capital expenditures	(1,629)	(1,163)
Investment in founders life insurance, net	(4,049)	(3,474)
Increase in other investments	—	(105)
Increase in other assets	(984)	(517)
Acquisitions	—	(450)
Other investing activities	29	177

Net cash used for investing activities	(4,998)	(2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(423)	(506)
Issuance of common stock	1,669	58

Net cash provided by (used for) financing activities	1,246	(448)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	95	34

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,359)	(2,618)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,752	10,100

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$7,393	$7,482

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite’s 2003 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 3, 2004 and the results of its operations and its cash flows for the three month periods ended April 3, 2004 and March 29, 2003. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2—NEW ACCOUNTING STANDARDS

In March 2004, The Emerging Issues Task Force completed its consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-01 have other-than-temporary impairment. The Company adopted the quantitative and qualitative disclosure provisions of the EITF as of January 3, 2004. The Company is required to adopt the measurement provisions of EITF 03-01 in the third quarter of fiscal 2004. Adoption of EITF 03-01 is not expected to have a material impact on the company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as revised December 2003 (FIN 46(R)). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. We do not have any special purpose entities, as defined, nor have we acquired a variable interest in an entity where we are the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004, for variable interest entities in which we hold a variable interest that we acquired on or before January 31, 2003. Implementation of Interpretation 46 (R) did not have any effect on the Company’s consolidated financial statements as of April 3, 2004.

NOTE 3—SHORT-TERM INVESTMENTS

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT-TERM INVESTMENTS - continued

The carrying amount of the Company’s short-term investments is shown in the table below: (in thousands)

	April 3, 2004		January 3, 2004
	Cost	Market Value	Cost	Market Value
State and municipal securities	$670	$670	$2,305	$2,305
Mutual funds	1,530	1,036	1,530	1,036
Preferred stocks	10	9	10	9

	2,210	1,715	3,845	3,350

Allowance for unrealized losses	(495)	—	(495)	—

Total	$1,715	$1,715	$3,350	$3,350

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of April 3, 2004, and has determined that they are temporary in nature; accordingly, no losses have been recognized as of that date.

NOTE 4—INVENTORIES

Inventories consisted of the following: (in thousands)

	April 3, 2004	January 3, 2004
Raw materials	$5,774	$5,433
Work in process	4,102	4,090
Finished goods	6,476	6,491

Total	$16,352	$16,014

NOTE 5—INVESTMENTS CARRIED AT COST

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its mangers, Mr. James A. Knister and Dr. Peter M. Banks. Mr. Knister and Dr. Banks are also members of the Board of Directors of X-Rite, Incorporated. The Company funded acquisitions made by XRV and in exchange, will receive its investment back in full before any distributions are made. Subsequent to its formation, XRV has made investments in eleven different entities totaling $12.0 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost. The Company periodically evaluated the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline was determined to be other than temporary, the carrying value was adjusted to the then current fair value and a loss was recognized. At various times in 2003, 2002 and 2001 the Company performed comprehensive assessments of the continuing value of each XR Ventures investment. Based on the erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy, the Company concluded that the value of certain investments had been permanently impaired. Therefore the Company recorded charges of $3.7, $7.2 and $1.1 million in 2003, 2002 and 2001 respectively.

In 2002 and 2001 the Company concluded that it may not be able to realize tax benefits related to these impairments, therefore, it did not record a tax benefit at that time. In 2003, the Company re-evaluated that position and concluded the execution of certain qualified tax strategies which the Company is capable of completing, would allow for the realization of these tax benefits. Accordingly a tax benefit of $2.8 million was recorded in the fourth quarter of 2003 related to the prior year’s impairments.

At January 3, 2004, all venture capital investments have been fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

During 2003, the Company recorded goodwill in connection with two completed acquisitions. In April 2003, X-Rite, Ltd. recorded $1.1 million of goodwill in connection with its acquisition of the ccDot meter product line of Centurfax Ltd. for $1.56 million. In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. valued at $11.0 million in cash and stock. Annual impairment testing of the goodwill for these acquisitions will be conducted in the fourth quarter of each year beginning in 2004.

During 2003, the Company completed the annual impairment testing of goodwill as recorded by X-Rite, Mediterranee. This test indicated that the fair value of the reporting unit exceeded their book value; therefore, no impairment charge was necessary.

A summary of changes in goodwill by reporting unit during the quarter ended April 3, 2004, consisted of the following (in thousands):

	January 3, 2004	Foreign Currency Adjustments	April 3, 2004
Monaco Systems	$5,532	$—	$5,532
X-Rite, Ltd.	1,243	35	1,278
X-Rite, Mediterranee	233	(7)	226

Total	$7,008	$28	$7,036

A summary of changes in intangible assets during the quarter ended April 3, 2004, consisted of the following (in thousands):

	January 3, 2004	Accumulated Amortization	Foreign Currency Adjustments	April 3, 2004
Customer relationships	$2,409	$(59)	$—	$2,350
Trademarks and trade names	931	(19)	2	914
Technology and patents	721	(42)	6	685
Covenants	533	(29)	2	506

Total	$4,594	$(149)	$10	$4,455

Estimated amortization expense for intangible assets as of April 3, 2004 for each of the succeeding years is as follows: (in thousands)

Remaining 2004	$445
2005	563
2006	561
2007	556
2008	337

NOTE 7—STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company has elected to account for stock-based compensation under APB Opinion No. 25 Accounting for Stock Issued to Employees.

The Company sets the exercise price of stock options granted equal to the market close on the date prior to the grant date, therefore, in accordance with APB Opinion No. 25 no compensation expense is recorded.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—STOCK-BASED COMPENSATION - continued

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

The following table summarizes the Company’s results as if it had recorded compensation expense for the 2003 and 2002 options grants: (in thousands)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income (loss)
As reported	$(3,767)	$1,012
Deduct compensation expense, fair value method	(1,081)	(76)

Pro forma net income (loss)	$(4,848)	$936

Basic and diluted net earnings (loss) per share:
As reported	$(.18)	$.05
Pro forma	$(.23)	$.05

NOTE 8—EARNINGS PER SHARE

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

	Three Months Ended
	April 3, 2004	March 29, 2003
Numerators:
Net income (loss) numerators for both basic and diluted EPS	$(3,767)	$1,012

Denominators:
Denominators for basic EPS
Weighted-average common shares outstanding	20,640	20,231
Potentially dilutive shares
Shares subject to redemption agreements	—	360
Stock options	—	28

Denominators for diluted EPS	20,640	20,619

For the quarter ended April 3, 2004, the Company incurred a loss, therefore potentially dilutive shares are not included because to do so would have an anti-dilutive effect on loss per share. Had the Company not recorded a loss, the number of stock options excluded in the calculation of diluted EPS and the range of exercise prices would have been 736,000 and $13.00 – $19.50. For the quarter ended March 29, 2003, certain exercisable stock options were excluded from the calculation of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options excluded from the calculations and the ranges of exercise prices were 1.3 million and $7.37 - $19.50 in 2003

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income and loss consisted of a net loss in 2004, net income in 2003, foreign currency translation adjustments and unrealized gain and losses on short-term investments. The comprehensive loss for the quarter ended April 3, 2004 was $3.9 million. For the quarter ended March 29, 2003, comprehensive income was $1.3 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10—ACQUISITIONS

In March 2003 the Company acquired the ColoRx ® spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company has assumed service and support for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd. for $1.5 million, including all intellectual property and related for the products. Centurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates and digital proofing solutions.

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million in X-Rite common stock

The following unaudited pro forma consolidated results of operations for the quarter ended March 29, 2003, assumes the acquisition of Monaco Systems occurred as of the beginning of the period (in thousands, except share and per share data).

March 29, 2003
Net sales	$24,665
Net income (loss)	1,086

Earnings per share:
Basic	$0.05
Diluted	$0.05

Weighted Average Shares Outstanding
Basic	20,357,596
Diluted	20,745,771

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

NOTE 11—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

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

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—FOUNDERS’ STOCK REDEMPTION AGREEMENTS continued

instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders Shares Redemption program to a long term liability. Future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense. Because the underlying shares in the program are the Company’s common stock, they will remain as a component of the calculation of basic and diluted earnings per share. The remaining shares subject to the agreements have been classified on the balance sheet as a long term liability. The valuation of $39.6 million was determined by multiplying the applicable shares by $11.59 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding April 3, 2004. At January 3, 2004, the valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding January 3, 2004. The increase in the value of this liability in 2004 and 2003, respectively, was classified as interest expense and included as a component of other income (expense).

Dividend payments of $0.09 million were paid on Founders’ program shares during the first quarters of 2003 and 2004 have been classified as interest expense as required by SFAS 150.

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

NOTE 13—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (“Plan”). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events or otherwise. Forward statements include, but are not limited to statements concerning liquidity, capital resources needs, tax rates dividends and potential new markets.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as “X-Rite” and “the Company”). This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

Overview of the First Quarter of 2004

During the first quarter of 2004, the Company continued to make progress in achieving sales and operating income improvements. Highlights include:

•	Record net sales, up 20.8 percent over the first quarter of 2003.
•	Gross margins were 63.6 percent.
•	Seventh consecutive quarter of year-over-year sales growth.
•	Operating income of $1.7 million with continued strong investments in engineering, sales and marketing.

The Company reported record first quarter 2004 net sales of $28.5 million, an increase of 20.8 percent over the first quarter of last year. Gross margins were 63.6 percent. Operating income was $1.7 million for the quarter, compared with $1.6 million in the first quarter of 2003. Prior year results included a non-recurring expense reimbursement from a large customer of $1.0 million related to the recognition of a supply agreement. Excluding 2003’s expense reimbursement, first quarter 2004 operating income increased $1.1 million. Operating income was 6.0 percent of sales in the first quarter of 2004 as compared with 2.4 percent in the prior year period, excluding the 2003 expense reimbursement

The Company reported a net loss in the first quarter of 2004 of $3.8 million or 18 cents per share due to a non-cash charge of $4.9 million (23 cents per share) related to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 requires certain long-term liabilities be adjusted quarterly based on the Company’s current stock price. These liabilities relate to the repurchase agreements with the Company’s founders, the value of which was previously reflected as temporary equity prior to the implementation of SFAS No. 150.

The following table contains non-GAAP (Generally Accepted Accounting Principles) financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations, Balance Sheets or Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP measure (those measures excluding specific items) is immediately preceded with the most directly comparable GAAP measure, and the difference in all cases is the exclusion of items the Company considers “non-recurring” due to their nature, size or infrequency. Those items included as specific items are discussed in several sections of this discussion and analysis. Each non-GAAP financial measure is presented because we monitor our business using this information, and we believe that it gives a more meaningful comparison of the results of our core business operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table reconciles the Company’s adjusted results to GAAP net income (loss) and earnings per share, for the first quarters of 2004 and 2003 respectively: (in thousands except for per share data)

	2004		2003
		EPS		EPS
Net income (loss) (GAAP basis)	$(3,767)	$(0.18)	$1,012	$0.05
Specific items (net of tax):
SFAS No. 150 adjustment	4,853	0.23	—	—
Expense reimbursement from customer	—	—	(680)	(0.03)

Net income and earnings per share excluding specific items	$1,086	$0.05	$332	$0.02

RESULTS OF OPERATIONS

Net Sales

The Company recorded sales in the first quarter of 2004 of $28.5 million, as compared to $23.6 million in the first quarter of 2003, an increase of $4.9 million or 20.8 percent. Sales in 2004 were the highest for any first quarter in Company history and marked the seventh consecutive quarter of sales growth. Sales increases were noted across all of the Company’s core color product lines, as well as the light measurement products group. Sales were down in the medical products line primarily due to the change in marketing methods instituted for the ShadeVision line. Geographically, sales gains were noted in each region the Company serves. Foreign exchange rates accounted for $0.9 million, or 18.3 percent of the quarter over quarter increase in sales.

Graphic Arts sales for the first quarter of 2004 were $13.7 million, as compared to $11.2 million for first quarter of 2003, an increase of $2.5 million or 22.3 percent. Sales gains were recorded by both of the Graphic Arts products groups, printing and imaging. Printing products sales increased 24.1 percent during the quarter, while sales of imaging products were up 19.1 percent as compared to the first quarter of 2003. The products acquired in the Monaco Systems and ccDot acquisitions have been fully integrated into the Graphic Arts product lines and were contributing factors to the quarter over quarter gain.

Industrial product sales were $6.7 million for the first quarter of 2004 as compared to $5.6 million for the first quarter of 2003, an increase of 1.1 million or 19.6 percent. Sales gains were recorded in both the traditional industrial and refinishing product lines as well as the teleflash product group.

The Retail product lines recorded sales of $4.3 for the first quarter of 2004, compared to $2.9 million in the comparable period of 2003. This is an increase of $1.4 million or 48.3 percent over 2003. These gains are attributable to both the strong shipments to large customers and the rollout under the Benjamin Moore contract which was signed in conjunction with the acquisition of the ColoRx product line acquisition in March 2003.

Sales of Labsphere’s light measurement products were $2.3 million in the first quarter of 2004 compared to $2.0 million in the first quarter of 2003, an increase of $0.3 million or 15 percent.

Sales of Other product lines were $1.5 million for the first quarter of 2004, compared to $1.9 million in 2003, a decrease of $0.4 million or 21 percent. Most of this decrease occurred in the ShadeVision line reflecting the marketing agreement with Sullivan Schein, Inc. This agreement provides Sullivan Schein with exclusive sales rights in North America for this instrument, in return for reduced pricing and responsibility for all sales and marketing costs.

As noted earlier, the Company experienced solid sales growth in each of the principal geographic markets it serves. The Asia Pacific region continues to be the fastest growing market for the Company with a sales increase of 43.7 percent, compared to the same period in 2003. Sales increases in North America, Europe and Latin America were 17.5, 17.1 and 12.9 percent respectively, as compared to 2003.

Cost of Sales and Gross Profit

Gross profit was $18.2 million for the first quarter of 2004 compared to $15.2 million for 2003, an increase of $3.0 million or 19.7 percent. The gross profit percentages were 63.6 and 64.4 percent for 2004 and 2003, respectively. The percentage decrease was caused primarily by changes in the sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Total operating expenses for the first quarter of 2004 were $16.5 million compared to $13.7 million in the first quarter of 2003, an increase of $2.8 million or 20.4 percent. In the first quarter of 2003, the Company received a one time payment of $1.0 million for the reimbursement of expenses in connection with renegotiation of a customer supply agreement, which was classified as a reduction of general and administrative expenses, thereby lowering that line item. Had this transaction not occurred, the quarter over quarter increase for total operating expenses would have been $1.8 million or 12.2 percent.

Of the $1.8 million increase noted above, $0.8 million was for operating expenses incurred by Monaco Systems, which was acquired in July 2003. Changes in foreign exchange rates also accounted for $0.4 million of additional expense.

The following table compares operating expense components as a percentage of net sales with adjustment for the aforementioned customer expense reimbursement. This metric is an important element of the Company’s strategic planning process.

Operating Expenses	2004		2003 As Reported		2003 As Adjusted
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Selling and marketing	$8.1	28.4%	$7.2	30.5%	$7.2	30.5%

General and administrative:	4.3	15.1%	3.4	14.4%	3.4	14.4%
Expense reimbursement from customer	—	—	—	—	1.0	4.2%

Subtotal General and administrative	4.3	15.1%	3.4	14.4%	4.4	18.6%

Research, development and engineering	4.1	14.4%	3.1	13.1%	3.1	13.1%

Total operating expenses	$16.5	57.9%	$13.7	58.0%	$14.7	62.2%

Selling and marketing expenses were $8.1 million for the first quarter of 2004, compared to $7.2 million for the same period in 2003, an increase of $0.9 million or 12.5 percent. Cost savings were noted in 2004 as compared to 2003 due to the elimination of sales and marketing efforts for the Coherix unit and ShadeVision product line. These savings were offset by increased headcounts in Europe, the negative effects of foreign exchange rates in Europe and costs for the Monaco sales and marketing efforts of $0.2 million. Total selling and marketing expenses have decreased as a percentage of net sales from 30.5 to 28.4 percent.

General and administrative (G&A) expenses were $4.3 million for the first quarter of 2004, compared to $3.4 million for the same period in 2003, an increase of $0.9 million or 26.5 percent. When adjusted for the previously noted customer expense reimbursement of $1.0 million, 2004 was slightly lower than 2003. The incremental G&A costs associated with the Monaco Systems operations were $0.3 million in the first quarter of 2004. Higher foreign exchange rates in Europe increased our administrative expenses in our locations there. Despite these factors, G&A expenses as a percentage of net sales have decreased in 2004 as compared to the adjusted 2003 balance noted above. This decrease reflects the Company’s on-going cost containment efforts.

Research, development and engineering (RD&E) expenses were $4.1 million for the first quarter of 2004, compared to $3.1 million for the comparable period in 2003, an increase of $1.0 million or 32.3 percent. This increase reflects the Company’s renewed emphasis on new product development in its core color markets, significant investments in both hardware and software product development. Included in the 2004 increase in expense is $0.3 million of incremental RD&E costs at Monaco Systems. As a percentage of sales, the RD&E spending increased from 13.1 to 14.4 percent in 2004. The Company is planning to invest at least 12 to 14 percent of net sales into RD&E for the foreseeable future. The development process will include the use of both additional internal staff, as well as external specialists.

Other Income (Expense)

Other income (expense) consists of investment income and gains and losses from foreign exchange. The Company’s investment portfolio consists of short term tax exempt bonds, and mutual funds and corporate securities. In the first quarter of 2004, gains on foreign exchange were offset by lower portfolio yields as well as a decrease in funds available for investment.

Interest Expense

In the first quarter of 2004 the Company incurred $4.9 million of interest expense. Almost all of this expense was recorded in connection with the adoption of SFAS No. 150. As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, and below in financing and investing activities these costs represent the potential increase in the ultimate payout under the Founders’ Shares redemption program, as well as dividend payments made on program shares. Future calculations of this charge are tied to changes in the price of the Company’s stock; as required by SFAS No. 150, therefore it is not possible to project with any certainty the impact on future earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

The Company recorded an income tax expense of $0.5 million against a pre-tax loss of $3.2 million for the first quarter of 2004. The provision calculation was negatively impacted by the non deductible aspects of the Founders’ Shares redemption program adjustment of $4.9 million. As previously noted, the Company does not believe it can project future adjustments to the Founders’ Shares redemption liability with certainty, due to unpredictable variables in the calculation as required by SFAS No. 150. The Company’s tax rate for the first quarter of 2004, excluding the Founders’ Shares redemption adjustment, is 33.3 percent. In the first quarter of 2003 the effective rate was 30.7 percent. The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and tax credits.

Net Income (Loss)

The Company recorded a net loss of $3.8 million for the first three months of 2004 compared to a net income of $1.0 million for the same period of 2003. The basic per share loss was ($.18) in 2004, compared to basic and diluted earnings of $.05 per share in 2003. Common stock equivalent calculations were not presented for 2004 due to the anti-dilutive effect they have on per share calculations when there is a net loss.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was slightly higher in 2004 due to shares being issued in July 2003, for the Monaco Systems acquisition and stock option activity in the first quarter of 2004.

Liquidity and Capital Resources

At April 3, 2004, cash, cash equivalents and short term investments totaled $9.1 million compared to $14.1 million at January 3, 2004, a decrease of $5.0 million. Operating activities for the first quarter of 2004 provided a positive cash flow of $0.3 million. Investing activities required the use of $5.0 million, while financing activities provided funds of $1.2 million. Foreign exchange rates caused an increase in cash of $0.1 million. In the first quarter of 2003, funds provided by operating activities were $0.7 million. Net cash used for investing and financing activities was $2.9 and $0.4 million, respectively.

Operating Activities

Net cash provided by operating activities was $0.3 million in the first quarter of 2004 compared with $0.7 million for the same period of 2003, a decrease of $0.4 million or 57.1 percent. In 2004, net cash provided by operating activities was comprised of a net loss of $3.8 million adjusted for non cash items of $6.3 million and net cash used for changes in operating assets and liabilities of $2.2 million. Included in the non cash items were expenses that reduced net income but did not require the use of cash. These items included $1.4 million for depreciation and amortization and an increase in the value of shares subject to redemption agreements of $4.8 million. Working capital changes in cash included an increase in other current and non current assets of $1.1 million as well as a decrease in other current liabilities of $4.7 million. These changes were offset by funds provided from a reduction in accounts receivable of $3.9 million.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders’ Shares Redemption program to a long term liability. Because the underlying shares in the program are the Company’s common stock, they will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

The remaining shares subject to the agreements have been classified on the balance sheet as a long term liability. The valuation at April 3, 2004 of $39.6 million was determined by multiplying the applicable shares by $11.59 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days proceeding quarter end. At January 3, 2004 the valuation of $34.9 million was determined by multiplying the applicable shares by $10.19. Increases in the value of this liability are classified as interest expense and included as a component of other income (expense).

Investing Activities

Net cash used for investing activities was $5.0 million in the first quarter of 2004 compared to a use of $2.9 million for the comparable period in 2003, an increase of $2.1 million or 72.4 percent. Of those investing activities requiring the use of cash, the largest amounts were for an increase in the founders’ life insurance program of $4.0 million, followed by capital expenditures of $1.6 million. Funding for these activities was generated in part by the sale of short term investments of $2.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company had short term investments of $1.7 million at April 3, 2004 as compared to $3.4 million at January 3, 2004. Its portfolio of investments consists primarily of tax-free municipal bonds and mutual funds. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $0.5 million at both January 3, and April 3, 2004.

Capital expenditures of $1.6 million were made during the first quarter of 2004. These expenditures were made primarily for machinery, equipment, computer hardware and software. Capital expenditures in the first quarter of 2003 were $1.2 million. The Company anticipates its capital expenditures for the remainder of 2004 will total approximately $6.2 million. The emphasis of these expenditures will focus on global information technology upgrades and continued improvements in our manufacturing capabilities.

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

Financing Activities

Financing activities provided $1.2 million of cash during the first quarter of 2004 compared to using $0.4 million of cash in the comparable period of 2003. The Company issued 166,000 shares of common stock during the first quarter of 2004 in connection with exercises under its two stock option plans. These issuances generated $1.7 million of cash. Dividends of $0.5 million were paid during the quarter. Of this amount, $0.09 million was paid to shares in the founders’ share redemption program, in accordance with SFAS No. 150 these payments have been classified as interest expense and included as a component of other income (expense).

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

The Company believes its current liquidity, future cash flows and bank credit lines give it the financial resources to meet its expected requirements for the foreseeable future. These requirements include the funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20 million and a capital expenditure line of credit of $5 million.

Acquisitions

In March 2003 the Company acquired the ColoRx ® spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company has assumed service and support for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to Benjamin Moore authorized dealers. Prior to the acquisition, Thermo Electron was the preferred provider of color measurement equipment to Benjamin Moore & Co.

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd. for $1.5 million, including all intellectual property and related for the products. Centurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates and digital proofing solutions.

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million in X-Rite common stock.

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

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors. There have been no material changes in estimates or policies during the quarter ending April 3, 2004.

Off Balance Sheet Arrangements and Contractual Obligations

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate and vehicles. It also is not the Company’s policy to issue guarantees to third parties

Other Matters

On March 25, 2004, the Company entered into a letter of intent with an unrelated party to sell certain assets of its Coherix subsidiary for $0.8 million. These assets were previously written off in 2003. The agreement calls for an initial payment of $0.1 million with the remaining balance to be paid in annual installments over a six year period without interest. The transaction will be recorded upon execution of the final purchase agreement

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

During the first three months of 2004, there were no material changes in foreign exchange risk or the founders stock redemption program.

Item 4 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings—None

Item 2 Changes in Securities; Use of Proceeds and Issuers Purchases of Equity Securities—None

Item 3 Defaults upon Senior Securities—None

Item 4 Submission of Matters to a vote of Security Holders—None

Item 5 Other Information—None

Item 6 Exhibits and Reports on Form 8-K

(a) EXHIBITS

*10(a)	X-Rite, Incorporated Amended and Restated Employee Stock Purchase Plan, adopted February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(b)	Third Amendment to the Operating Agreement entered into between the registrant and XR Ventures, LLC, effective December 31, 2003.

10(c)	Lease Amendment entered into between the registrant and Eagle Development Company effective April 30, 2004.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificaton Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) During the three months ended April 3, 2004, one report on Form 8-K, was furnished or filed. On April 23, 2004, a Form 8-K was furnished to Securities and Exchange Commission to disclose the Company’s financial results for the quarter ending April 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 7, 2004	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer

May 7, 2004	/s/ Mary E. Chowning
Mary E. Chowning, Vice President and Chief Financial Officer