Form 10-Q
period 2004-07-03
X RITE INC
filed 2004-08-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004

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

On August 1, 2004, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,760,760.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	July 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,976	$10,752
Short-term investments	1,671	3,350
Accounts receivable, less allowance of $1,558 in 2004 and $1,527 in 2003	20,961	22,815
Inventories	16,467	16,014
Deferred taxes	2,013	1,656
Prepaid expenses and other current assets	2,112	1,526

	51,200	56,113
Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,163	17,123
Machinery and equipment	18,117	17,136
Furniture and office equipment	18,176	18,524
Construction in progress	1,923	696

	57,657	55,757
Less accumulated depreciation	(35,948)	(35,564)

	21,709	20,193
Other assets:
Cash surrender values (founders policies)	25,211	21,044
Goodwill	7,040	7,008
Capitalized software (net of accumulated amortization of $6,816 in 2004 and $5,943 in 2003)	4,448	3,727
Other intangible assets	4,303	4,594
Deferred taxes	5,063	5,662
Other noncurrent assets	2,595	1,342

	48,660	43,377

	$121,569	$119,683

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	July 3, 2004	January 3, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,396	$4,574
Accrued liabilities:
Payroll and employee benefits	6,146	8,501
Income taxes	2,661	2,378
Other	2,404	2,761

	14,607	18,214
Long term liabilities:
Deferred gain on sale of assets	337	—

Value of shares subject to redemption agreements; 3,420,000 shares issued and outstanding, in 2004 and 2003 respectively	43,177	34,857

Shareholders’ investment:
Common stock	1,733	1,714
Additional paid-in capital	11,500	9,350
Retained earnings	48,327	53,627
Accumulated other comprehensive income	1,955	1,944
Stock conversion program	(67)	(23)

	63,448	66,612

	$121,569	$119,683

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$31,826	$28,197	$60,354	$51,822
Cost of sales	10,732	10,551	21,103	18,955

Gross profit	21,094	17,646	39,251	32,867

Operating expenses:
Selling and marketing	8,397	7,145	16,442	14,356
General and administrative	4,027	4,466	8,356	7,818
Research, development and engineering	3,866	3,472	7,943	6,570

	16,290	15,083	32,741	28,744

Operating income	4,804	2,563	6,510	4,123

Interest expense, Founders’ stock redemption	(3,638)	—	(8,491)	—
Interest expense	(43)	—	(52)	—
Other income (expense)	(266)	308	(331)	348
Write down of other investments, net	—	(106)	—	(246)

Income (loss) before income taxes	857	2,765	(2,364)	4,225

Income taxes	1,537	804	2,083	1,252

Net income (loss)	$(680)	$1,961	$(4,447)	$2,973

Earnings (loss) per share, basic and diluted	$(.03)	$.10	$(.21)	$.15

Cash dividends per share	$.025	$.025	$.050	$.050

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	July 3, 2004	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,447)	$2,973
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,680	2,802
Allowance for doubtful accounts	203	210
Deferred income taxes	236	421
Increase in value of shares subject to redemption agreements	8,320	—
Tax benefit from stock options exercised	245	—
Write-down of other investments	—	246
Other	(168)	146
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	1,627	958
Inventories	(481)	(927)
Prepaid expenses and other current assets	(1,150)	(907)
Accounts payable	(1,207)	(207)
Income taxes payable	281	(185)
Other current and non current liabilities	(2,340)	(424)

Net cash provided by operating activities	3,799	5,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	2,685	7,234
Proceeds from maturities of short-term investments	70	30
Purchases of short-term investments	(1,065)	(570)
Capital expenditures	(3,052)	(1,611)
Investment in founders life insurance, net	(4,167)	(4,127)
Increase in other assets	(1,604)	(1,052)
Acquisitions	(696)	(2,007)
Disposition of business assets	125	—
Other investing activities	114	(33)

Net cash used for investing activities	(7,590)	(2,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(853)	(1,012)
Issuance of common stock	1,846	238

Net cash provided by (used for) financing activities	993	(774)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22	342

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,776)	2,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,752	10,100

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$7,976	$12,638

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 3, 2004 and the results of its operations and its cash flows for the three and six month periods ended July 3, 2004 and June 28, 2003. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as revised December 2003 (FIN 46(R)). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. We do not have any special purpose entities, as defined, nor have we acquired a variable interest in an entity where we are the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004, for variable interest entities in which we hold a variable interest that we acquired on or before January 31, 2003. Implementation of FIN 46 (R) did not have any effect on the Company’s consolidated financial statements as of July 3, 2004.

NOTE 3—SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States municipal securities, mutual funds, and corporate bonds, which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as other comprehensive loss in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand with no defined maturity.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT TERM INVESTMENTS - continued

The carrying amount of the Company’s short-term investments is shown in the table below: (in thousands)

	July 3, 2004		January 3, 2004
	Cost	Market Value	Cost	Market Value
Municipal securities	$615	$615	$2,305	$2,305
Mutual funds	1,530	1,046	1,530	1,036
Preferred stocks	10	10	10	9

	2,155	1,671	3,845	3,350
Allowance for unrealized losses	(484)	—	(495)	—

Total	$1,671	$1,671	$3,350	$3,350

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of July 3, 2004, and has determined that they are temporary in nature; accordingly, no losses have been recognized as of that date.

NOTE 4—INVENTORIES

Inventories consisted of the following: (in thousands)

	July 3, 2004	January 3, 2004
Raw materials	$6,087	$5,433
Work in process	4,755	4,090
Finished goods	5,625	6,491

Total	$16,467	$16,014

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

During 2003, the Company recorded goodwill in connection with two acquisitions. In April 2003, X-Rite, Ltd. recorded $1.1 million of goodwill in connection with its acquisition of the ccDot meter product line of Centurfax Ltd. for $1.56 million. In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. valued at $11.0 million in cash and stock. Annual impairment testing of the goodwill for these acquisitions will be conducted in the fourth quarter of each year beginning in 2004.

During 2003, the Company completed the annual impairment testing of goodwill as recorded by X-Rite, Mediterranee. This test indicated that the fair value of the reporting unit exceeded their book value; therefore, no impairment charge was necessary.

A summary of changes in goodwill by reporting unit during the six months ended July 3, 2004, consisted of the following (in thousands):

	January 3, 2004	Foreign Currency Adjustments	July 3, 2004
Monaco Systems	$5,532	$—	$5,532
X-Rite, Ltd.	1,243	36	1,279
X-Rite, Mediterranee	233	(4)	229

Total	$7,008	$32	$7,040

A summary of changes in intangible assets during the six months ended July 3, 2004, consisted of the following (in thousands):

	January 3, 2004	Accumulated Amortization	Foreign Currency Adjustments	July 3, 2004
Customer relationships	$2,409	$(116)	$—	$2,293
Trademarks and trade names	931	(38)	1	894
Technology and patents	721	(84)	3	640
Covenants	533	(58)	1	476

Total	$4,594	$(296)	$5	$4,303

Estimated amortization expense for intangible assets as of July 3, 2004 for each of the succeeding years is as follows: (in thousands)

Remaining 2004	$296
2005	563
2006	561
2007	556
2008	337

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

The fair value of employee and outside director stock options has been estimated using the Black Scholes option-pricing model, as required under accounting principles generally accepted in the United States. The Black Scholes model is a trading option-pricing model that considers neither the non-traded nature of employee stock options, nor the restrictions on trading, lack of transferability or the ability of employees to forfeit the options prior to expiration. If the model adequately permitted consideration of these unique characteristics, the resulting estimate of the fair value of X-Rite’s stock options could be different.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—STOCK-BASED COMPENSATION- continued

The following table summarizes the Company’s results as if it had recorded compensation expense for the 2004 and 2003 options grants: (in thousands)

	Three Months Ended		Six Months Ended
	July 3 , 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss)
As reported	$(680)	$1,961	$(4,447)	$2,973
Deduct: Compensation expense-fair value method	(85)	(165)	(1,166)	(245)

Pro forma net income (loss)	$(765)	$1,796	$(5,613)	$2,728

Basic and diluted net earnings (loss) per share:
As reported	$(.03)	$.10	$(.21)	$.15
Pro forma	$(.04)	$.09	$(.27)	$.13

NOTE 8—EARNINGS PER SHARE

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

(in thousands, except for share and per share data)	Three Months Ended		Six Months Ended
	July 3 , 2004	June 28, 2003	July 3, 2004	June 28, 2003
Numerators:
Net income (loss) numerators for both basic and diluted EPS	$(680)	$1,961	$(4,447)	$2,973

Denominators:
Denominators for basic EPS
Weighted-average common shares outstanding	20,744,593	20,250,200	20,692,093	20,240,703
Potentially dilutive shares
Shares subject to redemption agreements	—	—	—	179,825
Stock options	—	131,765	—	82,234

Denominators for diluted EPS	20,744,593	20,381,965	20,692,093	20,502,762

In 2004, the Company incurred a loss; therefore, a dilutive share calculation is not presented because to do so would have an anti-dilutive effect on earnings per share. Had the Company not recorded a loss, certain exercisable stock options would not be included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options that would not have been included in the computation of diluted EPS and the range of exercise prices was 656,000 and $13.38 - $19.50.

Certain shares subject to redemption agreements (see Note 11) were considered dilutive in 2003. Also in 2003, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 1,013,200 and $7.38 - $19.50.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was $(0.6) and $(4.4) million for the three and six month periods ended July 3, 2004; and $2.9 million and $4.2 million for the three and six month periods ended June 28, 2003.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10-ACQUISITIONS AND DIVESTITURES

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l, an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, the Company obtained all operating assets, software code, intellectual property and customer relationships. This acquisition will give the Company access to new markets and customers in Western Europe and additional software capabilities. The acquired products will be integrated with the existing X-Rite products within the next twelve months. Final determination and allocation of intangible asset values will be completed in the third quarter of 2004.

On June 30, 2004, the Company sold the primary assets of our Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. As a result, the Company has recorded a deferred gain on the balance sheet of approximately $0.5 million, representing the discounted value of the note.

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

The following unaudited pro forma consolidated results of operations for the three months and six months ended June 28, 2003, assumes the acquisition of Monaco Systems occurred as of the beginning of the period (in thousands, except share and per share data).

	Three Months Ended June 28, 2003	Six Months Ended June 28, 2003
Net sales	$29,940	$54,605
Net income	2,325	3,410

Earnings per share:
Basic	$0.11	$0.17
Diluted	$0.11	$0.16

Weighted Average Shares Outstanding:
Basic	20,502,981	20,493,484
Diluted	20,634,746	20,755,543

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

(Unaudited)

NOTE 11–FOUNDERS’ STOCK REDEMPTION AGREEMENTS

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

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of SFAS No. 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders Shares Redemption program to a long-term liability. Future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense. Because the underlying shares in the program are the Company’s common stock, they will remain as a component of the calculation of basic and diluted earnings per share. The remaining shares subject to the agreements have been classified on the balance sheet as a long-term liability. The valuation of $43.2 million at July 3, 2004 was determined by multiplying the applicable shares by $12.62 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding that date. At January 3, 2004, the valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding that date. The increase in the value of this liability in 2004, was classified as interest expense and included as a component of other income (expense).

Dividend payments of $0.09 million were paid on Founders’ program shares during the first two quarters of 2004 and 2003. The 2004 payments have been classified as interest expense as required by SFAS No. 150, whereas the 2003 payments were prior to the adoption of SFAS No. 150 and therefore have been classified as a reduction in shareholders’ equity.

NOTE 12—CONTINGENCIES, COMMITMENTS AND GUARANTEES

On February 19, 2002, Ivoclar Vivadent, Inc. and Shade Analyzing Technologies, Inc. commenced litigation in U.S. District Court for the Western District of New York, alleging infringement of certain U.S. patents by the Company’s ShadeVision™ system. In August 2003, the Company entered into a confidential settlement agreement with the plaintiffs under which the Company has a worldwide license to use the patented technology. The resolution of this matter did not have a material adverse effect on the Company’s consolidated financial statements.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British Pounds Sterling or approximately $0.2 million at July 3, 2004.

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

The Company also reports certain non-GAAP (Generally Accepted Accounting Principles) financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations, Balance Sheets or Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP measure is immediately preceded with the most directly comparable GAAP financial measure, and the difference in all cases is the exclusion of items the Company considers “non-recurring” due to their nature, size or infrequency. Those items included as specific items are discussed in several sections of this discussion and analysis. Each non-GAAP financial measure is presented because we monitor our business using this information, and we believe that it gives a more meaningful comparison of the results of our core business operations.

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

Overview of Second Quarter and Year to Date Results for 2004

During the second quarter of 2004, the Company continued to achieve growth in its sales and operating income. Highlights include:

•	Record second quarter net sales of $31.8 million, up 13 percent over second quarter 2003.
•	Eighth consecutive quarter of year-over-year sales growth.

•	Gross margins were 66.3 percent, up 6 percent from the second quarter 2003.

•	Operating income increased by 87 percent from the second quarter 2003.

•	Acquired Moniga Gremmo S.r.l., an industrial and ink formulation software company based in Milan, Italy.

•	Launched seven new products under the Streamlined Color Management™ banner at Drupa, the world’s largest International graphic arts expo, held in Germany in May.

The Company reported second quarter 2004 net sales of $31.8 million, an increase of 13 percent over the second quarter of last year. Operating income was $4.8 million for the quarter, compared with $2.6 million in the second quarter of 2003. Gross margins increased to 66.3 percent in 2004 from 62.6 percent in 2003, due principally to changes in product mix and lower manufacturing costs. Operating income was 15.1 percent of sales in the second quarter of 2004 as compared to 9.1 percent in the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company reported a net loss of $680 thousand or 3 cents per share in the second quarter of 2004 after a non-cash charge of $3.6 million (17 cents per share) related to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 requires certain long-term liabilities be adjusted quarterly based on the Company’s current stock price. These liabilities relate to the repurchase agreements with the Company’s founders, the value of which was previously reflected as temporary equity prior to the implementation of SFAS No. 150.

The following table reconciles the Company’s adjusted results to GAAP net income (loss) and earnings per share, for both year to date and the second quarters of 2004 and 2003 respectively: (in thousands except for per share data)

	For the Three Months Ended				For the Six Months Ended
	July 3, 2004		June 28, 2003		July 3, 2004		June 28, 2003
		EPS		EPS		EPS		EPS
Net income (loss) (GAAP basis)	$(680)	$(0.03)	$1,961	$0.10	$(4,447)	$(0.21)	$2,973	$0.15
Specific items (net of tax):
SFAS No. 150 adjustment	3,638	0.17	—	—	8,491	0.41	—	—
Expense reimbursement from customer	—	—	—			—	(680)	(0.03)

Net income and earnings per share excluding specific items	$2,958	$0,14	$1,961	$0,10	$4.,044	$0.20	$2,293	$0.12

RESULTS OF OPERATIONS

Net Sales

The Company recorded sales of $31.8 and $60.4 million for the second quarter and year to date 2004, respectively. Both amounts are Company records and represent the eighth consecutive quarter of year over year sales growth. Sales increases were noted across all of the Company’s principal color product lines, as well as its primary geographic markets. Quarterly and year to date sales for the same periods in 2003 were $28.2 and $51.8 million, respectively. On a percentage basis, quarterly and year to date sales increased 12.8 and 16.6 percent respectively in 2004 as compared to 2003. Changes in foreign exchange rates accounted for $0.6 and $1.5 million of the quarterly and year to date sales increase in 2004.

The Graphic Arts product lines recorded sales of $13.3 million for the second quarter of 2004, compared to $12.3 million for the same period of 2003, an increase of $1.0 million or 8.1 percent. On a year to date basis Graphic Arts sales were $27.0 million in 2004, compared to $23.5 million in 2003, an increase of $3.5 million, or 14.9 percent. Of the two components of Graphic Arts product lines printing and imaging, larger gains were noted in printing sales which increased 12.1 percent and 18.1 percent respectively for the second quarter and year to date 2004, as compared to 2003. Imaging sales increased 4.5 percent and 11.5 percent respectively for the second quarter and year to date 2004, as compared to 2003. These increases were driven by the introduction of new products and the integration of the ccDot and Monaco Systems product lines, which were acquired in the second and third quarters of 2003, respectively.

Strengthening global capital goods spending and sales of the new benchtop product line led to double-digit percentage sales increases in the Industrial product lines. Sales were $8.7 million for the second quarter of 2004, as compared to $6.7 million for the comparable quarter in 2003, an increase of $2.0 million, or 29.9 percent. On a year to date basis, sales in 2004 were $15.4 million compared to $12.2 million in 2003, and increase of $3.2 million or 26.2 percent.

The Retail products group which provides product solutions to the home décor industry recorded sales of $5.2 million for the second quarter of 2004 compared to $4.5 million for the same quarter of 2003, an increase of $0.7 million, or 15.6 percent. On a year to date basis, sales were $9.5 million in 2004, compared to $7.4 million for the same period in 2003, an increase of $2.1 million or 28.4 percent. These increases are attributable to increased sales penetration among the large retail chains and major paint companies, as well as the continued product rollout under the Benjamin Moore agreement which was signed in conjunction with the ColoRx product line acquisition in March 2003.

Labsphere recorded sales of $3.0 million in the second quarter of 2004, compared to $2.9 million for the second quarter 2003, an increase of $0.1 million, or 3.4 percent. On a year to date basis, sales were $5.4 million in 2004, compared to $4.9 million in 2003, an increase of $0.5 million, or 10.2 percent.

Other product sales which consist primarily of the ShadeVision dental product line were $1.6 million for the second quarter of 2004, compared to $1.8 million for the same quarter in 2003, a decrease of $0.2 million or 11.1 percent. Year to date sales were $3.1 million and $3.8 million in 2004 and 2003 respectively, a decrease of $0.7 million or 18.4 percent. Much of this decrease is due to a revised pricing structure for the Shade Vision product agreed to in connection with a new marketing agreement reached at the end of 2003 with Sullivan Schein, Inc. This agreement grants Sullivan Schein exclusive sales and marketing privileges in North America. In return for a reduced pricing, Sullivan Schein has assumed all sales and marketing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Significant sales gains were noted in both the Asia Pacific and European regions for both second quarter and year to date 2004. Asia Pacific sales grew by 48.8 and 46.5 percent for the second quarter and year to date 2004 respectively, as compared to 2003. European sales increased by 23.9 and 20.7 percent for the second quarter and year to date 2004 respectively, as compared to the comparable periods in 2003. Included in the European sales percentage gains were foreign exchange gains of 8.4 percent and 12.0 percent for the second quarter and year to date 2004 respectively, as compared to 2003. North American sales grew by 4.1 percent on a quarter over quarter basis and 8.8 percent on a year over basis in 2004.

Cost of Sales and Gross Profit

Our gross profit percentages continue to improve in 2004. Gross profit as a percentage of sales was 66.3 and 65.0 percent for the second quarter and year to date 2004 respectively. Comparable period gross profit percentages for 2003 were 62.6 and 63.4 percent respectively. These improvements are due to several factors including higher overhead absorption due to increased sales volumes, favorable changes in sales mix and the weak US dollar.

Operating Expenses

Total operating expenses were $16.3 million and $32.7 million for the second quarter and year to date 2004 respectively, compared to $15.1 million and $28.7 million respectively for the comparable periods in 2003. The year over year increases were $1.2 million or 7.9 percent for the quarter and $4.0 million or 13.9 percent year to date. In the first quarter of 2003, we received a one-time payment of $1.0 million for the reimbursement of expenses in connection with renegotiation of a customer supply agreement, which was classified as a reduction of general and administrative expenses, thereby lowering that line item. Had this transaction not occurred, the year to date increase in total operating expenses would have been $3.0 million or 10.1 percent.

Included in 2004 expenses are $0.7 million and $1.5 million of operating expenses for the second quarter and year to date 2004, respectively for Monaco Systems which was acquired in the third quarter of 2003. Changes in foreign exchange rates also accounted for $0.2 and $0.6 million of additional operating expenses for the second quarter and year to date 2004 respectively, as compared to 2003.

The following table compares year to date operating expense components as a percentage of net sales with adjustment for the aforementioned customer expense reimbursement. This metric is an important element of the Company’s strategic planning process. (dollars in millions)

Operating Expenses	2004		2003 As Reported		2003 As Adjusted
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Selling and marketing	$16.4	27.2%	$14.3	27.7%	$14.4	27.7%

General and administrative:	8.4	13.8%	7.8	15.1%	7.8	15.1%
Expense reimbursement from customer	—	—	—	—	1.0	1.9%

Subtotal General and administrative	8.4	13.8%	7.8	15.1%	8.8	17.0%

Research, development and engineering	7.9	13.2%	6.6	12.7%	6.6	12.7%

Total operating expenses	$32.7	54.2%	$28.7	55.5%	$29.8	57.4%

Selling and marketing expenses were $8.4 million for the second quarter of 2004, as compared to $7.1 million for the second quarter of 2003, an increase of $1.3 million, or 18.3 percent. Year to date costs in 2004 were $16.4 million compared to $14.4 million in 2003, an increase of $2.0 million or 13.9 percent. The increases for both quarterly and year to date amounts are attributable to increased costs for sales staff including commissions, unfavorable foreign exchange rate fluctuations and the reclassification in 2004 of certain costs from general and administrative. In addition, costs totaling $.7 million were incurred in 2004 related to the DRUPA Graphic Arts trade show which is held in Germany every four years. DRUPA is the largest graphic arts trade show in the world and is held over a sixteen-day period. As a percentage of sales, sales and marketing expenses have remained consistent year over year.

General and administrative expenses were $4.0 million for the second quarter of 2004, compared to $4.5 million for the second quarter of 2003, a decrease of $0.5 million, or 11.1 percent. This decrease can be attributable to lower costs incurred for our self funded health plan covering employees in the United States, as well the reclassification of certain expense to sales and marketing. On a year to date basis general and administrative expenses were $8.4 million in 2004 compared to $7.8 million for same period in 2003, an increase of $0.6 million, or 7.7 percent. The 2003 expenses were offset by a release payment of $1.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

million received in the first quarter of 2003 in connection with the renegotiation of a customer supply agreement. Had this payment not occurred, 2003 expenses would have exceeded those of 2004 by $0.4 million. Other cost containment measures we have undertaken have allowed us to overcome the unfavorable effects of foreign exchange rates on our general and administrative expenses. As a percentage of net sales, general and administrative expenses have decreased to 13.8 percent year to date in 2004, compared to 15.1 percent for the same period in 2003.

Research, development and engineering (RD&E) expenses were $3.9 million for the second of 2004 compared to $3.5 million for comparable quarter of 2003, an increase of $0.4 million, or 11.4 percent. On a year to date basis, RD&E expenses were $7.9 million in 2004, compared to $6.6 million in 2003, an increase of $1.3 million or 19.7 percent. Included in the 2004 expenses are $0.4 and $0.7 million for the second quarter and year to date respectively of engineering costs at Monaco Systems which was acquired on July 1, 2003. The overall increase in spending including the Monaco Systems expenses reflects our increased new product development investment. This new product research is being conducted in our core color markets as we develop a wider array of total product solutions consisting of advanced instrumentation and related software. As a percentage of sales RD&E spending is 13.2 percent for year to date 2004, compared to 12.7 percent for the comparable period in 2003. We anticipate spending will remain in the 12 to 14 percent of sales range for the foreseeable future.

Other Income

Other income consists of investment income and gains and losses from foreign exchange. The Company’s investment portfolio consists of short-term tax-exempt bonds, mutual funds and corporate securities.

For the first six months of 2004, the Company recorded other losses of $0.3 million, compared to an income of $0.3 million for the same period of 2003. The year over year change is attributable to currency exchange losses generated by the foreign sales offices.

Interest Expense

The Company has recorded $3.7 million and $8.5 million of interest expense for the second quarter and year to date 2004, respectively. Almost all of this expense has been recorded in connection with the adoption of SFAS No. 150. As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, and below in financing and investing activities, these costs represent the potential increase in the ultimate payout under the Founders’ Shares redemption program, as well as dividend payments made on program shares. Future calculations of this charge are tied to changes in the price of the Company’s stock; as required by SFAS No. 150, therefore it is not possible to project with any certainty the impact on future earnings.

Write Down of Other Investments

At June 28, 2003, the Company had $3.4 million related to investments made by its strategic venture capital group, XR Ventures, LLC, and (XRV). Each investment represented less than 20 percent of the ownership of the respective portfolio companies. Since the Company did not exercise significant influence over the operating and financial policies of each investee, the investments were recorded at cost.

We periodically evaluate the carrying value of each investment to determine whether a decline in fair value below the cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the current fair value and a loss is recognized. At various times in 2003, comprehensive assessments of the continuing value of each investment were performed. Based on the continued erosion of the venture capital markets, the technology sectors of the economy and specific reviews of its portfolio, we concluded that the value of these investments has been permanently impaired. Therefore, a charge of $3.4 million was recorded in December 2003. As of January 3, 2004, all venture capital investments have been fully impaired. Although the Company continues to hold positions in several XR Ventures’ portfolio companies no future investments in the remaining portfolio companies will be made, except where necessary to protect any existing investments.

In the second quarter of 2003, XRV provided a working capital advance of $0.1 million to a company in which it had previously invested and subsequently expensed that investment. This funding was intended to provide the investee operating cash for a period of time while it sought new sources of investment capital. The investee was not successful in securing new capital and upon further analysis, this investment was deemed impaired, and the appropriate charge taken.

Income Taxes

The Company recorded an income tax expense of $1.5 million for the second quarter against a pre-tax income of $0.9 million for the first quarter of 2004. On a year to date basis the income tax expense was $2.1 million, against a pre tax loss $2.4 million. The provision calculations were negatively impacted in both instances by the non-deductible aspects of the Founders’ Shares redemption program adjustments. As previously noted, we do not believe it is possible to project future adjustments to the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Founders’ Shares redemption liability with certainty, as they are directly tied to stock price changes. The Company’s tax rates for the second quarter and year to date 2004, excluding the Founders’ Shares redemption adjustments, were 34.2 and 33.7 percent respectively. The second quarter and year to date tax rates in 2003, were 29.0 and 29.6 percent respectively. The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and tax credits.

Net Income

The Company incurred a net loss of $0.7 and $4.4 million for the second quarter and year to date respectively in 2004. For the comparable periods in 2003, the Company recorded net income of $2.0 and $3.0 million respectively. On a per share basis, the 2004 net loss per share was $.03 and $.21 for the second quarter and year to date respectively. In 2003, fully diluted net income per share was $.10 and $.15 for the second quarter and year to date respectively.

The average number of common shares outstanding was approximately the same for both years. Common stock equivalent calculations were not presented for 2004 due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

At July 3, 2004, cash, cash equivalents and short-term investments totaled $9.6 million compared to $14.1 million at January 3, 2004, a decrease of $4.5 million. Operating activities for the first two quarters of 2004 provided a positive cash flow of $3.8 million. Investing activities required the use of $7.6 million, while financing activities provided funds of $1.0 million. Changes in foreign exchange rates provided an additional $0.02 million of cash during the first two quarters of 2004. During the first six months of 2003, funds provided by operating activities were $5.1 million. Net cash used for investing and financing activities was $2.1 and $0.8 million, respectively, while changes in foreign exchange rates provided $0.3 million.

Operating Activities

Net cash provided by operating activities was $3.8 million in the first six months of 2004 compared to $5.1 million for the same period of 2003, a decrease of $1.3 million or 25.5 percent. In 2004, net cash provided by operating activities was comprised of a net loss of $4.4 million adjusted for non-cash items of $11.5 million and net cash used for changes in operating assets and liabilities of $3.3 million. Included in the 2004 adjustments for non-cash items were expenses that reduced net income but did not require the use of cash. These items include $2.7 million for depreciation and amortization and $8.3 million for the increase in the value of shares subject to redemption agreements. In 2003, depreciation and amortization for the first six months was $2.8 million and there was not an adjustment for the Founders’ Shares Redemption program as this period was prior to the adoption of SFAS No. 150. Working capital changes for 2004 include an increase in other current and non current assets of $1.2 million as well as a decrease in accounts payable of $1.2 million and other current liabilities of $3.6 million. These uses of funds were offset by funds provided from a reduction in accounts receivable of $1.6 million. Working capital changes in 2003 included a reduction in accounts receivable of $1.0 million. Uses of funds for working capital items included increased inventory and other assets of $1.8 million combined and a reduction in other current liabilities of $0.4 million.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders’ Shares Redemption program to a long-term liability. Because the underlying shares in the program are the Company’s common stock, they will remain as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

The remaining shares subject to the agreements have been classified on the balance sheet as a long-term liability. The valuation at July 3, 2004 of $43.2 million was determined by multiplying the applicable shares by $12.62 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days proceeding quarter end. At January 3, 2004, the valuation of $34.9 million was determined by multiplying the applicable shares by $10.19. Increases in the value of this liability are classified as interest expense and included as a component of other income (expense).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Investing Activities

Net cash used for investing activities was $7.6 million year to date 2004, compared to a use of $2.1 million for the comparable period in 2003, an increase of $5.5 million, or 261.9 percent. Of those investing activities requiring the use of cash in 2004, the largest amounts were for an increase in the founders’ life insurance program of $4.2 million, capital expenditures of $3.1 million and an increase in other assets of $1.6 million. Funding for these activities was generated in part by the sale of short-term investments of $2.7 million. In 2003, proceeds from the sale of short-term investments provided $7.2 million. Funding was required for an increase in the founders’ life insurance of $4.1 million, acquisitions of $2.0 million and capital expenditures of $1.6 million.

The Company had short-term investments of $1.7 million at July 3, 2004 as compared to $3.4 million at January 3, 2004. Its portfolio of investments consists primarily of tax-free municipal bonds and mutual funds. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $0.5 million at both July 3, and January 3, 2004.

Capital expenditures of $3.1 million have made so far in 2004. These expenditures were made primarily for machinery, equipment, computer hardware and software. Capital expenditures for the comparable period of 2003 were $1.6 million. We anticipate capital expenditures for the remaining six months of 2004 will be approximately $4.7 million. The emphasis of these expenditures will focus on global information technology upgrades that support both current operations and an expanded research and development effort and continued improvements in our manufacturing capabilities.

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. We anticipate that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

Financing Activities

Financing activities provided $1.0 million of cash during the year to date 2004, compared to using $0.8 million of cash in the comparable period of 2003. The Company issued 177,500 shares of common stock during in 2004 in connection with exercises under its two stock option plans. These issuances generated $1.8 million of cash. Dividends of $1.0 million have been paid in 2004. Of this amount, $0.2 million was paid to shares in the founders’ share redemption program, in accordance with SFAS No. 150 these payments have been classified as interest expense and included as a component of other income (expense).

In September 2000, the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. There were no shares repurchased in 2004 or 2003 under this program. During 2001, the Company repurchased 231,364 shares at an average cost of $7.56 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Acquisitions and Divestitures

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l, an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, we obtained all operating assets, software code, intellectual property and customer relationships. This acquisition will give the Company access to new markets and customers in Western Europe and additional software capabilities. The acquired products will be integrated with the existing X-Rite products within the next twelve months. Final determination and allocation of intangible asset values will be completed in the third quarter of 2004.

On June 30, 2004, the Company sold the primary assets of our Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. As a result, the Company has recorded a deferred gain on the balance sheet of approximately $0.5 million, representing the discounted value of the note.

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets in a transaction valued at $11.0 million. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million in X-Rite common stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In some instances, there may be alternative policies or estimation techniques that could be used. Management maintains a thorough process to review the application of accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors. There have been no material changes in estimates or accounting policies during the six months ended July 3, 2004.

Off Balance Sheet Arrangements and Contractual Obligations

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate and vehicles. It is not the Company’s policy to issue guarantees to third parties

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business, the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock, see Note 11 to the Consolidated Financial Statements for a full description of these arrangements. Changes in the Company’s stock price will vary the ultimate payout under the agreements within the prescribed price ranges, as well as reported results of operations for the periods during which the changes occur.

During the first six months of 2004, there were no material changes in foreign exchange risk. The founders stock redemption program valuation has increased by $8.3 million. The change in valuation was recorded as interest expense.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings—None

Item 2 Changes in Securities; Use of Proceeds and Issuers Purchases of Equity Securities—None

Item 3 Defaults upon Senior Securities—None

Item 4 Submission of Matters to a vote of Security Holders—

At the Annual Meeting of Shareholders on May 4, 2004, X-Rite’s shareholders voted on the following matters:

1. Election of the following directors to three-year terms expiring in 2007 for all but Mr. Ferrara whose term expires in 2006.

	Affirmative Votes	Votes Withheld	Broker Non- votes
Peter M. Banks	11,000,481	7,928,210	-0-
L. Peter Frieder	17,031,460	1,902,662	-0-
Ronald A. Vandenberg	15,267,292	3,666,830	-0-
Michael C. Ferrara	17,018,187	1,915,935	-0-

Company directors Stanley W. Cheff, James A. Knister and John E. Utley (whose terms expire in 2005) and Paul R. Sylvester and Mark D. Weishaar (whose terms expire in 2006) continued as directors of the Company following the annual meeting.

	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-votes
2. Proposal to Amend and Restate the Employee Stock Purchase Plan:	15,646,297	368,941	41,045	2,872,408

Item 5 Other Information—None

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

*10(a)	Amended and Restated Bylaws of X-Rite, Incorporated, adopted February 10, 2004.

*10(b)	First Amendment to the Amended and Restated Outside Directors Stock Option Plan, effective November 25, 2003.

*10(c)	X-Rite, Incorporated Amended and Restated Employee Stock Purchase Plan, adopted February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) During the three months ended July 3, 2004, one report on Form 8-K, was furnished or filed. On April 26, 2004, a Form 8-K was furnished to the Securities and Exchange Commission to disclose the Company’s financial results for the quarter ending April 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

August 12, 2004	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer

August 12, 2004
/s/ Mary E. Chowning
Mary E. Chowning, Vice President and Chief Financial Officer