Form 10-Q
period 2004-10-02
X RITE INC
filed 2004-11-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004

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

On November 1, 2004, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 20,859,465.

Exhibit Index is located at Page 20.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

	October 2, 2004	January 3, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,646	$10,752
Short-term investments	3,124	3,350
Accounts receivable, less allowance of $1,694 in 2004 and $1,527 in 2003	18,311	22,815
Inventories	17,557	16,014
Deferred taxes	2,137	1,656
Prepaid expenses and other current assets	1,894	1,526

	52,669	56,113

Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,187	17,123
Machinery and equipment	19,056	17,136
Furniture and office equipment	19,161	18,524
Construction in progress	807	696

	58,489	55,757
Less accumulated depreciation	(36,134)	(35,564)

	22,355	20,193
Other assets:
Cash surrender values (founders policies)	25,203	21,044
Goodwill	7,019	7,008
Capitalized software (net of accumulated amortization of $4,646 in 2004 and $5,943 in 2003)	4,334	3,727
Other intangible assets	4,145	4,594
Deferred taxes	5,185	5,662
Other noncurrent assets	2,698	1,342

	48,584	43,377

	$123,608	$119,683

The accompanying notes are an integral part of these balance sheets.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(In thousands, except share data)

	October 2, 2004	January 3, 2004
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,000	$4,574
Accrued liabilities:
Payroll and employee benefits	6,781	8,501
Income taxes	2,607	2,378
Other	2,355	2,761

	14,743	18,214
Long term liabilities:
Deferred gain on sale of assets	337	—

Value of shares subject to redemption agreements; 3,420,000 shares issued and outstanding, in 2004 and 2003 respectively	43,151	34,857

Shareholders’ investment:
Common stock	1,743	1,714
Additional paid-in capital	12,737	9,350
Retained earnings	49,425	53,627
Accumulated other comprehensive income	1,920	1,944
Stock conversion program	(448)	(23)

	65,377	66,612

	$123,608	$119,683

The accompanying notes are an integral part of these balance sheets.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$27,137	$26,818	$87,491	$78,640
Cost of sales	9,486	10,051	30,589	29,006

Gross profit	17,651	16,767	56,902	49,634

Operating expenses:
Selling and marketing	7,669	8,124	24,111	22,480
General and administrative	4,314	3,943	12,670	11,761
Research, development and engineering	4,285	4,063	12,228	10,633

	16,268	16,130	49,009	44,874

Operating income	1,383	637	7,893	4,760

Interest expense, Founders’ stock redemption	(60)	(86)	(8,551)	(86)
Interest expense	(2)	—	(54)	—
Other income (expense)	65	(133)	(266)	215
Write down of other investments, net	—	—	—	(246)

Income (loss) before income taxes	1,386	418	(978)	4,643

Income tax expense (credit)	(157)	117	1,926	1,369

Net income (loss)	$1,543	$301	$(2,904)	$3,274

Earnings (loss) per share, basic and diluted	$.07	$.01	$(.14)	$.16

Cash dividends per share	$.025	$.025	$.075	$.075

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Nine Months Ended
	October 2, 2004	September 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,904)	$3,274
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,338	4,191
Allowance for doubtful accounts	176	336
Deferred income taxes	9	421
Investment impairment	—	246
Increase in value of shares subject to redemption agreements	8,294	—
Tax benefit from stock options exercised	302	—
Other	(35)	197
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	4,294	2,465
Inventories	(1,558)	(750)
Other current and noncurrent assets	(981)	(1,235)
Accounts payable	(1,587)	(45)
Income taxes payable	226	(939)
Other current and non current liabilities	(1,752)	1,061

Net cash provided by operating activities	8,822	9,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	2,685	7,234
Proceeds from maturities of short-term investments	70	65
Purchases of short-term investments	(2,570)	(570)
Capital expenditures	(4,702)	(2,263)
Increase in capitalized software	(2,010)	(1,541)
Investment in founders life insurance, net	(4,159)	(4,388)
Acquisitions	(748)	(9,436)
Disposition of business assets	125	—
Other investing activities	146	(1)

Net cash used for investing activities	(11,163)	(10,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,298)	(1,433)
Issuance of common stock	2,506	465

Net cash provided by (used for) financing activities	1,208	(968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	27	277

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,106)	(2,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,752	10,100

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$9,646	$7,731

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 2, 2004 and the results of its operations and its cash flows for the three and nine month periods ended October 2, 2004 and September 27, 2003. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2—NEW ACCOUNTING STANDARDS

In March 2004, The Emerging Issues Task Force completed its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-1 have other-than-temporary impairment. The Company adopted the quantitative and qualitative disclosure provisions of the EITF as of January 3, 2004. The FASB issued FASB Staff Position (FSP) 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004. Adoption of EITF 03-1 is not expected to have a material impact on the Company’s financial statements.

The consensus reached in EITF Issue 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (Issue 02-14) requires an investor to apply the equity method of accounting when the investor has the ability to exercise significant influence over the operating and financial policies of the investee and has an investment in common stock and/or in-substance common stock of the investee. Issue 02-14 provides guidance to determine whether an investor’s investment in an investee is “in-substance common stock” subject to the equity method of accounting and when that determination should be made and reconsidered. For investments that are determined to be in-substance common stock but were not accounted for under the equity method of accounting prior to Issue 02-14, the equity method of accounting should be applied effective for reporting periods beginning after September 15, 2004 and should be reported in the beginning of the reporting period of adoption similar to a cumulative effect of a change in accounting principle. Adoption of Issue 02-14 is not expected to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as revised December 2003 (FIN 46(R)). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. We do not have any special purpose entities, as defined, nor have we acquired a variable interest in an entity where we are the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004, for variable interest entities in which we hold a variable interest that we acquired on or before January 31, 2003. Implementation of FIN 46 (R) did not have any effect on the Company’s consolidated financial statements.

NOTE 3—SHORT TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States municipal securities, mutual funds, and corporate bonds, which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive loss in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT TERM INVESTMENTS - continued

determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand with no defined maturity.

The carrying amount of the Company’s short-term investments is shown in the table below: (in thousands)

	October 2, 2004		January 3, 2004
	Cost	Market Value	Cost	Market Value
Municipal securities	$2,120	$2,120	$2,305	$2,305
Mutual funds	1,530	995	1,530	1,036
Preferred stocks	10	9	10	9

	3,660	3,124	3,845	3,350

Allowance for unrealized losses	(536)	—	(495)	—

Total	$3,124	$3,124	$3,350	$3,350

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of October 2, 2004, and has determined that they are temporary in nature; accordingly, no losses have been recognized as of that date.

NOTE 4—INVENTORIES

Inventories consisted of the following: (in thousands)

	October 2, 2004	January 3, 2004
Raw materials	$6,373	$5,433
Work in process	5,162	4,090
Finished goods	6,022	6,491

Total	$17,557	$16,014

NOTE 5—INVESTMENTS CARRIED AT COST

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its mangers, Mr. James A. Knister and Dr. Peter M. Banks. Mr. Knister and Dr. Banks are also members of the Board of Directors of X-Rite, Incorporated. The Company funded acquisitions made by XRV and in exchange, will receive its investment back in full before any distributions are made. Subsequent to its formation, XRV has made investments in eleven different entities totaling $12.0 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost. The Company periodically evaluated the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline was determined to be other than temporary, the carrying value was adjusted to the then current fair value and a loss was recognized. At various times in 2003, 2002 and 2001 the Company performed comprehensive assessments of the continuing value of each XR Ventures investment. Based on the erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy, the Company concluded that the value of certain investments had been permanently impaired. Therefore, the Company recorded charges of $3.7, $7.2 and $1.1 million in 2003, 2002 and 2001 respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—INVESTMENTS CARRIED AT COST-continued

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

A summary of changes in goodwill by reporting unit during the nine months ended October 2, 2004, consisted of the following (in thousands):

	January 3 , 2004	Foreign Currency Adjustments	October 2, 2004
Monaco Systems	$5,532	$—	$5,532
X-Rite, Ltd.	1,243	13	1,256
X-Rite, Mediterranee	233	(2)	231

Total	$7,008	$11	$7,019

A summary of changes in intangible assets during the nine months ended October 2, 2004, consisted of the following (in thousands):

	January 3, 2004	Accumulated Amortization	Foreign Currency Adjustments	October 2, 2004
Customer relationships	$2,409	$(174)	$—	$2,235
Trademarks and trade names	931	(57)	(1)	873
Technology and patents	721	(127)	(2)	592
Covenants	533	(87)	(1)	445

Total	$4,594	$(445)	$(4)	$4,145

Estimated amortization expense for intangible assets as of October 2, 2004 for each of the succeeding years is as follows: (in thousands)

Remaining 2004	$222
2005	563
2006	561
2007	556
2008	337

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

The following table summarizes the Company’s results as if it had recorded compensation expense for the 2004 and 2003 options grants: (in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income (loss)
As reported	$1,543	$301	$(2,904)	$3,274
Deduct: Compensation expense-fair value method	(7)	(227)	(1,173)	(462)

Pro forma net income (loss)	$1,536	$74	$(4,077)	$2,812

Basic and diluted net earnings (loss) per share:
As reported	$.07	$.01	$(.14)	$.16
Pro forma	$.07	$.00	$(.20)	$.14

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

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share data)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Numerators:
Net income (loss) numerators for both basic and diluted EPS	$1,543	$301	$(2,904)	$3,274

Denominators:
Denominators for basic EPS Weighted-average common shares outstanding	20,814,684	20,533,257	20,732,936	20,338,221

Potentially dilutive shares
Shares subject to redemption agreements	—	—	—	119,883
Stock options	359,725	177,845	—	114,104

Denominators for diluted EPS	21,174,409	20,711,102	20,732,936	20,572,208

For the nine months ended October 2, 2004, the Company incurred a loss; therefore, a dilutive share calculation is not presented because to do so would have an anti-dilutive effect on earnings per share. Had the Company not recorded a loss, certain exercisable stock options would not be included in the computation of diluted EPS because the option prices were

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—EARNINGS PER SHARE- continued

greater than the average market prices in each quarter. The number of stock options that would not have been included in the computation of diluted EPS and the range of exercise prices was 609,100 and $14.50 - $19.50. Certain shares subject to redemption agreements (see Note 11) were considered dilutive in 2003. Also in 2003, certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average market prices in each quarter. The number of stock options not included in the computation of diluted EPS and the range of exercise prices was 903,500 and $11.00 - $19.50.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was $1.5 and $(2.9) million for the three and nine month periods ended October 2, 2004; and $0.2 million and $4.4 million for the three and nine month periods ended September 27, 2003.

NOTE 10-ACQUISITIONS AND DIVESTITURES

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, the Company obtained all operating assets, software code, intellectual property and customer relationships. This acquisition will give the Company access to new markets and customers in Western Europe and provide additional software capabilities. The acquired products will be integrated with existing X-Rite products within the next twelve months. Final determination and allocation of intangible asset values will be completed in the fourth quarter of 2004.

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. As a result, the Company has recorded a deferred gain on the balance sheet of approximately $0.3 million, representing the discounted value of the note.

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

(Unaudited)

NOTE 10-ACQUISITIONS AND DIVESTITURES- continued

The following unaudited pro forma consolidated results of operations for the nine month period ended September 27, 2003 assumes the acquisition of Monaco Systems occurred as of the beginning of the period (in thousands, except per share data).

Net sales	$81,423
Net income	3,712

Earnings per share:
Basic	$0.18
Diluted	$0.18

The pro forma results above include certain adjustments to give effect to amortization of goodwill and certain other adjustments and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been completed as of the beginning of the period presented.

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

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of SFAS No. 150 were previously classified by the issuer as equity or temporary equity. This Statement requires the Company to reclassify its temporary shareholders’ investment related to the Founders Shares Redemption program to a long-term liability. Future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense. Because the underlying shares in the program are the Company’s common stock, they will remain as a component of the calculation of basic and diluted earnings per share preceding that date.

The remaining shares subject to the agreements have been classified on the balance sheet as a long-term liability. The valuation of $43.2 million at October 2, 2004 was determined by multiplying the applicable shares by $12.62 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding that date. At January 3, 2004, the valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding that date. The increase in the value of this liability in 2004 was classified as interest expense and included as a component of other income (expense).

Quarterly dividend payments of $0.09 million were paid on Founders’ program shares during each of the first three quarters of 2004 and 2003. The third quarter 2003 payment, as well as all of the 2004 payments have been classified as interest expense as required by SFAS No. 150. The first two 2003 payments were prior to the adoption of SFAS No. 150 and therefore have been classified as a reduction in shareholders’ equity.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is approximately $0.2 million at October 2, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether because of new information, future events or otherwise. Forward-looking statements include, but are not limited to statements concerning liquidity, capital resources needs, tax rates, dividends and potential new markets.

The Company also reports certain non-GAAP (Generally Accepted Accounting Principles) financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations, Balance Sheets, or Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP financial measure is immediately preceded with the most directly comparable GAAP financial measure, and the difference in all cases is the exclusion of items the Company considers “non-recurring” due to their nature, size, or infrequency. Those items included as specific items are discussed in several sections of this discussion and analysis. Each non-GAAP financial measure is presented because we monitor our business using this information, and we believe that it gives a more meaningful comparison of the results of our core business operations.

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

Overview of Third Quarter and Year to Date Results for 2004

During the third quarter of 2004, the Company continued to achieve growth in its sales and operating income. Highlights include:

•	Highest third quarter sales in Company history

•	Ninth consecutive quarter of year-over-year sales growth

•	Operating income growth of 117% versus prior year third quarter

The Company reported net sales of $27.1 million for the third quarter of 2004 compared to $26.8 million in the third quarter last year, an increase of 1.1 percent. Operating income increased 117 percent to $1.4 million for the quarter compared to $0.6 million in the prior year. Gross margins increased to 65.0 percent in the third quarter of 2004 compared to 62.5 percent in 2003 due to product mix, hardware and software bundling and manufacturing efficiencies. Operating income was 5.1 percent of sales in the third quarter of 2004 as compared to 2.4 percent in the prior year period. Net income for the quarter was $1.5 million or 7 cents per diluted share versus $0.3 million and 1 cent per diluted share for the comparable period last year.

Included in earnings was a tax benefit of $0.6 million recorded in the third quarter as a result of amended filings of its 2000 through 2002 tax positions related to R&D credits and foreign sales.

For the nine months ended October 2, 2004, net sales were $87.5 million, an 11.3 percent increase over $78.6 million of net sales in the prior year period. Operating income for the nine-month period was $ 7.9 million, which represents a 65.8 percent increase over the same period in 2003. Net loss for the nine months was $2.9 million or 14 cents per share versus net income of $3.3 million, or 16 cents per diluted share for the comparable period last year. The nine-month results for 2004 contain $8.6 million of non-cash interest charges related to the accounting under SFAS No. 150 for stock repurchase agreements with the Company’s founders. Net income, excluding the SFAS No. 150 charge was $5.6 million, or 27 cents per diluted share, for the first nine months of 2004, an increase of 64.7 percent over 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table reconciles the Company’s adjusted results to GAAP net income (loss) and earnings per share, for both year to date and the third quarters of 2004 and 2003 respectively: (in thousands except for per share data)

	For the Three Months Ended				For the Nine Months Ended
	October 2, 2004		September 27, 2003		October 2, 2004		September 27, 2003
		EPS		EPS		EPS		EPS
Net income (loss) (GAAP basis)	$1,543	$0.07	$301	$0.01	$(2,904)	$(0.14)	$3,274	$0.16
Specific items (net of tax):
SFAS No. 150 adjustment	60	0.00	—	—	8,551	0.41	—	—
Expense reimbursement from customer	—	—	—	—	—	—	(680)	(0.03)

Net income and earnings per share excluding specific items	$1,603	$0.07	$301	$0.01	$5,647	$0.27	$2,594	$0.13

RESULTS OF OPERATIONS

Net Sales

The Company recorded sales of $27.1 and $87.5 million for the third quarter and year to date 2004, respectively. This represents the largest third quarter sales in our history as well as the ninth consecutive quarter of year over year sales growth. Strong sales in Europe, Asia and Latin America offset a decline of approximately 11 percent in North America in the third quarter. In the third quarter, two principal color product lines, Retail and Graphic Arts, posted 2 percent sales declines that were offset by robust sales growth in our Industrial product line. Quarterly and year to date sales for the same periods in 2003 were $26.8 and $78.6 million, respectively. On a percentage basis, quarterly and year to date sales increased 1.1 and 11.3 percent respectively in 2004 as compared to 2003. Favorable changes in foreign exchange rates accounted for $0.7 and $2.1 million of the quarterly and year to date sales increases in 2004.

Sales for the Graphic Arts product lines were $12.0 million for the third quarter as compared to $12.4 million for the third quarter of 2003, a decrease of $0.4 million, or 3.2 percent. Year to date sales were $39.0 million in 2004, and $35.9 million in 2003, an increase of $3.1 million or 8.6 percent. Our Graphics Arts products are geared toward both the Printing and Imaging industries, where we serve the commercial and package printers as well as the photographic, graphic design, pre-press and on-demand printing industries. Sales for the third quarter of 2004 continue to be strong in the printing lines which increased 13.7 percent over the same quarter in 2003. Imaging sales in North America, our largest market, have slowed in the third quarter resulting in a decrease of 16.8 percent, as compared to the third quarter of 2003. On a year to date basis, printing and imaging sales have increased 16.8 and 1.4 percent respectively over the same periods of 2003. These increases were driven by volume increases in the printing lines, as well as the introduction of new products and the integration of the ccDot and Monaco Systems product lines, which were acquired in the second and third quarters of 2003, respectively.

The Industrial products group, which provides products and services to the automotive and industrial coatings market, has continued to show strong sales gains in 2004. Sales for the third quarter of 2004 were $7.2 million compared to $6.2 million in the comparable quarter of 2003, an increase of $1.0 million, or 16.1 percent. Year to date sales in 2004 were $22.6 million, compared to $18.4 million in 2003, an increase of $4.2 million or 22.8 percent. The strengthening of capital goods spending outside of North America, sales of the new benchtop product line and favorable exchange rates in Europe were the primary drivers of these gains.

The Retail products group, which provides product solutions to the paint and home décor industry, recorded sales of $3.8 million for the third quarter of 2004 and 2003. Year to date sales were $13.3 million in 2004, compared to $11.3 million for the same period in 2003, an increase of $2.0 million or 17.7 percent. The third quarter has historically been a slower quarter for retail products. The year-over-year sales increases are attributable to increased sales penetration among the large retail chains and major paint companies, continued product rollouts under the Benjamin Moore agreement which was signed in conjunction with the ColoRx product line acquisition in March 2003, and further development of European markets.

Labsphere recorded sales of $2.8 million for the third quarter of 2004, compared to $2.7 million for the comparable quarter of 2003, an increase of $0.1 million, or 3.7 percent. On a year to date basis, sales were $8.2 million in 2004, compared to $7.7 million in 2003, an increase of $0.5 million, or 6.5 percent.

Other product sales, which consist primarily of products for the medical and dental professions, were $1.3 million for the third quarter of 2004, compared to $1.6 million for the same period in 2003, a decrease of $0.3 million, or 18.8 percent. Year to date sales were $4.4 million in 2004 as compared to $5.4 million in 2003, a decrease of $1.0 million or 18.5 percent. Much of this decline is due to a revised pricing structure for the Shade Vision product line agreed to in connection with a new marketing agreement reached at the end of 2003 with Sullivan Schein, Inc. This agreement grants Sullivan Schein exclusive sales and marketing privileges in North America. In return for reduced pricing, Sullivan Schein has assumed all sales and marketing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Sales gains have been recorded for all regions outside of North America on both a quarterly and year to date basis in 2004, compared to 2003. These gains are attributable to both volume increases and favorable foreign exchange rates. The largest foreign exchange impact is in Europe where sales have increased 27.5 and 23.2 percent on a quarterly and yearly basis respectively, as compared to 2003, before excluding the impact of account foreign exchange rates. After adjusting for the change in foreign exchange rates, the comparative gains were 15.1 and 11.1 percent respectively. Sales in the Asia Pacific region have grown 9.4 and 33.2 percent for the quarter and year to date respectively in 2004, as compared to 2003. Foreign exchange rates have a nominal effect in this region, as most sales are billed in U.S. dollars or currencies pegged to the dollar. Sales in the Latin America region, the Company’s smallest sales region, have grown 50.9 and 13.9 percent on a quarterly and yearly basis as compared to 2003. Sales into this region are billed in U.S dollars. North American sales grew by 1.9 percent on a year over year basis in 2004, but declined 11.1 percent for the third quarter as compared to the comparable quarter in 2003.

Cost of Sales and Gross Profit

Gross profit percentages were 65.0 percent for both the quarter and year to date in 2004, as compared to 62.5 and 63.1 percent for the comparable periods in 2003. Gross margins in 2004 have benefited from several factors:

•	Improved manufacturing absorption

•	Increased sales of combined hardware and software product solutions

•	Acquisitions

Increased sales volumes have allowed for higher absorption of factory overhead costs and increased profitability on product sales outside of the United Sales, as the underlying product costs are denominated in U.S. dollars. Our product mix continues to shift toward complete product solutions which include increased software and service components. These products and services typically provide higher margins than those realized from instrument sales. Many of the new software products are being developed by Monaco Systems, which was acquired in July 2003.

Operating Expenses

Total operating expenses were $16.3 million and $49.0 million for the third quarter and nine months, respectively, compared to $16.1 million and $44.9 million respectively for the comparable periods in 2003. The year over year increases were $0.2 million or 1.2 percent for the quarter and $4.1 million or 9.1 percent year to date. In the first quarter of 2003, we received a one-time payment of $1.0 million for the reimbursement of expenses in connection with renegotiation of a customer supply agreement, which was classified as a reduction of general and administrative expenses, thereby lowering that line item. Had this transaction not occurred, the year to date increase in total operating expenses would have been $3.1 million or 6.8 percent.

Changes in foreign exchange rates also accounted for $0.3 and $0.8 million of additional operating expenses for the third quarter and nine months, respectively, as compared to 2003.

The following table compares year to date operating expense components as a percentage of net sales with adjustment for the aforementioned customer expense reimbursement. This metric is an important element of the Company’s strategic planning process. (dollars in millions)

Operating Expenses	2004		2003 As Reported		2003 As Adjusted
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Selling and marketing	$24.1	27.5%	$22.5	28.6%	$22.5	28.6%

General and administrative:	12.7	14.5%	11.8	15.0%	11.8	15.0%
Expense reimbursement from customer	—	—	—	—	1.0	1.3%

Subtotal General and administrative	12.7	14.5%	11.8	15.0%	12.8	16.3%

Research, development and engineering	12.2	13.9%	10.6	13.5%	10.6	13.5%

Total operating expenses	$49.0	55.9%	$44.9	57.1%	$45.9	58.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Selling and marketing expenses were $7.7 million for the third quarter of 2004, as compared to $8.1 million for the comparable quarter of 2003, a decrease of $0.4 million, or 4.9 percent. This decrease was driven by reduced expenses for the dental products group and lower trade show expenditures, and partially offset higher commissions and foreign exchange rates. Year to date costs in 2004 were $24.1 million compared to $22.5 million in 2003, an increase of $1.6 million or 7.1 percent. The yearly increases reflect higher costs for sales personnel, unfavorable foreign exchange rate fluctuations and the reclassification in 2004 of certain costs from general and administrative. In addition, costs totaling $0.7 million were incurred in the first six months of 2004 for the DRUPA Graphic Arts trade show, which is held in Germany every four years. DRUPA is the largest graphic arts trade show in the world and is held over a sixteen-day period. As a percentage of sales, sales and marketing expenses have dropped 1.1 percent on a year over year basis.

General and administrative expenses were $4.3 million for the third quarter of 2004, compared to $3.9 million for the third quarter of 2003, and increase of $0.4 million or 10.3 percent. Year to date expenses in 2004 were $12.7 million compared to $11.8 million in 2003, and increase of $0.9 million, or 7.6 percent. These increases are attributable to higher health care costs, professional fees and unfavorable foreign exchange rates. In addition, 2003 expenses were lowered by a release payment of $1.0 million received in the first quarter of 2003 in connection with the renegotiation of a customer supply agreement. Had this payment not occurred, year to date 2003 expenses would have exceeded 2004 expenses by $0.1 million. Year to date general and administrative expense for Monaco Systems were $0.8 million in 2004 compared to $0.3 million in 2003, for which only expenses after the acquisition date of July 1 were included. As a percentage of net sales, general and administrative expenses have decreased to 14.5 percent year to date in 2004, compared to 15.0 percent for the same period in 2003.

Research, development and engineering (RD&E) expenses were $4.3 million for the third quarter of 2004 compared to $4.1 million for comparable quarter of 2003, an increase of $0.2 million, or 4.9 percent. On a year to date basis, RD&E expenses were $12.2 million in 2004, compared to $10.6 million in 2003, an increase of $1.6 million or 15.1 percent. Included in the 2004 year to date expenses are $1.0 million of RD&E associated with Monaco Systems, compared to $0.3 million for 2003, which is expenses incurred after the acquisition. The overall increase in RD&E spending reflects our increased new product development. This development is focused in our core color markets to develop a wider array of total product solutions offering advanced instrumentation and related software. As a percentage of sales RD&E spending is 13.9 percent for year to date 2004, compared to 13.5 percent for the comparable period in 2003. We anticipate spending will remain in the 12 to 14 percent of sales range for the foreseeable future.

Other Income

Other income consists of investment income, and gains and losses from foreign exchange. The Company’s investment portfolio consists of short-term tax-exempt variable rate demand notes, mutual funds and corporate securities.

For the first nine months of 2004, the Company recorded other losses of $0.3 million, compared to income of $0.2 million for the same period of 2003. The year over year change is attributable to currency exchange losses generated by the foreign sales offices.

Interest Expense

The Company has recorded $0.1 million and $8.6 million of interest expense for the third quarter and nine months, respectively. Almost all of this expense has been recorded in connection with the adoption of SFAS No. 150. As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, and below in financing and investing activities, these costs represent a potential increase in the ultimate payout under the Founders’ Shares redemption program, as well as dividend payments made on program shares. Future charges related to SFAS No. 150 are tied to changes in the price of the Company’s stock; therefore it is not possible to project with any certainty the impact on future earnings.

Write Down of Other Investments

At September 27, 2003, the Company had $3.3 million related to investments made by its strategic venture capital group, XR Ventures, LLC, and (XRV). Each investment represented less than 20 percent of the ownership of the respective portfolio companies. Since the Company did not exercise significant influence over the operating and financial policies of each investee, the investments were recorded at cost.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Although the Company continues to hold positions in several XR Ventures’ portfolio companies, no future investments in the remaining portfolio companies will be made, except where necessary to protect any existing investments.

Income Taxes

The Company recorded an income tax benefit of $0.2 million for the third quarter of 2004. Pre-tax income was $1.4 million for the quarter. On a year to date basis, income tax expense was $1.9 million, and our pre tax loss was $1.0 million. A tax benefit of $0.6 million was recorded in the third quarter of 2004 as a result of amended filings of our 2000 through 2002 tax positions related to R&D credits and foreign sales. Had this benefit not been taken, our effective rate would have been 32.0 percent for the quarter. The year to date provision calculation is negatively impacted by the non tax-deductible aspects of the Founders’ Shares redemption program adjustments. As previously noted, we do not believe it is possible to project future adjustments to the Founders’ Shares redemption liability with certainty, as they are directly tied to stock price changes. The Company’s tax rates for the third quarter and year to date 2004, excluding the impact of the Founders’ Shares redemption charges and the tax benefit of $0.6 million, were 30.6 and 33.4 percent respectively. The third quarter and year to date tax rates in 2003, were 28.0 and 29.5 percent, respectively. The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and tax credits.

Net Income (Loss)

The Company reported a net income of $1.5 million for the third quarter and a net loss of $2.9 million for the nine-month period, in 2004. For the comparable periods in 2003, the Company recorded net income of $0.3 and $3.3 million respectively. On a per share basis, the 2004 net income (loss) per share was $.07 for the third quarter and $(.14) for the nine months. In 2003, fully diluted earnings per share were $.01 and $.16 for the third quarter and nine months respectively.

The average number of common shares outstanding was slightly higher in 2004 due to issuance of common stock in connection with the Company’s stock options and employee stock purchase plans. Common stock equivalent calculations were not presented for the year to date loss in 2004 due to the anti-dilutive effect they have on earnings per share calculations when there is a net loss.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. Each of these components is discussed below.

Cash and Cash Equivalents

At October 2, 2004, our cash and cash equivalents aggregated $9.6 million compared to $10.8 million at January 3, 2004, a decrease of $1.2 million or 11.1 percent. At October 2, 2004, $6.6 million of cash and cash equivalents were held by our subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $8.8 and $9.2 million for the first nine months of 2004 and 2003 respectively. In 2004, net cash provided by operating activities consisted of a net loss of $2.9 million adjusted for non-cash items of $13.1 million and net cash used for changes in operating assets and liabilities of $1.4 million. The 2004 adjustments for non-cash items included $8.3 million for the increase in the value of shares subject to redemption agreements and $4.3 million in depreciation and amortization charges. Operating funds were also provided by a decrease in accounts receivable of $4.3 million, offset by an increase in inventory levels of $1.6 million and increases in accounts payable and other current and non-current liabilities of $1.6 and $1.8 million, respectively.

In 2003, funds provided by operations consisted of net income of $3.3 million, non-cash adjustments of $5.4 million and cash provided by changes in operating assets and liabilities of $0.5 million. The largest non-cash adjustment in 2003 consisted of depreciation and amortization charges of $4.2 million. Funds provided by changes in operating assets and liabilities included $2.5 million provided by a decrease in accounts receivable, which was offset by increases in other current and non current assets and inventory of $1.2 and $0.8 million, respectively.

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

The remaining shares subject to the agreements have been classified on the balance sheet as a long-term liability. The valuation at October 2, 2004 of $43.2 million was determined by multiplying the applicable shares by $12.62 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days proceeding quarter end. At January 3, 2004, the valuation of $34.9 million was determined by multiplying the applicable shares by $10.19. Increases in the value of this liability are classified as interest expense and included as a component of other income (expense).

The Company is in the process of reaching an agreement with the remaining Founders to terminate all of the Founders’ Stock Repurchase Agreements during the fourth quarter of 2004. As a result of terminating these agreements, the Company expects to reverse charges of approximately $9.0 million related to the increase in the value of the agreements that has occurred since the adoption on July 1, 2003, of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Upon reversal of these charges, the remaining $34.2 million, representing the fair value of the Redemption Agreements as of the adoption of SFAS No. 150, will be reclassified to shareholders’ equity. No Founder Stock Repurchase Agreements will remain in effect. The Company is in the process of reviewing a related insurance program that was put in place to fund the repurchase of the shares under the Founders’ Agreements.

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance costs related to the founders’ shares redemption program, (iii) strategic acquisitions and (iv) short term investment purchases and sales.

Net cash used for investing activities during the first nine months of 2004, was $11.2 million, as compared to $10.9 million for the comparable period in 2003, an increase of $0.3 million, or 2.8 percent. Significant cash used for investing activities in the first nine months of 2004 included the founders’ life insurance premiums of $4.2 million, capital expenditures of $4.7 million and an increase in other assets of $2.0 million. Funding for these activities was generated by operating cash flows and periodic sales of short-term investments. For the first nine months of 2003, cash outflows included $9.4 million for acquisition activities, founders’ life insurance costs and capital expenditures of $4.4 and $2.3 million, respectively. These needs were funded through operating cash flows and the sale of $7.2 million in short term investments.

As of October 2, 2004, the Company had short-term investments of $3.1 million, compared to $3.4 million at January 3, 2004. The Company’s portfolio consists primarily of tax-free variable rate demand notes and mutual funds. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $0.5 million at both October 2, and January 3, 2004.

Capital expenditures on a year–to-date basis totaled $4.7 million in 2004. These expenditures were made primarily for machinery, equipment, computer hardware and software. Capital expenditures for the comparable period of 2003 were $2.3 million. We anticipate capital expenditures for the remaining three months of 2004 will be approximately $3.1 million. The emphasis of these expenditures will focus on global information technology upgrades to support both current operations and an expanded research and development efforts and continued upgrades will also be made in our manufacturing capabilities.

During 1998 the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The stock purchases will occur following the later of the death of each founder and his spouse. The price the Company will pay the founders’ estates for these shares will reflect a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price may not be less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements will be funded by $160.0 million of proceeds from life insurance policies the Company has purchased on the lives of certain of these individuals. We anticipate that stock purchases will not coincide with the receipt of insurance proceeds; therefore, borrowed funds may be needed from time to time to finance the Company’s purchase obligations. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. At October 2, 2004, policies are in force with three companies with a net cash surrender value of $25.2 million. The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan and the payment of dividends on its common stock outstanding.

For the first nine months of 2004, financing activities have provided cash of $1.2 million versus a use of $1.0 million in cash for the comparable period in 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In 2004, 289,699 shares have been issued under employee stock options and purchase plans which generated $2.5 million of cash. For the first nine months of 2003, 66,618 shares were issued under employee stock options and purchase plans which generated $0.5 million of cash.

The Company has paid quarterly dividends at a rate of $.025 per share in both 2004 and 2003. These payments have required the use of $1.3 and $1.4 million of cash in 2004 and 2003, respectively. Dividend payments related to shares in the Founders’ Share Redemption program, after July 1, 2003, are classified as interest expense and included as a component of other income and (expense) in accordance with SFAS No. 150. These payments have totaled $0.3 and $0.09 million in 2004 and 2003, respectively.

In September 2000, the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. There were no shares repurchased in 2004, 2003 or 2002 under this program. During 2001, the Company repurchased 231,364 shares at an average cost of $7.56 per share.

The Company believes its current liquidity, future cash flows, short-term investments and bank credit lines give it the financial resources to meet its expected requirements for the foreseeable future. These requirements include the funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20 million and a capital expenditure line of credit of $5 million. At October 2, 2004, there were no balances outstanding for either line of credit.

Acquisitions and Divestitures

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, we obtained all operating assets, software code, intellectual property and customer relationships. This acquisition will give the Company access to new markets and customers in Western Europe and provide additional software capabilities. The acquired products will be integrated with existing X-Rite products within the next twelve months. Final determination and allocation of intangible asset values will be completed in the fourth quarter of 2004.

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. As a result, the Company has recorded a deferred gain on the balance sheet of approximately $0.3 million, representing the discounted value of the note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Arrangements and Contractual Obligations

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate and vehicles. It is not the Company’s policy to issue guarantees to third parties

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business, established procedures are employed to evaluate risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors. There have been no material changes in estimates or accounting policies during the nine months ended October 2, 2004.

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

During the first nine months of 2004, there were no material changes in foreign exchange risk. The founders stock redemption program valuation has increased by $8.3 million. The change in valuation was recorded as interest expense.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings—None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —None

Item 3	Defaults upon Senior Securities—None

Item 4	Submission of Matters to a Vote of Security Holders—None

Item 5	Other Information—None

Item 6	Exhibits

Exhibit Index
31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 11, 2004	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer

November 11, 2004	/s/ Mary E. Chowning
Mary E. Chowning, Vice President and
Chief Financial Officer