Form 10-K
period 2005-01-01
X RITE INC
filed 2005-03-16
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

Common Stock, $.10 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

On March 1, 2005, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 21,038,769.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $293,217,267 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 54.

FORM 10-K

X-Rite, Incorporated

For The Year-Ended January 1, 2005

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

X-Rite, Incorporated (“X-Rite” the “Company” “we” or “us”) is a color systems company that develops, manufactures, markets and supports a wide range of hardware, software and services that measures, communicates, and simulates color. Our principal products are proprietary, end-to-end solutions that utilize advanced optical and electronic sensing instruments and complimentary software. The markets served include Graphic Arts, Retail, and Industrial. A more detailed discussion of X-Rite products and markets appears below.

X-Rite was organized in 1958 as a Michigan corporation and made its initial public offering of common stock in April of 1986. We have grown through internal expansion and acquisitions, investing heavily over the past two years in our core color businesses.

•	Product Innovation

We introduced 7 new products and 10 major product upgrades and devoted substantial resources to research, development, and engineering in 2004. We currently spend over 12 percent of our revenues annually on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, and services.

•	International Operation

With offices in ten countries, service centers across Europe, Asia, and the Americas, X-Rite continues to improve its ability to conduct business with customers around the world. In 2004, international sales represented 47 percent of total revenue. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries: X-Rite GmbH, Cologne, Germany and X-Rite Asia-Pacific Limited, Hong Kong. In 1994, we established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, a French subsidiary, X-Rite Méditerranée SARL, was established by acquiring a branch of an X-Rite dealer located near Paris. 2002 marked the opening of X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The Peoples Republic of China. This subsidiary coordinates activity with previously opened representative offices in Beijing, Tianjin and Guangzhou strengthening our ability to serve China’s growing markets. In 2003, we affirmed our commitment to Japan and the many multi-national headquartered companies that reside there by expanding our sales office and creating a new company, X-Rite, K.K.

•	Recent Acquisitions

We completed four acquisitions in 2003 and 2004, (see Note 9 to the Consolidated Financial Statements).

Monaco Systems, Inc. - a company that develops and distributes color management software in the graphic arts and photo markets. Monaco’s products provide the Company with color management software solutions, broadening its ability to serve new and existing customers.

ccDot meter product line of Centurfax Ltd. - expanding its computer-to-plate product lines for the pre-press and printing industries to include the printing of flexible plastics and corrugated products.

ColoRx ® product line and related assets of Thermo Electron Corporation - a former supplier of color measurement equipment to a large paint manufacturer and distributor, enabling X-Rite to enter into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to its authorized dealers.

Moniga Gremmo – an industrial and ink formulation software company, based in Milan, Italy. This product acquisition extends X-Rite’s color quality control software capabilities with specific features commonly used in industrial markets such as inks, paints, plastics, textiles, cosmetics, and foods.

We operate in one segment: quality control instruments and accessories. Accordingly, no separate operating segment information is presented.

Our primary market focus is in the color management and measurement area. We provide end-to-end solutions that combine hardware, software, and services to customers in three major markets.

MAJOR MARKETS

Graphic Arts

The Graphic Arts business represented approximately 44 percent of X-Rite’s total net sales in 2004, and consists of two major markets: Digital Imaging and Printing.

X-Rite’s Digital Imaging markets consist of on-demand print-for-pay, photo processing, photography, graphic design, pre-press service bureaus, and a myriad of calibration tools for image setters, raster image processors, and digital printers. Our product solutions work to create value at key stages of the graphic arts workflow by reducing waste and increasing productivity.

The primary Printing markets that we serve are in commercial printing and package printing. X-Rite’s color-calibrated instruments, digital palettes, and output measurement devices support color communication for the entire printing and preprinting process eliminating costly mistakes. Our handheld products are straightforward, self-contained solutions that keep color on-target in the pre-press process, ink lab and the pressroom. X-Rite’s automated scanning systems support the need for faster and more frequent color data collection.

Retail

X-Rite’s Retail business serves two major markets: paint matching and home décor. This business is conducted under the name of Match Rite and represented approximately 17 percent of our total net sales in 2004. X-Rite is the leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and it has established a strong presence in Europe and other regions of the world. X-Rite’s Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment promoting sophisticated shade matching capabilities for the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base.

Industrial

Our Industrial business represented approximately 26 percent of total net sales in 2004, and is concentrated in the automotive and process control markets. We design, develop, and manufacture reliable and accurate precision instrumentation for global manufacturers fulfilling a need to measure color for formulation, quality, and process control for paint, plastics, and textiles. Accurate color reproduction offers businesses a competitive advantage, and is an important factor when products are assembled from parts made around the world. X-Rite industrial product solutions are designed to reduce waste, increase production uptime, improve process management, and enable global color communication.

Other

Light measurement – X-Rite is one of the most experienced suppliers of light measurement technology in the world, producing best-in-class light measurement systems and accessories, uniform light sources, diffuse reflectance materials, and reflectance standards. Our Labsphere subsidiary specializes in the design and manufacture of integrating spheres and systems, and instruments for a variety of electro-optical test and measurement applications, including: lamp flux measurement, LED measurement, reflectance and transmittance measurement, and radiance and irradiance applications. This extensive product line features more than 100 systems and accessories that serve many industries, including telecommunications, automotive, and military/aerospace

Medical and Dental – X-Rite serves the medical x-ray market’s imaging needs and provides instrumentation designed for use in controlling variables in the processing of x-ray film. Additionally, we manufacture restorative tooth shade matching instruments and complementary software packages that are designed for use in cosmetic dental practices. Our ShadeVision® System is a significant technological advance that improves patient care by replacing the subjective selection of tooth color with an accurate measurement. This product line is sold and marketed exclusively through our partner, Sullivan-Schein Dental, part of the Henry Schein Company.

PRODUCTS

X-Rite’s color measurement solutions are comprised of hardware, software, and services. Here is a brief overview of the primary components that make up our product lines.

Instrumentation

•	Colorimeters measure light much like the human eye using red, green and blue receptors and are utilized to measure printed colors on packages, labels, textiles and other materials where a product’s appearance is critical for buyer acceptance.

•	Spectrophotometers are related to colorimeters; however, they measure light at many points over the entire visible spectrum. Spectrophotometers are used in color formulation for materials such as plastics, paints, inks, ceramics and metals. The Company’s multi-angle spectrophotometer, which is used to measure the color of metallic finishes, is useful for controlling the color consistency of automotive paints and other metallic and pearlescent coatings. In addition, the Company produces a spherical spectrophotometer, which measures the color of textured surfaces and is used in the textile, paint, and plastics industries.

•	Densitometers are instruments that measure optical or photographic density, compare such measurement to a reference standard, and signal the result to the operator of the instrument. Some models are designed for use in controlling variables in the processing of x-ray film in medical and non-destructive testing applications. Other models are designed to be used to control process variables in the production of photo-transparencies, such as photographic film and microfilm, or measure the amount of light that is reflected from a surface, such as ink on paper.

•	Spectrodensitometers combine the function of a densitometer with the functions of a colorimeter and a spectrophotometer to provide measurements for monitoring color reproduction used for controlling the color of printed inks in graphic arts applications.

•	Sensitometers are used to expose various types of photographic film in a very precise manner for comparison to a reference standard. The exposed film is processed and then “read” with a densitometer to determine the extent of variation from the standard.

Software

The Company provides software that interacts with its color measurement instruments and other process equipment. These software packages allow the user to collect and store color measurement data, compare that data to established standards, and communicate color results and formulate colors from a database.

OTHER INFORMATION

Manufacturing, Sourcing and Service

We manufacture the majority of our products at the manufacturing facility in Grandville, Michigan. We generally have multiple sources for raw materials, supplies and components, and are generally able to acquire materials on a volume discount basis. We provide product repairs and service at ten locations throughout the world.

Competition

The color management and measurement business is intensely competitive and subject to technological change, evolving customer requirements, and changing business models. We face significant competition in all areas of our current business activities. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other technologies emerge or become less expensive. We face direct competition with approximately 12 firms producing competing products in the graphic arts category, and approximately six manufacturers of competing products in the retail and industrial markets some of whom have significant resources and sales. The primary basis of competition for all the Company’s products is technology, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Employees

As of March 1, 2005, the Company employed 643 people on a full time basis, of which 509 are in the United States. We believe we have been successful in attracting and retaining highly qualified employees, but we cannot guarantee that we will continue to be successful in the future. We believe we have good relationships with our employees.

Patents

X-Rite owns 63 patents and currently has 43 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

Distribution Networks

X-Rite’s products are sold by its own sales personnel and through independent manufacturer’s representatives. Certain products not sold directly to end-users are distributed through a network of independent dealers in eighty countries. Independent dealers are managed and serviced by the Company’s sales staff and by independent sales representatives.

Seasonality

The Company’s business is generally not subject to seasonal variations that significantly impact sales, production, or net income.

Working Capital Practices

The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company’s business.

Significant Customers

No single customer accounted for more than 10 percent of total net sales in 2004, 2003, or 2002. We do not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog

The Company’s backlog of scheduled but unshipped orders was $4.6 million at February 28, 2005, and $5.3 million at February 29, 2004. This backlog is expected to be filled during the current fiscal year.

Research, Development and Engineering

During 2004, 2003, and 2002, respectively, the Company expensed $15.2, $14.6, and $12.4 million on research, development, and engineering. X-Rite has no customer sponsored research and development activities.

See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this report for a discussion of our domestic and international sales.

ITEM 2.	PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of March 1, 2005:

Location	Principal Uses	Owned/Leased
Grandville, MI	Manufacturing, R, D&E, sales, customer service, warehouse, and administration.	Owned
Grandville, MI	Sales and training.	Leased
North Sutton, NH	Manufacturing, R,D&E, sales, customer service, warehouse, and administration.	Owned
Poynton, England	Sales, customer service, and administration.	Leased
Cologne, Germany	Sales, customer service and administration	Leased
Berlin, Germany	Manufacturing, R,D&E, sales, customer service, warehouse, and administration.	Leased
Singapore	Sales and administration.	Leased
Quarry Bay, Hong Kong	Sales, customer service, and administration.	Leased
Brno, Czech Republic	Sales and customer service.	Leased
Massy, France	Sales, customer service, and administration.	Leased
Tokyo, Japan	Sales, customer service, and administration.	Leased
Beijing, China	Sales and customer service.	Leased
Tianjin, China	Sales and customer service.	Leased
Guangzhou, China	Sales and customer service.	Leased
Shanghai, China	Sales, customer service, and administration.	Leased
Origin, Italy	Sales and customer service.	Leased
Tewksbury, MA	RD&E, sales, customer service, and administration.	Leased
Barcelona, Spain	Sales and customer service.	Leased

Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 65,000 square feet. Management considers all the Company’s properties and equipment to be suitable and adequate for its current and reasonably anticipated development, production, distribution, and selling requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is periodically involved in other legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 1, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions of all of the Company’s executive officers. Except as discussed, each of the named officers has served the Company in an executive capacity for more than five years.

Name	Age	Position	Position Held Since
Michael C. Ferrara	62	President, Chief Executive Officer	2001	(1)
Bernard J. Berg	61	Senior Vice President, Engineering	1983
Mary E. Chowning	43	Vice President, Chief Financial Officer	2003	(2)
Jeffrey L. Smolinski	43	Vice President, Operations	1994
Joan Mariani Andrew	46	Vice President, Global Sales	1995
James M. Weaver	40	Vice President, Marketing & Product Development	2001	(3)

(1)	Prior to joining X-Rite, Mr. Ferrara served as the Chief Executive Officer of Marine Optical Group, a worldwide design and marketing company in the eyewear business, and he held that position for more than five years.

Mr. Ferrara was appointed President of X-Rite, Incorporated in 2001, and Chief Executive Officer in 2003.

(2)	Prior to joining X-Rite, Ms. Chowning was a Managing Member and Chief Financial Officer for Wind River Management LLC, and served in that position for four years.

(3)	Prior to joining X-Rite, Mr. Weaver served as the Director of Marketing for Details, a division of Steelcase, a manufacturer of office furniture located in Grand Rapids, Michigan, and he served in that position for four years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted in the NASDAQ – National Market System under the symbol XRIT. As of March 1, 2005, there were approximately 1,300 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

	High	Low	Dividends Per Share
Year Ended January 1, 2005:
First Quarter	$15.35	$11.18	$.025
Second Quarter	16.98	11.70	.025
Third Quarter	15.35	11.18	.025
Fourth Quarter	16.73	13.07	.025

Year Ended January 3, 2004:
First Quarter	$9.52	$6.60	$.025
Second Quarter	11.56	8.25	.025
Third Quarter	12.48	9.73	.025
Fourth Quarter	11.80	10.19	.025

The Board of Directors intends to continue paying dividends at the current quarterly rate of 2.5 cents per share. The Board of Directors re-evaluates the Company’s dividend policy periodically. Any determination relating to the Company’s dividend policy will be at the discretion of the Board of Directors and will be dependent upon a number of factors including the Company’s financial condition, results of operations, capital requirements, terms of the Company’s financing arrangements and such other factors as the Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the five years ended January 1, 2005 is summarized as follows:

	(000’s except per share data)
	2004	2003	2002	2001	2000
Net sales	$126,241	$117,144	$98,468	$91,658	$103,449
Operating income	15,818	8,729	6,431	2,099	18,073
Net income (loss)	12,424	5,481	(9,409)	1,933	12,408
Earnings (loss) per share:
Basic	.60	.27	(.47)	.09	.59
Diluted	.59	.27	(.47)	.09	.58
Dividends per share	.10	.10	.10	.10	.10
Total assets	$134,293	$119,683	$102,884	$118,952	$125,683
Long-term debt	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements include, but are not limited to statements concerning liquidity, capital resources needs, tax rates dividends, and potential new markets.

The following discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as “we” “us” “X-Rite” and “the Company”). This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about the Company’s significant accounting policies and practices and the transactions that underlie its financial results.

Company Business

We are a color systems company that develops, manufactures, markets and supports a wide range of hardware, software and services that measures, communicates, and simulates color. Our principal products are proprietary, end-to-end solutions that utilize advanced optical and electronic sensing instruments and complementary software. The key markets served include Graphic Arts, Retail, and Industrial.

We generate revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

Our cost of sales consists primarily of the costs associated with manufacturing its products. Those costs consist of materials, labor and manufacturing overhead. X-Rite’s primary manufacturing activities are conducted at facilities in Michigan and New Hampshire. Software development is conducted at these facilities, as well as one in Massachusetts. X-Rite’s gross profit historically has fluctuated within a relatively narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs.

Operating expenses are composed of three categories; selling and marketing, general and administrative expenses and research, development and engineering. Selling and marketing expenses consist of wages, commissions, facility costs, travel, advertising, media and product promotion costs. General and administrative expenses include compensation and facilities costs for the information systems, executive, human resources and finance departments, as well as software, legal and consulting costs. Research, development and engineering expenses are composed of wages, facilities, software and consulting costs. These costs are incurred for both new product development, and the support and refinement of the existing product lines.

Overview of 2004

In 2004, we delivered revenue, operating income and net income improvement over our 2003 results. Highlights of 2004 include:

•	We achieved a record annual revenue level of $126.2 million, a 7.8 percent increase over 2003 levels. Our core color business grew by 10.1 percent versus 2003.

•	Our operating income for fiscal 2004 grew to $15.8 million, an increase of over 24 percent from 2003 levels, excluding two non-recurring items. Our 2003 operating income included charges for goodwill impairment of Coherix subsidiary of $2.6 million and severance costs for our former CEO and CFO of $1.4 million. Our operating income in 2003 excluding these items was $12.7 million.

•	We terminated our Founders’ Stock Repurchase agreements and reversed $9.0 million of charges related to these agreements during the fourth quarter of this year.

•	We launched 7 new to market products and 10 major product upgrades during the year and increased our percentage of revenues from products five years old or less to 36.7 percent of total sales.

Throughout 2004, we took a number of specific steps to build our color business and strengthen our Company. Specifically:

•	We updated our long-term strategic plan and validated a $1 billion served market for our color business. We have narrowed our focus on twelve vertical markets within our three business areas to drive growth and profitability. These vertical markets include:

•	Graphic Arts

•	On-Demand / Print for Pay

•	Photo processing

•	Photography

•	Graphic design

•	Pre-press service bureaus

•	Commercial and package printing

•	Retail

•	Paint matching

•	Home décor

•	Industrial

•	Automotive interiors

•	Automotive exteriors

•	Automotive refinishing

•	Non-automotive markets

•	We successfully completed one acquisition in our core color business, Moniga Gremmo, and fully integrated the 3 acquisitions we executed in 2003.

•	We continue to heavily invest in engineering, research, and development. These investments drive our new products and organic revenue growth. We expect our spending in this area to remain in the 12 to 14 percent range.

•	We invested in technology that will help to reduce our costs to serve our customers and better manage our back office operations.

•	Drupa, a major graphic arts trade show held every four years in Düsseldorf, Germany occurred in May 2004. We showcased several innovative products at this show that were very well received by our customers including Pulse, DTP-70, and the Intellitrax scanning system.

•	We partnered with several of our large customers to develop unique products for their markets including Pocket Palette; our new LED based portable color-matching device is an excellent example of this partnering.

•	Our Asia-Pacific region achieved over 31 percent revenue growth in 2004 versus 2003.

•	We successfully implemented section 404 of the Sarbanes-Oxley Act of 2002 and received an unqualified opinion from our Independent Registered Public Accounting Firm, Ernst & Young LLP.

As we look forward, we believe customer demand for color related solutions will continue to grow. We are focused on developing the innovative products and solutions that our customers demand and executing our business strategies.

Results of Operations

The following table sets forth information derived from the Company’s consolidated statements of operations and includes amounts expressed as a percentage of net sales. (in thousands)

	2004		2003		2002
Net sales	$126,241	100.0%	$117,144	100.0%	$98,468	100.0%
Cost of sales	44,903	35.6	42,410	36.2	36,899	37.5

Gross profit	81,338	64.4	74,734	63.8	61,569	62.5
Operating expenses:
Selling and marketing	33,541	26.6	31,519	26.9	27,769	28.2
General and administrative	16,809	13.3	17,239	14.7	14,993	15.2
Research, development & engineering	15,170	12.0	14,605	12.5	12,376	12.6
Goodwill and other long lived asset impairments	—	—	2,642	2.3	—	—
Restructuring charges	—	—	—	—	—	—

Total operating expenses	65,520	51.9	66,005	56.4	55,138	56.0

Operating income	15,818	12.5	8,729	7.4	6,431	6.5
Other income (loss)	142	—	(788)	(0.7)	33	—
Write down of other investments	—	—	(3,662)	(3.1)	(7,237)	(7.4)

Income (loss) before income taxes and cumulative effect of change in accounting principle	15,960	12.6	4,279	3.6	(773)	(0.9)
Income taxes	(3,536)	(2.8)	(1,202)	(1.0)	1,021	1.0

Cumulative effect of change in accounting principle	—	—	—	—	(7,615)	7.7

Net income (loss)	$12,424	9.8%	$5,481	4.6%	$(9,409)	(9.6)%

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

Operating income excluding specific items (in thousands)

	2004	2003	2002
Operating income (GAAP)	$15,818	$8,729	6,431
Specific items for exclusion:
Goodwill and other long lived asset impairments	—	2,642	—
Executive severances	—	1,362	—

Operating income excluding specific items	$15,818	$12,733	$6,431

Income (loss) before income taxes excluding specific items (in thousands)

	2004	2003	2002
Income (loss) before income taxes (GAAP)	$15,960	$4,279	$(773)
Specific items for exclusion:
Goodwill and other long lived asset impairments	—	2,642	—
Executive severances	—	1,362	—
XR Ventures impairment	—	3,362	7,237
Adoption of FASB No. 150	342	828	—
Termination of Founders’ Agreements	(657)	—	—

Income before income taxes excluding specific items	$15,645	$12,473	$6,464

Net Sales

Net sales in 2004 were $126.2 million, compared to $117.1 million in 2003, an increase of $9.1 million or 7.8 percent. We achieved sales records on both an annual and quarterly basis. Our fourth quarter sales of $38.8 million were our tenth consecutive quarter of comparable period growth. Sales in 2002 were $98.5 million. The sales growth in 2004 is attributable primarily to internal growth and the positive effect of foreign exchange rates. Internal growth in 2004 was $6.2 million which was driven in part by the successful integration of the 2003 acquisitions in the Graphics Arts (cc Dot, now known as X-Rite Dot and Monaco Systems) and Retail product lines (Benjamin Moore), as well new product introductions. Favorable foreign exchange rates, primarily the Euro and Pound Sterling also contributed $2.8 million of the year over year gain in 2004. The following table highlights the contributions of each of these factors to 2004 sales and compares them to the prior two years:

Elements of Sales Growth (in millions)

	2004	2003	2002
Prior Year Sales	$117.1	$98.5	$91.7
Increase Due to:
Current Year Acquisitions	0.1	7.6	—
Foreign Exchange	2.8	3.8	0.8
Internal Growth	6.2	7.2	6.0

Current Year Sales	$126.2	$117.1	$98.5

X-Rite’s provides color measurement solutions to many industries which we measure in five separate product lines, Graphic Arts, Industrial, Retail, Light and Other. The following table denotes sales by product line for the past three years

Sales by Product Line (in millions)

	2004	2003	2002
Graphic Arts	$54.8	$52.4	$41.7
Industrial	32.2	27.2	23.0
Retail	20.9	17.9	14.7
Light	11.9	12.4	11.9
Other	6.4	7.2	7.2

Total Sales	$126.2	$117.1	$98.5

Graphic Arts

The Graphics Arts product lines provide product solutions to the commercial and package printing industries as well as the on demand print, photo processing, photography, graphic design and pre-press service bureaus in the imaging industries. Combined Graphic Arts sales in 2004 were $54.8 million, compared to $52.4 million in 2003, an increase of $2.4 million or 4.6 percent. Approximately $1.2 million of the 2004 increase is attributable to foreign exchange rates. Graphic Arts sales in 2002 were $41.7 million.

Printing sales contributed almost all of the gains in Graphic Arts in 2004, recording sales of $28.1 million compared to $25.7 million in 2003, an increase of $2.4 million or 9.3 percent. Our growth was driven by strong scanning system sales, general improvement in the printing market and full year sales of the X-Rite Dot product. Growth in excess of 20 percent was noted in all of our key geographic markets except North America which was flat. Printing sales in 2002 were $21.3 million.

Imaging sales in 2004 and 2003 were $26.7 million. Sales were negatively impacted by sluggishness in the photo mini lab business and delays in shipping two new products. Imaging sales in Asia Pacific grew 55 percent in 2004, while Europe and North American sales declined 2.6 and 6.9 percent respectively.

Industrial

The Industrial products group provides color measurement solutions for the automotive and process control markets. Our products are integral part of the manufacturing process for automotive interiors and exteriors, as well as the refinishing and non-automotive secondary markets. In 2004, the Industrial product lines recorded sales of $32.2 million, compared to $27.2 million in 2003, an increase of $5.0 million, or 18.4 percent. Industrial sales were $23.0 million in 2002. Foreign exchange gains primarily in Europe provided $1.1 million of the Industrial sales gain in 2004. Much of growth in 2004 occurred outside our core North American market. The expanding manufacturing economy in China as well as the growth in consumer spending there led to a 54.6 percent growth in the Asia Pacific region as compared to 2003. Foreign exchange rates have a nominal effect on our sales results in the Asia Pacific region. Favorable foreign exchange rates and growth in our core markets caused sales in Europe to grow 25.4 percent in 2004 as compared to 2003. Foreign exchange rate changes provided approximately fifty percent of the European gains in 2004. Sales in North America grew at only a 1.0 percent pace in 2004, due to primarily to reduced capital spending in the auto markets.

Retail

The Retail products group markets its paint matching and home décor product lines under the Match-Rite label to home improvement centers, mass merchants and paint retailers. In 2004, Retail sales were $20.9 million compared to $17.9 million in 2003, an increase of $3.0 million or 16.8 percent. Sales in 2002 were $14.7 million. Growth in sales in 2004 is attributable to new products and upgrades as well as continued strength and demand with our large retail customers. Foreign exchange rates had a nominal effect on sales in 2004 as over 90 percent of sales are in North America.

Light

X-Rite serves the light measurement market primarily through its Labsphere subsidiary. Labsphere provides integrating spheres and systems as well as reflectance materials used for an array of measurement and processing applications. Light sales in 2004 were $11.9 million compared to $12.4 million in 2003, a decrease of $0.5 million, or 4.0 percent. Foreign exchange rates provided a benefit of $0.3 million in 2004 as compared to 2003. Sales in 2002 were $11.9 million. Demand for light products has remained sluggish due to continued softness in the LED and telecommunications industries. We have seen slight improvements in the market during the latter half of 2004 and anticipate modest improvements in 2005.

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. Total sales of these products in 2004 were $6.4 million compared to $7.2 million in 2003, a decrease of $0.8 million, or 11.1 percent. Sales for 2002 were $6.9 million. Foreign exchange rates had a nominal effect on sales for these groups.

Our medical products provide instrumentation designed for use in controlling variables in the processing of x-ray film. Medical product sales were $4.1 million in 2004, compared $4.0 million in 2003, an increase of $0.1 million or 2.5 percent. Sales in 2002 were $3.9 million.

The dental products line provides color-matching technology to the cosmetic dental industry through our ShadeVision systems. Effective in 2004, Sullivan-Schein, Inc. assumed all sales and marketing responsibilities for the ShadeVision product line with X-Rite continuing its manufacturing and development role. This agreement was expected initially to lower total sales and margins as well as sales administrative and development expenses. Sullivan-Schein is a world-leading provider of products and services to the dental industry. Dental product sales in 2004 were $2.3 million compared to $3.2 million in 2003, a decrease of $0.9 million, or 28.1 percent. Sales for 2002 were $3.1 million.

Sales by Region Served

Sales growth in 2004 was accomplished primarily in our international markets. Sales to the Asia Pacific and European markets grew 31.6 and 9.7 percent respectively. Sales in Europe, which are denominated primarily in the Euro and Pound Sterling, continued to benefit in 2004 from the weak U.S. dollar. Growth in the Asia Pacific region was driven mainly by organic growth and the increasing manufacturing base in China. Foreign exchange rates have had a nominal effect in this region, as most of our sales are denominated in U.S. dollars or currencies pegged to the dollar. Latin America, which is the Company’s smallest market, grew by 17.9 percent in 2004.

The following table highlights the Company’s growth by region over the past three years.

Sales by Geographic Region (in millions)

	2004	2003	2002
North America	$72.4	$71.3	$62.5
Europe	30.5	27.8	21.9
Asia Pacific	20.0	15.2	11.8
Latin America	3.3	2.8	2.3

Total	$126.2	$117.1	$98.5

Price changes had a marginal impact on sales levels over the past three years.

Gross Profit

Gross profit as a percent of net sales increased slightly in 2004, to 64.4 percent as compared to 63.8 and 62.5 percent in 2003 and 2002, respectively. Margins have remained strong in our core color products line for the past several years, while the light and medical products have been significantly below the Company average. The medical products margins have been impacted by the change in the Sullivan Schein marketing arrangement, while the light products margin have suffered from continued soft sales. On a consolidated basis, we have been able to maintain a strong margin with slight increases for the past several years due to the following factors:

•	Improved manufacturing absorption in color products

•	Foreign exchange rates

•	Change in product mix

•	Acquisitions

The combination of increased sales volumes and favorable foreign exchange rates allowed for higher absorption of factory overhead costs and increased profitability on certain foreign sales, as the underlying product cost was denominated in U.S. dollars. Our increased emphasis on total color product solutions has altered the product mix to include larger software and service components which typically produce higher margins. We expect software to continue to grow as a proportion of total sales.

Operating Expenses Overview

Total operating expenses were $65.5, $66.0, and $55.1 million for 2004, 2003, and 2002 respectively. The year over year decrease in 2004 was $0.5 million or 0.8 percent. In 2003, the Company recorded Goodwill and other long-lived impairment charges of $2.6 million and received a one-time payment of $1.0 million for the reimbursement of expenses in connection with renegotiation of a customer supply agreement, which was classified as a reduction of general and administrative expenses, thereby lowering that line item. After adjusting for these transactions, 2003 operating expenses would have been $64.4 million and 2004 operating expenses were $1.1 million or 1.7 percent higher than the 2003 adjusted amount.

Changes in foreign exchange rates accounted for $1.2 and $1.7 million of additional operating expenses for the 2004 and 2003, respectively, as compared to prior years.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation, facility costs, travel, advertising and trade show expenses associated with the Company’s global sales and marketing personnel. Selling and marketing expenses were $33.5 million for 2004, compared to $31.5 million in 2003, an increase of $2.0 million or 6.3 percent. This increase reflects higher commissions and incentive costs, unfavorable foreign exchange fluctuations in Europe and the reclassification in 2004 of certain costs from general and administrative. In addition, costs of $0.7 million were incurred in 2004 for the DRUPA Graphic Arts trade show, which is held in Germany every four years. DRUPA is the largest graphic arts trade in the world and was a focal point of the Company’s graphic arts marketing and product launch efforts in 2004.

In 2003, selling and marketing costs increased $3.7 million or 13.3 percent over 2002 costs of $27.8 million. This increase was attributable to higher compensation costs and benefit costs, increased travel costs and the effect of unfavorable foreign exchange rates in Europe. Marketing costs increased as a result of consulting expenses incurred for new product strategy and research as well as costs related to the launch of a new corporate brand identity. The increases noted in 2002 costs were across most lines of business, with particular emphasis on newer lines including ShadeVision and Coherix. Additional costs were also incurred in 2002 for new product rollouts for the 8000 Benchtop series, ColorDesigner and ATD News, and additional staffing and travel costs related to the opening of the Shanghai office.

As a percentage of net sales, selling and marketing expenses were 26.6, 26.9, and 28.2 percent in 2004, 2003, and 2002 respectively.

General and Administrative Expenses

General and Administrative costs include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions. General and administrative expenses in 2004 were $16.8 million compared to $17.2 million in 2003, a decrease of $0.4 million, or 2.3 percent. The decrease was attributable primarily to severance costs incurred in 2003 of $1.4 million for the Company’s former Chief Executive and Chief Financial Officers. These costs were offset in 2004 by incremental operating costs for the Monaco Systems operations which were acquired in July of 2003, increased professional fees and unfavorable foreign exchange fluctuations. In 2003, the Company received a one-time payment of $1.0 million for the reimbursement of expenses in connection with renegotiation of a customer supply agreement, which was classified as a reduction of general and administrative expenses. After adjusting for this payment, the 2003 expenses would have been $18.2 million and the year over year decrease when compared to 2004 would have been $1.4 million or 7.7 percent.

General and administrative expenditures in 2003 were $2.2 million or 14.7 percent higher than 2002. The increases were attributable to increased compensation and benefits costs, costs related to the Monaco Systems acquisition, unfavorable foreign exchange rates in Europe and severance costs. The 2002 general and administrative costs were $0.4 million or 2.7 percent lower than 2001. This nominal decrease was primarily attributable to the positive effects of several corporate cost cutting initiatives that were focused on domestic operations.

As a percentage of net sales, general and administrative expenses were 13.3, 14.7, and 15.2 percent in 2004, 2003, and 2002 respectively.

Research, Development and Engineering Expenses

Research, Development and Engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States. RD&E expenditures in 2004 were $15.2 million compared to $14.6 million in 2003, an increase of $0.6 million, or 4.1 percent. Total expenditures in 2004 including capitalized software costs increased $1.0 million. Most of these costs were the incremental engineering costs associated with the Monaco Systems acquisition which occurred in July of 2003. In 2002, RD&E expenditures were $12.4 million. Due to the number of new products in planning RD&E, expenses are projected to increase on a dollar basis in the future while the total costs as a percentage of revenues are expected to remain in the range of 12 to 14 percent.

RD&E costs, as a percentage of net sales were 12.0%, 12.5%, and 12.6% for 2004, 2003 and 2002, respectively.

In addition to the RD&E costs reported as operating expenses, costs were incurred to develop new software products in each of the last three years that were capitalized. Software development costs capitalized totaled $3.3, $2.9, and $1.7 million in 2004, 2003, and 2002, respectively. The related amortization expense was included in cost of sales (see Note 2 to the Consolidated Financial Statements).

Goodwill and Other Long Lived Asset Impairments

In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results and explore alternatives for its Coherix subsidiary including a possible sale. In connection with this decision, an impairment charge of $2.6 million was recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of primarily other long-lived assets. On June 30, 2004, the Company sold the primary assets of Coherix for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. As a result, the Company has recorded a deferred gain on the balance sheet of approximately $0.5 million, representing the discounted value of the note.

Other Income (Expense)

Other Income (Expense) consists primarily of dividend and interest income, foreign currency exchange gains and losses, and interest charges in connection with the Founders’ Share Redemption Agreement. In November 2004, the Company recorded an interest credit of $0.7 million in connection with the reversal of FAS No. 150 relating to the Founders’ Shares Redemption Agreements. This amount represents the charges recorded in 2003, relating to the increase in the Founders’ Liability. Dividend payments on Founders’ Shares previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. The payments were $0.3 and $0.2 million in 2004 and 2003. Foreign exchange losses in 2004 were ($0.3) million which was offset by interest and other income of $0.1 million. Net other income in 2003 was nominal.

Write-Down of Other Investments

Other investments include investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV) (See Other Investments, for additional information). Each investment represents less than 20 percent of the ownership of the respective portfolio companies. Since the Company does not exercise significant influence over the operating and financial policies of each portfolio company, the investments have been recorded at cost.

The Company periodically evaluated the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value and a loss is recognized. At various times in 2003 and 2002 the Company performed comprehensive assessments of the continuing value of each XR Ventures investment.

Based on the continued erosion of the venture capital markets, the technology sectors of the economy and specific reviews of its portfolio, the Company concluded that the value of its investments had been permanently impaired. Therefore, the Company recorded charges of $0.1, $0.2 and $3.4 million in March, June and December of 2003, respectively, for a total of $3.7 million for the year. The Company recorded charges of $6.6 and $0.6 million in June and December 2002, respectively, for a combined total of $7.2 million for the year. At January 3, 2004, all venture capital investments had been fully impaired. Although the Company continues to hold positions in several XR Ventures’ portfolio companies, no future investments in the remaining portfolio companies will be made, except where necessary to protect any existing investments.

In 2002 and 2001, the Company concluded that it may not be able to realize certain capital losses it incurred prior to their expiration related to these impairments. Therefore, it did not record a tax benefit at that time. In 2003, the Company re-evaluated this position and concluded that the execution of certain qualified tax strategies which the Company was capable of completing, would allow for the realization of capital gains within the expiration period. Accordingly, a tax benefit of $2.8 million was recorded in the fourth quarter of 2003 related to the prior years’ impairments.

Income Taxes

For 2004, the Company recorded an income tax provision of $3.5 million, an effective rate of 22.2 percent. The effective tax rate has benefited from the execution of certain international tax strategies and research and development tax credits. A tax benefit of $0.6 million was recorded in the third quarter of 2004 as a result of amended filings of our 2000 through 2002 tax positions related to research and development credits.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 1, 2005 because such earnings are intended to be reinvested indefinitely outside of the United States and certain of these entities are pass through tax entities. Where excess cash has accumulated in non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings would be remitted. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The Company has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The status of this evaluation of these provisions is described in the following section.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company’s one-year period during which the qualifying distributions can be made is fiscal 2005. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that could be repatriated, which would be eligible for the temporary deduction, has not been determined at this time, nor the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts if any, it will repatriate. The Company expects to complete its evaluation to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of 2005.

The Company recorded a tax benefit of $1.2 million in 2003 against pre-tax income of $5.5 million. This benefit reflects the reversal of $2.8 million in deferred tax valuation reserves established in 2002 and the first three quarters of 2003. These valuation reserves were originally recorded in connection with the write-downs of the XRV investment portfolio in 2001 and 2002. At that time, the Company was not assured that these write downs would be fully deductible capital losses and a valuation allowance was established. In the December 2003, a qualified tax strategy was put in place that would allow for the ultimate realization of capital gains within the expiration period and accordingly the valuation allowance was reversed. Exclusive of the valuation allowance reversal, the Company’s effective tax rate would have been 37 percent compared to the U.S. statutory rate of 35 percent. The increase over the statutory rate is primarily attributable to the effect of certain non-deductible foreign losses, expenses related to the adoption of SFAS 150 for the founders’ program and state income taxes.

The Company recorded a tax provision of $1.0 million in 2002 against a loss before taxes and the cumulative effective of change in accounting principle of $0.8 million. The provision was adjusted by the potential non-deductible capital losses associated with the write-down of investments by XR Ventures, LLC. Exclusive of these write-downs, the Company would have had approximately a 16 percent tax rate in 2002, compared to the U.S. statutory rate of 35 percent. This lower rate was due to tax reductions received as a result of the Company’s foreign sales operations.

Cumulative Effect of Change in Accounting Principle

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill, and Other Intangible Assets”. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment annually and as indicators of impairment occur. As discussed further in Note 4 to the Consolidated Financial Statements, during 2002, the Company completed steps one and two of the transitional testing required by SFAS No. 142, as well as, the annual impairment-testing requirement. Step two testing was completed with the assistance of an independent valuation firm during the fourth quarter of 2002.

Under SFAS No.142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company evaluated goodwill using three reporting units, Labsphere and Optronik combined, Coherix, and X-Rite Mediterranee.

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred. Therefore, a non-cash charge of $7.6 million, or 38 cents per share, was recorded and classified as a cumulative change in accounting principle as required by SFAS No. 142 in the first quarter of 2002. The decline in fair value of the Labsphere and Optronik reporting unit was primarily attributable to a decline in revenue and profitability for the unit. This decline led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining units exceeded their net book value; therefore, no impairment charges were recorded for these units. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. Each of these components is discussed below.

Cash, Cash Equivalents and Short-Term Investments

At January 1, 2005, the Company had cash and cash equivalents of $9.7 million, compared to $10.8 million at January 3, 2004, a decrease of $1.1 million. Our short-term investment portfolio has a market value of $6.3 million at January 1, 2005, an increase of $2.9 million over January 1, 2004. Operating and financing activities provided $15.3 and $1.4 of cash in 2004, respectively. Investing activities required the use of $17.7 million in 2004, including $2.9 million net, used to acquire short-term investments. Foreign exchange rates had a nominal effect on cash flows in 2004. At January 1, 2005, $2.0 million of cash and cash equivalents were held by our subsidiaries outside of the United States.

Operating activities in 2003 generated a positive cash flow of $18.3 million, which was offset by funds used for investing and financing activities of $16.1 and $1.3 million respectively. Foreign exchange rates caused a decrease in cash of $0.2 million.

Operating Activities

Operating activities provided $15.3 million of cash during 2004 compared to $18.3 million in 2003, a decrease of $3.0 million or 16.4 percent. The 2004 operating cash flows primarily resulted from net income of $12.4 million adjusted for non-cash items of $7.0 million, which was offset by changes in other operating assets and liabilities of $4.1 million. The most significant non-cash adjustment to cash flow was $6.0 million for depreciation and amortization. Fourth quarter sales volumes drove much of the change in operating assets and liabilities, as receivables increased $4.5 million while inventory levels decreased $1.6 million as compared to 2003. Other current and non-current liabilities decreased $1.7 million in 2004, reflecting lower payouts on certain incentive compensation awards, completion of two executive severance packages and recognition of deferred revenue on the sale of the Coherix assets. This decrease was offset by $0.9 million increase in income taxes payable and $0.2 million decrease in accounts payable.

Net cash provided by operating activities was $18.3 million in 2003 compared with $14.8 million in 2002, an increase of $3.5 million, or 23.6 percent. In 2003, net cash provided by operating activities was comprised of net income of $5.5 million adjusted for non cash items of $9.9 million and net cash provided from changes in operating assets and liabilities of $2.9 million. Included in the non cash items were expenses that reduced net income but did not require the use of cash, which consisted mainly of $6.0 million for depreciation and amortization, $3.7 million associated with the write downs of XR Ventures investments, which occurred in the first, second and fourth quarters, $2.6 million related to the impairment of the Coherix assets, which was recorded in the fourth quarter and the increase in the value of shares subject to redemption agreements of $0.7 million. These adjustments were offset by an increase in deferred taxes of $4.1 million. Net cash provided by operating assets and liabilities was driven primarily by an increase in other accrued liabilities, which includes accrued payroll and benefits, income taxes and miscellaneous liabilities. The largest change in these items was for accrued compensation costs, which includes a charge of $0.7 million for severance costs and benefits for the Company’s former Chief Executive and Chief Financial officers.

Investing Activities

Significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance costs related to the former founders’ shares redemption program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Investing activities used $17.7 million of cash during 2004. These activities included capital expenditures of $6.3 million, life insurance premiums of $4.8 million, capitalized software (other assets) investments of $3.3 million and net purchases of short-term investments of $2.9 million. Funding for these activities came primarily from operating cash flows and periodic sales of short-term investments.

At January 1, 2005, the Company’s short-term investment portfolio had a market value of $6.3 million compared to $3.4 million at January 3, 2004, an increase of $2.9 million, or 85.3 percent. The Company’s portfolio consists primarily of tax-free variable rate demand notes and mutual funds. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of other comprehensive income. The allowance was $0.5 million at both January 1, 2005 and January 3, 2004.

Capital expenditures in 2004 were $6.3 million compared to $3.4 million in 2003, an increase of $2.9 million or 85.3 percent. These expenditures were primarily for machinery, tooling for new products, information technology equipment, and software. In 2005, capital expenditures are anticipated to be approximately $7.0 million. These expenditures will again focus on global information technology upgrades, machinery, and tooling. The information technology upgrades will support our move toward a common technology platform for all offices which began in 2004. The machinery and tooling upgrades are necessary to support our new product development and manufacturing schedules as well as gain cost efficiencies.

In 2004, the Company invested $4.8 million ($4.3 million in cash premiums and $0.5 million in reinvested earnings) in the life insurance policies originally purchased to support the Founders’ Shares Redemption Program. At January 1, 2005, these policies had a cash surrender value of $25.8 million. The Founders’ Shares Redemption Program was terminated on November 12, 2004, (See Note 8 to the Consolidated Financial Statements and Founders’ Shares Redemption Program, below). The Company is currently considering various alternatives with regards to the future of these policies.

Net investment in other assets, primarily capitalized software, increased $3.3 million in 2004 as compared to 2003. In 2003, the net investment increased $2.9 million over 2002. These expenditures reflect the Company’s increased emphasis on software product development.

Net cash used for investing activities was $16.1 million in 2003 compared to $0.9 million in 2002. The largest usage in 2003 was $9.3 million for company and product line acquisitions, followed by the increase in the founder’s life insurance program of $4.9 million and capital expenditures of $3.4 million. Proceeds from trading activities within the short-term investment portfolio provided funds of $4.5 million in 2003.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan and the payment of dividends on its common stock outstanding.

In 2004, financing activities have provided cash of $1.4 million versus a use of $1.3 million in cash for the comparable period in 2003.

In 2004, 374,199 shares of common stock were issued in connection with employee stock options and purchase plans which generated $3.2 million of cash. In 2003, 76,020 shares were issued under employee stock options and purchase plans which generated $0.5 million of cash.

The Company paid annual dividends at a rate of $.10 per share in both 2004 and 2003, requiring the use of $1.7 and $1.9 million of cash, respectively. Dividend payments related to shares in the Founders’ Share Redemption Program, after July 1, 2003, and prior to the programs’ termination on November 12, 2004 are classified as interest expense and included as a component of other income and (expense) in accordance with SFAS No. 150. These payments have totaled $0.3 and $0.2 million in 2004 and 2003, respectively. At the termination date dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income.

In September 2000, the Board of Directors authorized a common stock repurchase program of up to one million shares of outstanding stock. The timing of the program and amount of the stock repurchases will be dictated by overall financial and market conditions. There were no shares repurchased in 2004, 2003, or 2002 under this program. During 2001, the Company repurchased 231,364 shares at an average cost of $7.56 per share.

The Company anticipates that its current liquidity, future cash flows, and bank credit line will be sufficient to fund operations, life insurance premiums, capital expenditures, research, development, and financing needs for the foreseeable future. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20 million and a capital expenditure line of credit of $5 million.

Founders’ Shares Redemption Program

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated on November 12, 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to their termination, the agreements required stock repurchases following the later of the death of each founder and his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements was funded by $160.0 million of death benefits from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. In 2004, the Company’s investment results on its insurance portfolio exceeded the underlying policy costs by $0.5 million. This income was classified as a component of general and administrative expenses. In 2003 and 2002, policy costs exceeded investment results by $0.6 and $1.4 million respectively.

The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement required the Company to account for its temporary shareholders’ investment related to the Founders’ Shares Redemption program as a long-term liability for the duration of the agreements. Because the underlying shares in the program were the Company’s common stock, they remained as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares will be classified as interest expense.

At January 3, 2004, the remaining shares subject to the agreements were classified on the balance sheet as a long-term liability. The valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding that date.

As previously, noted, on November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety. Upon termination, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS No. 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholder’s investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Divided payments on program shares were $0.3 and $0.2 million for 2004 and the third and fourth quarter of 2003, respectively.

Acquisitions and Divestitures:

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, the Company all operating assets, software code, intellectual property and customer relationships. This acquisition will give the Company access to new markets and customers in Western Europe and provide additional software capabilities. The acquired products will be integrated with existing X-Rite products within the next twelve months.

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

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd. for $1.5 million, including all intellectual property and related software for the products. Centurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates, and digital proofing solutions.

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The Company expects that this acquisition will enhance its position and product offerings in the color management software markets. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock. These payouts were contingent upon the seller’s continued employment with the Company to certain future dates. Total acquisition related costs of $0.5 million were incurred as a result of this transaction and have been included in the determination of purchase price. These costs were for investment banking, accounting, and legal services. The cash portion of the transaction was funded from the Company’s operating funds and short-term investments. Tangible and intangible assets acquired in the purchase include Monaco’s entire line of color management products, all operating assets, trademarks and trade names, technology and patents, covenants not to compete, customer relationship intangibles and goodwill.

For the year ending January 3, 2004, total sales from these acquisitions were $7.6 million

Other Investments

XR Ventures, LLC (XRV) is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage the Company’s investments in start up companies in high technology fields. The Company’s partners in the group are Dr. Peter M. Banks and Mr. James A. Knister. Both have had extensive careers as executives in technology companies. In addition to their roles with XR Ventures, both serve on the Board of Directors of X-Rite, Incorporated. The venture group sought out, but is not restricted to companies with technologies that are directly related to current Company technologies, or technologies that the Company is interested in pursuing including biosensors, micro mechanical systems, telecommunication components, and information technologies. At December 28, 2002, XRV held minority positions in eleven companies, with a total net investment of $3.2 million. In 2003, these investments were deemed impaired and charges of $3.7 million, which included additional investments of $0.5 million made in 2003, were recorded. The Company has elected not to fund new investments by XRV, but may invest in current holdings to protect the Company’s position with regards to future distributions by the investee. In the fourth quarter of 2003, the Company amended its agreement with Dr. Banks and Mr. Knister. Under the terms of the amended agreement, X-Rite will remain as the sole managing member and will receive reimbursement for all cash for investments and expenses prior to any distributions to Dr. Banks and Mr. Knister Dr. Banks and Mr. Knister will forego any success fees contemplated in the original agreement and will retain their membership interests. Dr Banks and Mr. Knister have not been compensated for their services to XRV. The Board of Directors of the Company evaluated the fairness, on-going risks, and uncertainty involved in partnering with two of its directors. The arrangement and subsequent amendment was negotiated at arms-length with Dr. Banks and Mr. Knister who were represented by their own counsel while the Company was represented by its regular counsel.

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

Inventory Reserves

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare these to current inventory levels. Reserves are established for excess and obsolete inventory, based on material movement, market conditions, and technological advancements.

Self-Insurance Reserves

The Company is self insured up to certain limits for costs associated with benefits paid under employee health care programs. The measurement of these costs requires the consideration of historic loss experience and judgments about the present and expected levels of costs per claim. These costs are accounted for by developing estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. This method provides estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

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

Goodwill

The Company has $7.4 million of goodwill recorded as of January 1, 2005, related to prior acquisitions. Accounting standards require that goodwill must be reviewed for impairment at least annually and as indicators of impairment occur, and the cessation of amortization. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

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

Risk Factors

There are many risk factors that may adversely affect our operating results; risk factors that we deem critical include the following:

•	Vertical Integration - The Company’s manufacturing processes are vertically integrated. Therefore, it is critical to efficiently manage the cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits.

•	Intellectual Property Rights – The Company has made significant expenditures to develop and acquire technology and intellectual property rights. We actively patent and trademark these properties whenever possible and will vigorously defend them against infringement. As sales of our products continue to grow internationally, our exposure to intellectual property infringements in countries, where intellectual property rights protections are less stringent will increase.

•	New Products and Services – The Company has made large investments in new products and services. There are no assurances as to when future revenues from these products will be received, or that the ultimate profit margins received will be adequate to justify the investment.

•	Timely Product Delivery – Continual development of new products and technologies as well as enhancements to existing products is a core component of our long-term growth plans. Product development requires a time-consuming and costly research and development process. Unexpected delays in this process may significantly affect the timing of future revenues and increase costs.

•	General Economic Conditions – Many of our products are used for quality control purposes within a larger manufacturing or production process. As such, our sales in some instances are linked to capital goods spending. Additionally, over 40 percent of our sales are to customers outside of North America. Should there be a prolonged slowdown in capital goods spending or changes in global economic conditions, our revenues and profitability would be noticeably impacted.

•	Competition – Our primary markets are well served and competitively priced. If we are not able to differentiate our products and services in the market then competitive pressures may potentially impact our sales volumes, pricing structure, gross margin, operating expenses an operating income.

•	Potential Tax Liabilities – The Company is subject to taxation in many jurisdictions in the United States, Europe, and Asia. In the ordinary course of business, there are transactions and calculations where the ultimate tax liability cannot be determined with certainty. Preparation of our income tax provision requires the use of judgments as to how these transactions will be ultimately taxed. We believe our tax accruals are accurate though the ultimate determination of these issues may be different from that which is reflected in our historical provision and accruals. Should these determinations be different from what is previously recorded and additional tax is assessed, those assessments would be recorded in the period in which they occur.

•	Business Disruptions – Manufacturing and service of much of our core color products is performed at our headquarters facility in the United States. Should a catastrophic event occur at that facility the Company’s ability to manufacture product, complete exist orders, and provide other services would be severely impacted for an undetermined period of time. The Company has purchased business interruption insurance to cover the costs of an event of this magnitude. Our inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

•	Currency Fluctuations – The Company’s international presence continues to grow. With this growth is the requirement to conduct business in currencies other than the U.S. dollar. As these currencies fluctuate against the dollar they may reduce the profitability of our products sold in those currencies or causes them to be non-competitive in the market. Additionally, currency fluctuations may negatively impact the costs of conducting business in certain locations.

Off Balance Sheet Arrangements and Contractual Obligations

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. It also is not the Company’s policy to issue guarantees to third parties. The following table summarizes the Company’s future operating lease obligations by year. (in millions)

2005	$1.0
2006	$0.7
2007	$0.4
2008	$0.2
2009	$0.2

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 27.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that X-Rite, Incorporated and subsidiaries maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite, Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that X-Rite, Incorporated and subsidiaries maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, X-Rite, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended January 1, 2005 of X-Rite, Incorporated and subsidiaries and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Grand Rapids, Michigan

March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated, and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Grand Rapids, Michigan

March 9, 2005

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 1, 2005	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,693	$10,752
Short-term investments	6,287	3,350
Accounts receivable, less allowance of $1,470 in 2004 and $1,527 in 2003	27,998	22,815
Inventories	14,892	16,014
Deferred taxes	1,982	1,656
Prepaid expenses and other current assets	1,384	1,526

	62,236	56,113
Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,217	17,123
Machinery and equipment	20,132	17,136
Furniture and office equipment	19,742	18,524
Construction in progress	986	696

	60,355	55,757
Less accumulated depreciation	(37,242)	(35,564)

	23,113	20,193
Other assets:
Cash surrender values (founders’ policies)	25,815	21,044
Goodwill	7,432	7,008
Capitalized software (net of accumulated amortization of $1,712 in 2004 and $5,943 in 2003)	5,005	3,727
Deferred taxes	4,555	5,662
Other noncurrent assets	6,137	5,936

	48,944	43,377

	$134,293	$119,683

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued

(in thousands, except share and per share data)

	January 1, 2005	January 3, 2004
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,470	$4,574
Accrued liabilities:
Payroll and employee benefits	6,883	8,501
Income taxes	3,246	2,378
Other	2,846	2,761

	17,445	18,214
Long-term liabilities:
Value of shares subject to redemption agreements; 3,420,000 shares issued and outstanding in 2003	—	34,857
Deferred gain on sale of assets	384	—

	384	34,857
Shareholders’ investment:
Preferred stock, $.10 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; 20,952,964 shares issued and outstanding in 2004 and 17,143,325 shares issued and outstanding in 2003 not subject to redemption agreements	2,095	1,714
Additional paid-in capital	13,792	9,350
Retained earnings	98,177	53,627
Accumulated other comprehensive income	2,810	1,944
Stock conversion program	(410)	(23)

	116,464	66,612

	$134,293	$119,683

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$126,241	$117,144	$98,468
Cost of sales	44,903	42,410	36,899

Gross profit	81,338	74,734	61,569
Operating expenses:
Selling and marketing	33,541	31,519	27,769
General and administrative	16,809	17,239	14,993
Research, development and engineering	15,170	14,605	12,376
Goodwill and other long lived asset impairments	—	2,642	—

	65,520	66,005	55,138

Operating income	15,818	8,729	6,431
Interest income (expense), Founders’ stock redemption	657	(657)	—
Interest expense, Founders’ stock dividend	(342)	(171)	—
Other, net	(173)	40	33
Write-down of other investments	—	(3,662)	(7,237)

Income (loss) before income taxes	15,960	4,279	(773)
Income taxes (benefit)	3,536	(1,202)	1,021

Income (loss) before cumulative effect of change in accounting principle	12,424	5,481	(1,794)
Cumulative effect of change in accounting principle	—	—	(7,615)

Net income (loss)	$12,424	$5,481	$(9,409)

Earnings (loss) per share – basic:
Earnings (loss) before cumulative effect of change in accounting principle	$.60	$.27	$(.09)
Cumulative effect of change in accounting principle	—	—	(.38)

	$.60	$.27	$(.47)

Earnings (loss) per share – diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$.59	$.27	$(.09)
Cumulative effect of change in accounting principle	—	—	(.38)

	$.59	$.27	$(.47)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Conversion Program	Total Shareholders’ Investment
BALANCES, 12/29/01	$1,676	$5,792	$61,431	$(2,208)	$(362)	$66,329
Net loss	—	—	(9,409)	—	—	(9,409)
Translation adjustment	—	—	—	2,036	—	2,036
Unrealized loss on short - term investments (net of tax of $86)	—	—	—	(158)	—	(158)

Total comprehensive income						(7,531)
Cash dividends declared of $.10 per share	—	—	(2,021)	—	—	(2,021)
Issuance of 58,049 shares of common stock under employee benefit plans	6	403	—	—	—	409
Repurchase of 15,642 shares of common stock	(2)	(139)	—	—	—	(141)
Stock conversion program	—	—	—	—	103	103

BALANCES, 12/28/02	1,680	6,056	50,001	(330)	(259)	57,148
Net income	—	—	5,481	—	—	5,481
Translation adjustment	—	—	—	2,060	—	2,060
Unrealized loss on short - term investments (net of tax of $115)	—	—	—	214	—	214

Total comprehensive loss						7,755
Cash dividends declared of $.10 per share	—	—	(1,855)	—	—	(1,855)
Issuance of 81,690 shares of common stock under employee benefit plans	8	761	—	—	—	769
Issuance of 252,780 shares of common stock pursuant to acquisitions	25	2,475	—	—	—	2,500
Stock conversion program	1	58	—	—	236	295

BALANCES, 1/3/04	1,714	9,350	53,627	1,944	(23)	66,612
Net income	—	—	12,424	—	—	12,424
Translation adjustment	—	—	—	853	—	853
Unrealized gain on short - term investments (net of tax of $9)	—	—	—	13	—	13

Total comprehensive income						13,290
Cash dividends declared of $.10 per share	—	—	(1,732)	—	—	(1,732)
Issuance of 341,946 shares of common stock under employee benefit plans	34	3,686	—	—	—	3,720
Cancellation of Founders’ Shares Redemption Program	342	—	33,858	—	—	34,200
Stock conversion program	5	756	—	—	(387)	374

BALANCES, 1/1/05	$2,095	$13,792	$98,177	$2,810	$(410)	$116,464

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,424	$5,481	$(9,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	7,615
Depreciation and amortization	6,036	6,017	5,575
Allowance for doubtful accounts	163	606	281
Deferred income taxes	772	(4,148)	774
Asset impairment	—	2,642	—
Change in value of shares subject to redemption agreements	(657)	657	—
Write-down of other investments	—	3,662	7,237
Other	715	491	108
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(4,522)	(1,688)	(7,239)
Inventories	1,635	(665)	1,394
Prepaid expenses and other current assets	(245)	(538)	(164)
Accounts payable	(179)	908	1,546
Income taxes payable	865	241	6,248
Other current and non current liabilities	(1,691)	4,617	819

Net cash provided by operating activities	15,316	18,283	14,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	2,685	75	3,020
Proceeds from sales of short-term investments	70	7,234	11,762
Purchases of short-term investments	(5,670)	(2,850)	(6,810)
Capital expenditures	(6,298)	(3,358)	(2,230)
Acquisitions, less cash acquired	(712)	(9,329)	—
Investment in founders’ life insurance	(4,771)	(4,921)	(2,926)
Increase in other investments	—	(312)	(2,113)
Increase in other assets	(3,313)	(2,868)	(1,697)
Other investing activities	267	227	100

Net cash used for investing activities	(17,742)	(16,102)	(894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,732)	(1,855)	(2,021)
Issuance of common stock	3,168	555	375
Repurchase of common stock	—	—	(11,341)

Net cash provided by (used for) financing activities	1,436	(1,300)	(12,987)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(69)	(229)	32

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,059)	652	936
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,752	10,100	9,164

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,693	$10,752	$10,100

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated and its subsidiaries develop, manufacture, market, and support a wide range of hardware, software, and services that measure, communicate, and simulate color. The Company’s principal products are proprietary, end-to-end solutions that utilize advanced optical and electronic sensing instruments and complimentary software. The markets served include Graphic Arts, Retail, and Industrial. Based on the nature of its products, customers and markets, the Company’s management evaluates its business as a single reportable operating segment.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England, Hong Kong, the Czech Republic, France, Italy, China and Japan. Manufacturing facilities are located in the United States and Germany.

Sales to customers are attributed to the geographic areas based upon the location of the customer. Long-lived assets consist of plant and equipment (in thousands):

	2004	2003	2002
Domestic sales:
U.S. operations	$67,053	$66,350	$56,123
International sales:
U.S. operations export sales to unaffiliated customers	14,497	13,351	12,165
Foreign subsidiary sales	44,691	37,443	30,180

	59,188	50,794	42,345

	$126,241	$117,144	$98,468

Long lived assets:
U.S. operations	$22,136	$19,251	$19,397
International	977	942	1,730

	$23,113	$20,193	$21,127

No single customer accounted for more than 10 percent of total net sales in 2004, 2003 or 2002.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year ended January 3, 2004, (fiscal year 2003) consisted of 53 weeks. The fiscal years ended January 1, 2005 (fiscal year 2004) and December 28, 2002, contained 52 weeks each.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

	2004	2003
Raw materials	$5,541	$5,433
Work in process	4,406	4,090
Finished goods	4,945	6,491

	$14,892	$16,014

Property, Plant, and Equipment and Depreciation

Property plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 10 years.

Software Development Costs

Development costs incurred for research and development of new software products, and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, any additional development costs are capitalized and amortized using the straight-line method over a three-year period.

The Company capitalized $3.3, $2.9 and $1.7 million of software development costs during 2004, 2003 and 2002, respectively. Amortization expense was $2.0, $2.0 and $1.6 million in 2004, 2003 and 2002, respectively.

Goodwill

The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 142, Goodwill and Other Intangible Assets effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment annually, or more frequently if indicators of impairment occur. The Company is required to test the carrying value of goodwill impairment at the reporting unit level.

Long Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company evaluated the recoverability of its long-lived assets by determining whether unamortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows was less than the carrying value of the assets, an impairment loss would be recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that is required for a similar investment with like risks.

In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results. In connection with this decision an impairment charge of $2.6 million was recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of other long-lived assets. On June 30, 2004, the Company sold the primary assets of this business for $0.8 million (See Note 9).

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Investments Carried at Cost

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its mangers, Mr. James A. Knister and Dr. Peter M. Banks. Mr. Knister and Dr. Banks are also members of the Board of Directors of X-Rite, Incorporated. The Company funded acquisitions made by XRV and in exchange, will receive its investment back in full before any distributions are made. Subsequent to its formation, XRV has made investments in eleven different entities totaling $12.0 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost. The Company periodically evaluated the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline was determined to be other than temporary, the carrying value was adjusted to the then current fair value and a loss was recognized. At various times in 2003 2002 and 2001, the Company performed comprehensive assessments of the continuing value of each XR Ventures investment. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy, the Company concluded that the value of certain investments had been permanently impaired. Therefore, the Company recorded charges of $0.1, $0.2 and $3.4 million in March, June and December of 2003 respectively, for a total of $3.7 million for the year. The Company recorded charges of $6.6 and $0.6 million in June and December 2002, respectively, for a combined total of $7.2 million for the year.

In 2002 and 2001, the Company concluded that it may not be able to realize tax benefits related to these impairments therefore it did not record a tax benefit at that time. In 2003, the Company re-evaluated this position and concluded that the execution of certain qualified tax strategies which the Company is capable of completing, would allow for the realization of these tax benefits. Accordingly, a tax benefit of $2.8 million was recorded in the fourth quarter of 2003 related to the prior year’s impairments.

At January 3, 2004, all venture capital investments have been impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

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

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.8, $0.8 and $1.0 million in 2004, 2003 and 2002, respectively.

Self-Insurance Reserves

The Company is self insured up to certain limits for costs associated with benefits paid under health care programs for its domestic employees. The measurement of these costs requires the consideration of historic loss experience and

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Self-Insurance Reserves-continued

judgments about the present and expected levels of costs per claim. These costs are accounted for through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. This method provides estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

Stock Option Plans

At January 1, 2005, the Company has employee and outside director stock option plans which are described more fully in Note 7. The Company follows Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, in accounting for its stock option plans. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s stock option equals the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock based compensation plans been determined based on fair value at the grant dates for the awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net earnings and net earnings per share would have been as follows:

	2004	2003	2002
Net income (loss)
As reported	$12,424	$5,481	$(9,409)
Deduct: Compensation expense fair value method (net of tax)	(1,205)	(943)	(627)

Pro forma net earnings (loss)	$11,219	$4,538	$(10,036)

Basic net earnings (loss) per share:
As reported	$.60	$.27	$(.47)
Pro forma	$.54	$.22	$(.50)

Diluted net earnings (loss) per share:
As reported	$.59	$.27	$(.47)
Pro forma	$.53	$.22	$(.50)

The weighted-average fair value per share of options granted during 2004, 2003 and 2002 estimated on the date of grant using the Black Scholes pricing model was $5.78, $4.00, and $3.68 respectively. The fair value of options granted was estimated on the date of grants using the following assumptions:

	2004	2003	2002
Dividend yield	1.0% - 1.2%	1.1% - 1.2%	1.0%
Volatility	55% - 58%	52% - 55%	55%
Risk - free interest rates	3.1% - 3.8%	2.4% - 3.2%	4.0% - 4.5%
Expected term of options	5 -6 years	5 years	5 years

Black Scholes is a widely accepted option-pricing model and conforms to accounting principles generally accepted in the United States. The Black Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee’s stock options, nor the restrictions on trading, lack of transferability or the ability of the employees to forfeit options prior to expiration. If the model adequately permitted consideration of these characteristics, the resulting estimate of the Company’s stock options may be different.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Per Share Data, continued

	2004	2003	2002
Numerators:
Net income (loss) numerators for both basic and diluted EPS (in thousands)	$12,424	$5,481	$(9,409)

Denominators:
Denominators for basic EPS
Weighted-average common shares outstanding	20,770,194	20,390,692	20,211,200
Potentially dilutive shares Shares subject to redemption agreements (see Note 8)	—	89,912	—
Stock options	338,515	132,172	—

Denominators for diluted EPS	21,108,709	20,612,776	20,211,200

Certain exercisable stock options were excluded from the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options excluded from the calculations and the ranges of exercise prices were 609,100 and $14.50 - $19.50 in 2004, and 903,500 and $11.00 - $19.50 in 2003. In 2002, the Company incurred a loss; therefore, potentially dilutive shares are not included, as they would have an anti-dilutive effect on loss per share. Had the Company not recorded a loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been 1,333,400 and $7.38 – $19.50.

Foreign Currency Translation

Most of the Company’s foreign operations use the local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the statements of shareholders’ investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income. Net realized and unrealized gains (losses) from re-measurement of foreign currency transactions were $(0.3), $0.06 and $(0.05) million for 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature.

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

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred after June 15, 2005. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Standards- continued

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While the Company currently discloses the pro-forma earnings effects of its stock awards, it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2 we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 3—SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of state and municipal securities, mutual funds, corporate bonds and preferred stocks, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as other comprehensive income (loss) in shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand without specific maturities.

The carrying value of the Company’s investments is as follows (in thousands):

	2004		2003
	Cost	Market Value	Cost	Market Value
Investments:
State and municipal securities	$5,220	$5,220	$2,305	$2,305
Mutual funds	1,530	1,058	1,530	1,036
Corporate bonds	—	—	—	—
Preferred stocks	10	9	10	9

	6,760	6,287	3,845	3,350
Unrealized losses	(473)	—	(495)	—

Totals	$6,287	$6,287	$3,350	$3,350

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of January 1, 2005, and has determined that they are temporary in nature; accordingly, no permanent losses have been recognized as of that date.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value.

In 2003, the Company completed two acquisitions for which goodwill was recorded (See Note 9). In April 2003, X-Rite, Ltd. recorded $1.1 million of goodwill in connection with its acquisition of the ccDot meter product line of Centurfax Ltd. for $1.56 million. In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. valued at $11.0 million in cash and stock. Annual impairment testing of the goodwill for these acquisitions was conducted in the fourth quarter of 2004 which resulted in no impairment of goodwill.

In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results. In connection with this decision an impairment charge of $2.6 million was recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of other long-lived assets. On June 30, 2004, the Company sold the primary assets of this business for $0.8 million (see Note 9).

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

Upon completion of the step two transitional testing for the Labsphere and Optronik combined reporting unit, it was determined that an impairment of goodwill had occurred, therefore a non cash charge of $7.6 million, or 38 cents per share was recorded and classified as a cumulative effect of change in accounting principle as required by SFAS No. 142. This charge was not tax benefited due to the majority of the underlying goodwill not previously being deductible (see Note 6). The decline in fair value of the Labsphere and Optronik reporting unit was primarily attributable to a decline in revenue and profitability for the unit. This decline has led to a reduction in the three to five year projection of operating earnings for the unit. The fair value of the remaining reporting units exceeded their net book value; therefore, no impairment charges were recorded for these units at the time. In calculating the impairment charge, the fair value of the reporting unit was determined by using a discounted cash flow analysis. This methodology was selected over the market value approach, due to a lack of comparable competitor data availability, which is necessary to complete a market value study.

A summary of changes in goodwill for the years ending January 3, 2004 and January 1, 2005, respectively, by reporting unit is as follows (in thousands):

	X-Rite, Incorporated	X-Rite, Mediterranee	X-Rite, Ltd.	Monaco Systems	Coherix	Total
Balances December 28, 2002	$—	$194	$—	$—	$1,941	$2,135
Acquisitions	—	—	1,108	5,532	—	6,640
Foreign Currency Adjustments	—	39	135	—	—	174
Impairments	—	—	—	—	(1,941)	(1,941)

Balances January 3, 2004	$—	$233	$1,243	$5,532	$—	$7,008
Acquisitions	303	—	—	—	—	303
Foreign Currency Adjustments	—	21	100	—	—	121

Balances January 1, 2005	$303	$254	$1,343	$5,532	$—	$7,432

The Company includes its acquired intangible assets in other noncurrent assets on the Consolidated Balance Sheets. Amortization expense is recorded on a straight-line basis with expected lives that vary from five to fifteen years. Amortization expense was $0.6, and $0.3 and $0.2 million for 2004, 2003 and 2002, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

The following amounts were included in other intangible assets, net as of January 1, 2005 and January 3, 2004. (in thousands)

	2005		2004
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Customer relationships	$2,780	$(395)	$2,548	$(140)
Trademarks and trade names	1,025	(123)	974	(42)
Technology and patents	961	(383)	932	(211)
Covenants	676	(199)	604	(71)

Total	$5,442	$(1,100)	$5,058	$(464)

Amortization is computed principally by the straight-line method over the estimated useful lives of the intangible assets as follows:

Customer relationships	3 to 15 years
Trademarks and trade names	5 to 15 years
Technology and patents	3 to 5 years
Covenants	3 to 5 years

Estimated amortization expense for intangible assets for each of the succeeding five years is as follows: (in thousands)

2005	$648
2006	646
2007	627
2008	394
2009	240

NOTE 5—REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank, which provides for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement, (3.15% at January 1, 2005). The borrowings are unsecured and no compensating balances are required under the agreement. There were no significant borrowings under this agreement during 2004, 2003 or 2002.

NOTE 6—INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	2004	2003	2002
Current:
Federal	$2,467	$2,521	$192
State	250	200	157
Foreign	38	110	(16)

	2,755	2,831	333
Deferred:
Federal	781	(4,033)	688

	$3,536	$(1,202)	$1,021

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES - continued

Major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2004	2003
Assets:
Inventory reserves	$934	$813
Accounts receivable reserves	265	311
Amortization of intangible assets	2,161	2,411
Impairment reserves	3,712	3,462
Financial accruals and reserves not currently deductible	2,760	2,299

	9,832	9,296
Valuation allowance	(229)	(332)

Deferred income tax assets	9,603	8,964

Liabilities:
Depreciation	1,216	367
Software development costs	1,752	1,171
Deferred expenses	98	108

Deferred income tax liabilities	3,066	1,647

Net deferred income tax assets	$6,537	$7,318

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

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2004	2003	2002
Income taxes (benefit) computed at statutory rate of 35%	$5,586	$1,498	$(271)
Increase (decrease) in taxes resulting from:
Founder’s stock redemption program	(267)	81	489
Change in valuation reserves	(103)	(2,803)	3,135
Foreign sales corporation	(839)	(569)	(816)
Research tax credits	(1,274)	(300)	(260)
Other	433	891	(1,256)

	$3,536	$(1,202)	$1,021

Cash (refunded) or expended for income taxes was $1.4, $2.7 and $(5.9) million in 2004, 2003 and 2002, respectively.

The Company does not have material undistributed earnings from non- U.S. operations as of January 1, 2005, therefore has not provided for U.S. federal income and foreign withholding taxes on such earnings as they are intended to be reinvested indefinitely outside of the United States. Where excess cash has accumulated in non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings would be remitted. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The Company has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The status of this evaluation of these provisions is described in the following section.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES - continued

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a Company’s Chief Executive Officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company’s one-year period during which the qualifying distributions can be made is fiscal 2005.

The Company is in the process of evaluating the amount of foreign earnings that will be repatriated, if any, under the repatriation provisions of FSP 109-2, but has yet to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its undistributed foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts if any, it will repatriate. The Company expects to complete its evaluation to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of 2005.

NOTE 7—EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $0.6, $0.5 and $0.4 million in 2004, 2003 and 2002, respectively.

The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased. During 2004, 2003 and 2002, employees purchased 13,006, 26,690, and 28,549 shares, respectively. The weighted average fair value of shares purchased was $14.65, $9.47, and $8.36 in 2004, 2003 and 2002, respectively. At January 1, 2005, 991,138 shares were available for future purchases.

The Company has two stock option plans covering 4.0 million shares of common stock. These plans permit options to be granted to key employees and the Company’s Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules of six months to two years, which is determined at the time of grant.

No options are exercisable after ten years from the date of grant. At January 1, 2005, 3.3 million shares were available for future granting. A summary of shares subject to options follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding at beginning of year	2,067,461	$11.25	1,854,600	$11.62	1,687,400	$12.11
Granted	320,500	13.49	362,961	8.71	252,500	7.68
Exercised	(313,500)	8.99	(44,000)	7.28	(25,000)	6.93
Canceled	(16,000)	13.95	(106,100)	10.73	(60,300)	10.73

Outstanding at end of year	2,058,461	11.93	2,067,461	11.25	1,854,600	11.62

Exercisable at end of year	1,638,461	11.75	1,678,910	11.94	1,582,100	12.24

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—EMPLOYEE BENEFIT AND STOCK PLANS - continued

A summary of stock options outstanding at January 1, 2005 follows:

	Outstanding			Exercisable
Price Ranges	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$6.38 - $8.61	571,410	$7.31	6.3	569,410	$7.31
9.11 - 11.36	456,051	9.69	7.1	357,051	9.62
13.00 - 15.00	550,500	13.66	6.3	231,500	13.88
15.63 - 19.50	480,500	17.56	1.6	480,500	17.56

	2,058,461	11.93	5.4	1,638,461	11.75

The Company has a Cash Bonus Conversion Plan covering 400,000 shares of stock. This plan provides an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, in an amount equal to their annual cash bonus. Shares are issued in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse by 20 percent after six months and an additional 20 percent annually thereafter. During 2004, 68,845 shares were issued under this plan, no shares were forfeited, and forfeiture provisions expired on 29,599 shares. At January 1, 2005, 66,741 shares remain subject to forfeiture provisions and restrictions on transferability. During 2003, 5,330 shares were issued under this plan, no shares were forfeited, forfeiture provisions expired on 35,703 shares, and restrictions were lifted on 32,352 shares that were due to expire in 2004 and 2005. During 2002, no shares were issued under this plan, no shares were forfeited, and the forfeiture provisions expired on 56,993 shares.

The difference between the purchase price and the fair value of the restricted stock at the date of purchase, if any, for remaining shares subject to forfeiture provisions has been recorded as unearned compensation. This amount is included as a separate component of permanent shareholders’ investment under the caption Stock Conversion Program. The unearned compensation is being charged to expense as the forfeiture provisions lapse. The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. Shares awarded were 15,440, 11,000, and 4,500 in 2004, 2003 and 2002, respectively. At January 1, 2005, there were 311,760 shares available for future awards.

NOTE 8—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated on November 12, 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to the November 12, 2004, the agreements required stock repurchases following the later of the death of each founder and his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was to be funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect. In 2004, the Company’s investment results on its insurance portfolio exceeded the underlying policy costs by $0.5 million. This income was classified as a component of general and administrative expenses. In 2003 and 2002, policy costs exceeded investment results by $0.6 and $1.4 million respectively.

The Company purchased 1.12 million shares at $10 per share or $11.2 million under the terms of the agreement in January 2002. This founder was not insured; therefore, as anticipated at the time the agreement was entered into, the Company funded this obligation with cash and short-term investments.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FOUNDERS’ STOCK REDEMPTION AGREEMENTS - continued

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of Statement 150 were previously classified by the issuer as equity or temporary equity. This Statement required the Company to account for its temporary shareholders’ investment related to the Founders’ Shares Redemption program as a long-term liability for the duration of the agreements. Because the underlying shares in the program were the Company’s common stock, they remained as a component of the calculation of basic and diluted earnings per share. In addition, future changes in the valuation of the liability, as well as dividend payments on the program shares were classified as interest expense.

At January 3, 2004, the remaining shares subject to the agreements were classified on the balance sheet as a long-term liability. The valuation of $34.9 million was determined by multiplying the applicable shares by $10.19 which represents the average closing price of the Company’s common stock, after applying the 10 percent discount, for the ninety trading days preceding that date.

As previously noted, on November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety. Upon termination, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS No. 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholder’s investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares were $0.3 and $0.2 million for 2004 and the third and fourth quarter of 2003, respectively.

NOTE 9—ACQUISITIONS AND DIVESTITURES

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

The purchase price was allocated to net tangible assets ($0.08 million), intangible assets ($0.4 million) and goodwill ($0.3 million). The acquired intangible assets, customer relationships, trademarks and trade names, technology and patents and covenants not to compete will be amortized over a period of three to five years with a weighted average life of 4.5 years. Recorded goodwill will be deducted for tax purposes over a fifteen-year period.

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

In April 2003, the Company acquired the ccDot meter product line of Centurfax Ltd. for $1.5 million, including all intellectual property and related software for the products. Centurfax Ltd. is a London based company that develops and distributes products serving the pre-press and printing industries. The acquired products consist of quality control instruments that ensure accurate measurement of film, offset litho plates, and digital proofing solutions.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—ACQUISITIONS AND DIVESTITURES - continued

The purchase price was allocated to intangible assets ($0.5 million) and goodwill ($1.0 million). Tangible assets acquired were nominal. The acquired intangible assets trademarks and trade names, technology and patents and covenants not to compete will be amortized over a period of five years. Recorded goodwill will be deducted for tax purposes over a fifteen-year period.

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The Company expects that this acquisition will enhance its position and product offerings in the color management software markets. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller is also eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock. These payouts are contingent upon the seller’s continued employment with the Company to certain future dates and will be recorded as additional goodwill if paid. Total acquisition related costs of $0.5 million were incurred as a result of this transaction and have been included in the determination of purchase price. The cash portion of the transaction was funded from the Company’s operating funds and short-term investments.

Tangible and intangible assets acquired in the purchase include the entire Monaco line of color management products, all operating assets, trademarks and trade names, technology and patents, covenants not to compete, customer relationship intangibles and goodwill.

In January of 2005, the Company issued 62,799 shares of common stock in as part of the contingent payouts related to the acquisition. At the date of issue, the stock had a market value of $14.96 per share or $0.9 million.

The results of Monaco Systems’ operations have been included in the consolidated financial statements since the date of acquisition.

The following represents the allocation of the purchase price to the acquired assets and assumed liabilities as of July 1, 2003. Recorded goodwill will be deducted for tax purposes over fifteen years. (in thousands)

Net tangible assets acquired	$718
Intangible Assets
Customer relationships	2,087
Trademarks and trade names	875
Technology and patents	483
Covenants not to compete	311
Goodwill	5,532

Total	$10,006

Acquired intangible assets will be amortized over the following periods:

Customer relationships	15 years
Trademarks and trade names	15 years
Technology and patents	5 years
Covenants not to compete	5 years

Weighted average amortization period	12.5 years

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—ACQUISITIONS AND DIVESTITURES – continued

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

NOTE 10—CONTINGENCIES, COMMITMENTS AND GUARANTEES

The Company is involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial statements. Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.3 million at January 1, 2005.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected quarterly financial data for the two years ended January 1, 2005 is summarized as follows:

(000’s except per share data)

QUARTER	Sales	Gross Profit	Operating Income	Net Income (Loss)	Diluted Earnings (Loss) Per Share (2)
2004:
First Quarter	$28,528	$18,157	$1,706	$(3,767)	$(.18)
Second Quarter	31,826	21,094	4,804	(680)	(.03)
Third Quarter	27,137	17,651	1,383	1,543	.07
Fourth Quarter	38,750	24,436	7,925	15,328	.73

	$126,241	$81,338	$15,818	$12,424	$.59

2003:
First Quarter	$23,625	$15,221	$1,560	$1,012	$.05
Second Quarter	28,197	17,646	2,563	1,961	.10
Third Quarter	26,818	16,767	637	301	.01
Fourth Quarter	38,504	25,100	3,969	2,207	.11

	$117,144	$74,734	$8,729	$5,481	$.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

ITEM 9A.	CONTROLS AND PROCEDURES

(i) CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report on Form 10-K, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 26 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst – Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth on page 27 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION - None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated by reference.

(b)	Officers

Information relating to executive officers is included in this report in the last section of Part I under the caption “Executive Officers of the Registrant.”

(c)	Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Compliance with Reporting Requirements” in the definitive Proxy Statement for the 2005 Annual meeting of Shareholders and is incorporated herein by reference.

(d)	Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The code of ethics is posted on the Company’s website at www.xrite.com. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting such information on the Company’s website. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations at corporate headquarters.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” contained in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Securities Ownership of Management” and “Securities Ownership of Certain Beneficial Owners and Equity Compensation Plan Summary” contained in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Relationships and Related Transactions” contained in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and filed with the Commission is incorporated by reference.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Our Relationship with Our Independent Auditors” contained in the definitive proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1	The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

(a)2	The following financial statements schedule is filed as a part of this report beginning on page 53:

Schedule II Valuation and Qualifying Accounts

(b)	See Exhibit Index located on page 54.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 15, 2005	/s/ Michael C. Ferrara
Michael C. Ferrara, Chief Executive Officer (principal executive officer)

March 15, 2005	/s/ Mary E. Chowning
Mary E. Chowning, Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 17th day of March, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Michael C. Ferrara and Mary E. Chowning, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter M. Banks	/s/ Stanley W. Cheff
Dr. Peter M. Banks, Director	Stanley W. Cheff, Director

/s/ Michael C. Ferrara	/s/ L. Peter Frieder
Michael C. Ferrara, Director	L. Peter Frieder, Director

/s/ James A. Knister	/s/ Paul R. Sylvester
James A. Knister, Director	Paul R. Sylvester, Director

/s/ John E. Utley	/s/ Ronald A. Vandenberg
John E. Utley, Director	Ronald A. Vandenberg, Director

/s/ Mark D. Weishaar
Mark D. Weishaar, Director

Valuation and Qualifying Accounts

X-Rite, Incorporated

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions from Costs and Expenses	Deducted Balance at end of Period
Year ended January 1, 2005

Allowance for losses on accounts receivable	$1,527	$163	$220	$1,470

Year ended January 3, 2004

Allowance for losses on accounts receivable	1,207	606	286	1,527
Restructuring reserve	173	—	173	—

Year ended December 28, 2002

Allowance for losses on accounts receivable	1,237	281	311	1,207
Restructuring reserve	515	—	342	173

EXHIBIT INDEX

3(a)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

3(b)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

3(c)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

3(d)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

3(f)	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated February 10, 2004.

4(a)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

4(b)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(1)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(2)	X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company’s 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(3)	Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(4)	Chairman’s agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(5)	Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(6)	Deferred compensation trust agreement dated November 23, 1999 between the registrant and Richard E. Cook. (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No.0-14800) and incorporated herein by reference)

*10(7)	Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC the registrant, Dr. Peter M. Banks and Mr. James A. Knister. (filed as exhibit to Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(8)	First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan dated May 24, 2001 (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

EXHIBIT INDEX (continued)

*10(9)	First Amendment to the Chairman’s Agreement dated September 13, 2001 entered into between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(10)	Form of Indemnity Agreement entered into between the registrant and members of its board of directors and officers together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(11)	Form of Indemnity Agreement entered into between the registrant and Paul R. Sylvester (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(12)	Form of Indemnity Agreement entered into between the registrant and Mark D. Weishaar (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(13)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(14)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(15)	Employment Agreement entered into between the registrant and Michael C. Ferrara, effective as of September 30, 2003,(filed as exhibit to Form 10-Q for the quarter ended September 27, 2003 (Commission File No. 0-14800) and incorporated herein by reference)

*10(16)	Second Amendment to the Operating Agreement entered into between the registrant and XR Ventures, LLC, effective December 12, 2003, (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

*10(17)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan effective as of February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference.)

*10(18)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as exhibit to Form 10-Q for the quarter ending July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

*10(19)	Third Amendment to the Operating Agreement entered into between the registrant and XR Ventures, LLC, effective December 12, 2003, (filed as exhibit to Form 10-Q for the quarter end April 3, 2004, (Commission File No. 0-14800) and incorporated herein by reference)

*10(20)	Lease Amendment entered into between the registrant and Eagle Development Company, effective April 30, 2004, (filed as exhibit to Form 10-Q for the quarter ending April 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

*10(21)	Form of Indemnity Agreement entered into between the registrant and L. Peter Frieder.

*10(22)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan.

*10(23)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan.

10(24)	Schedule of Executive Officer Compensation.

*10(25)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement.

EXHIBIT INDEX (continued)

10(26)	Arrangement for directors’ fees (description incorporated by reference from the information under the caption “Compensation of Directors” of X-Rite’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005).

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team, (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

21	Subsidiaries of the registrant

23(a)	Consent of independent auditors, Ernst & Young LLP, for the year ending January 1, 2005.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes -Oxley Act of 2002