Form 10-Q
period 2005-04-02
X RITE INC
filed 2005-05-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 2, 2005

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

On May 1, 2005, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 21,146,397.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	April 2, 2005	January 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,207	$9,693
Short-term investments	7,528	6,287
Accounts receivable, less allowance of $1,520 in 2005 and $1,470 in 2004	24,007	27,998
Inventories	15,269	14,892
Deferred taxes	2,033	1,982
Prepaid expenses and other current assets	1,862	1,384

	55,906	62,236

Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,249	17,217
Machinery and equipment	20,624	20,132
Furniture and office equipment	20,537	19,742
Construction in progress	797	986

	61,485	60,355
Less accumulated depreciation	(37,894)	(37,242)

	23,591	23,113

Other assets:
Cash surrender values (founders policies)	25,721	25,815
Goodwill	8,328	7,432
Capitalized software (net of accumulated amortization of $2,086 in 2005 and $1,712 in 2004)	5,604	5,005
Deferred taxes	4,451	4,555
Other acquisition intangibles, net	4,449	4,342
Other noncurrent assets	1,796	1,795

	50,349	48,944

	$129,846	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	April 2, 2005	January 1, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,425	$4,470
Accrued liabilities:
Payroll and employee benefits	4,480	6,883
Income taxes	1,560	3,246
Other	2,586	2,846

	12,051	17,445

Long-term liabilities:
Other	484	384

Shareholders’ investment:
Common stock	2,114	2,095
Additional paid-in capital	16,064	13,792
Retained earnings	97,347	98,177
Accumulated other comprehensive income	2,351	2,810
Stock conversion program	(565)	(410)

	117,311	116,464

	$129,846	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$27,625	$28,528
Cost of sales	10,101	10,371

Gross profit	17,524	18,157

Operating expenses:
Selling and marketing	8,492	8,045
Research, development and engineering	3,875	4,077
General and administrative	4,907	4,329

	17,274	16,451

Operating income	250	1,706

Interest expense, Founders’ stock redemption	—	(4,853)
Other, net	(78)	(74)
Write-down of other investments	(315)	—

Loss before income taxes	(143)	(3,221)

Income taxes	152	546

Net loss	$(295)	$(3,767)

Loss per share, basic and diluted	$(.01)	$(.18)

Cash dividends per share	$.025	$.025

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	April 2, 2005	April 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295)	$(3,767)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,478	1,354
Allowance for doubtful accounts	144	102
Deferred income taxes	60	63
Increase in value of shares subject to redemption agreements	—	4,768
Tax benefit from stock options exercised	128	—
Other	352	15
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	3,439	3,895
Inventories	(658)	(432)
Prepaid expenses and other current assets	(507)	(1,092)
Accounts payable	(967)	81
Income taxes payable	(1,687)	(805)
Other current and non current liabilities	(2,763)	(3,884)

Net cash provided by (used for) operating activities	(1,276)	298

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	500	2,685
Proceeds from maturities of short-term investments	100	15
Purchases of short-term investments	(1,865)	(1,065)
Capital expenditures	(1,438)	(1,629)
Investment in founders life insurance, net	94	(4,049)
Increase in other assets	(972)	(984)
Other investing activities	(275)	29

Net cash used for investing activities	(3,856)	(4,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(535)	(423)
Issuance of common stock	1,017	1,669

Net cash provided by financing activities	482	1,246

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	164	95

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,486)	(3,359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,693	10,752

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$5,207	$7,393

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in X-Rite’s 2004 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 2, 2005 and the results of its operations and its cash flows for the three month periods ended April 2, 2005 and April 3, 2004. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2—NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred after June 15, 2005. The Company has evaluated the impact of SFAS 151 and concluded that it will not have a material effect on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of fiscal year 2006. The Company currently discloses the pro-forma earnings effects of its stock awards and is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying SFAS 109. The Company concluded that it will not repatriate any foreign earnings and the impact of the repatriation provisions will not be material to its consolidated financial statements.

NOTE 3—SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States state and municipal securities, mutual funds, and preferred

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT-TERM INVESTMENTS - continued

stocks, which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as accumulated other comprehensive income in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand with no set maturity.

The carrying amount of the Company’s short-term investments is shown in the table below (in thousands):

	April 2, 2005		January 1, 2005
	Cost	Market Value	Cost	Market Value
State and municipal securities	$6,485	$6,485	$5,220	$5,220
Mutual funds	1,530	1,034	1,530	1,058
Preferred stocks	10	9	10	9

	8,025	7,528	6760	6,287

Unrealized losses	(497)	—	(473)	—

Total	$7,528	$7,528	$6,287	$6,287

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of April 2, 2005 and has determined that they are temporary in nature; accordingly, no losses have been recognized as of that date.

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	April 2, 2005	January 1, 2005
Raw materials	$5,580	$5,541
Work in process	4,906	4,406
Finished goods	4,783	4,945

Total	$15,269	$14,892

NOTE 5—INVESTMENTS CARRIED AT COST

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its mangers, Mr. James A. Knister and Dr. Peter M. Banks. Mr. Knister and Dr. Banks are also members of the Board of Directors of X-Rite, Incorporated. The Company funded acquisitions made by XRV and in exchange, will receive its investment back in full before any distributions are made. Since inception, XRV has made investments in eleven different entities totaling $12.3 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost. The Company periodically evaluated the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline was determined to be other than temporary, the carrying value was adjusted to the then current fair value and a loss was recognized.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—INVESTMENTS CARRIED AT COST - continued

As of January 3, 2004, all venture capital investments have been fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

In the first quarter of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in conjunction with the Company’s previous third party investors and was made to protect the Company’s position with regards to percentage of ownership in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, this investment was deemed to be impaired and the appropriate charge was taken in the first quarter.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. valued at $11.0 million in cash and stock. During January 2005, the Company recorded an additional $0.9 million of goodwill related to an additional stock payment made for the purchase of Monaco Systems, Inc. This was the first of two contingent payments set forth in the purchase agreement, the final of which, a cash payment in the amount of $0.8 million, is scheduled to be paid in the second quarter of 2005.

Annual impairment testing of goodwill is conducted in the fourth quarter of each year. No impairment indicators were identified during the impairment testing performed during 2004.

A summary of changes in goodwill by reporting unit during the quarter ended April 2, 2005, consisted of the following (in thousands):

	January 1, 2005	Foreign Currency Adjustments	Acquisitions	April 2, 2005
X-Rite, Incorporated	$303	$—	$—	$303
Monaco Systems	5,532	—	939	6,471
X-Rite, Ltd.	1,343	(30)	—	1,313
X-Rite, Mediterranee	254	(13)	—	241

Total	$7,432	$(43)	$939	$8,328

A summary of changes in intangible assets during the quarter ended April 2, 2005, consisted of the following (in thousands):

	January 1, 2005	Accumulated Amortization	Foreign Currency Adjustments	Additions	April 2, 2005
Customer relationships	$2,385	$(87)	$—	$300	$2,598
Trademarks and trade names	902	(22)	(2)	—	878
Technology and patents	578	(37)	(7)	—	534
Covenants	477	(35)	(3)	—	439

Total	$4,342	$(181)	$(12)	$300	$4,449

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

Estimated amortization expense for intangible assets as of April 2, 2005 for each of the succeeding years is as follows (in thousands):

Remaining 2005	$542
2006	721
2007	702
2008	469
2009	240

NOTE 7—STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), the Company has elected to account for stock- based compensation under APB Opinion No. 25 Accounting for Stock Issued to Employees.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for award issued under those plans, consistent with SFAS 123, the Company’s net earnings and net earnings per share would have been as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net loss
As reported	$(295)	$(3,767)
Deduct compensation expense, fair value method	(324)	(197)

Pro forma net loss	$(619)	$(3,964)

Basic and diluted net loss per share:
As reported	$(.01)	$(.18)
Pro forma	$(.03)	$(.19)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—EARNINGS PER SHARE

Basic earnings per share (“EPS”), is computed by dividing net income (loss) by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Numerators:
Net loss numerators for both basic and diluted EPS	$(295)	$(3,767)

Denominators:
Denominators for basic EPS
Weighted-average common shares outstanding	21,036	20,640
Potentially dilutive shares Stock options	—	—

Denominators for diluted EPS	21,036	20,640

For the quarters ended April 2, 2005 and April 3, 2004 the Company incurred a loss, therefore, potentially dilutive shares are not included because to do so would have an anti-dilutive effect on the loss per share. Had the Company not recorded a loss, certain exercisable stock options would have been excluded from the calculation of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices were 408,000 and $15.63 - $19.38 for the quarter ended April 2, 2005 and 736,000 and $13.00 – $19.50 for the quarter ended April 3, 2004.

NOTE 9—COMPREHENSIVE LOSS

Comprehensive loss consisted of net loss, foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive loss was $0.8 million for the quarter ended April 2, 2005 and $3.9 million for the quarter ended April 3, 2004.

NOTE 10—ACQUISITIONS AND DIVESTITURES

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.78 million in cash. Under the terms of the agreement, the Company obtained all operating assets, software code, intellectual property and customer relationships. This acquisition has given the Company access to new markets and customers in Western Europe and has provided additional software capabilities. The acquired products have been integrated with X-Rite products.

The purchase price was allocated to net tangible assets ($0.08 million), intangible assets ($0.4 million) and goodwill ($0.3 million). The acquired intangible assets, customer relationships, trademarks and trade names, technology and patents and covenants not to compete are being amortized over a period of three to five years with a weighted average life of 4.5 years. Recorded goodwill is being deducted for tax purposes over a fifteen-year period.

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10—ACQUISITIONS AND DIVESTITURES - continued

The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. Accordingly, the Company recorded a deferred gain on the balance sheet of approximately $0.4 million, representing the discounted value of the note at the time of the sale.

NOTE 11—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November, 2004, the agreements required stock repurchases following the later of the death of each founder and his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of SFAS 150 were previously classified by the issuer as equity or temporary equity. This Statement required the Company to account for its temporary shareholders’ investment related to the Founders’ Shares Redemption program as a long-term liability for the duration of the agreements. Because the underlying shares in the program were the Company’s common stock, they remained as a component of the calculation of basic and diluted earnings per share. In addition, changes in the valuation of the liability subsequent to adoption of SFAS 150, as well as dividend payments on program shares, were classified as interest expense.

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.9 million for the first quarter of 2004 were recorded as interest expense, while the comparable dividends for the first quarter of 2005, were recorded as a reduction in shareholders’ investment.

NOTE 12—INCOME TAXES

The Company recorded an income tax expense of $0.2 million against a pre-tax loss of $0.1 million for the first quarter of 2005. The provision calculation was negatively impacted by state income tax expenses of $0.2 million recorded in connection with settlements of audits for prior years.

In the first quarter of 2004, the Company recorded an income tax expense of $0.5 million against a pre-tax loss of $3.2 million. The provision calculation was negatively impacted by the non-deductible aspects of the Founders’ Shares redemption program adjustment of $4.9 million.

The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and recognition of certain tax credits.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 13—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.2 million at April 2, 2005.

On April 18, 2005, the Company entered into a Purchase and Sale Agreement to purchase a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 350,000 square feet and is located ten miles from the Company’s current headquarters in Grandville, Michigan. The Company has also reached an agreement with state and local government on an incentive package of approximately $21.0 million in connection with the purchase. Final closing on the transaction is subject to certain contingencies and is expected to occur in the fourth quarter of 2005, with the move expected to occur in the second quarter of 2006.

The Company’s product warranty reserves and operating lease commitments are not significant.

NOTE 14—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as “X-Rite”, “the Company”, “we” or “us”). This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

Overview of the First Quarter of 2005

X-Rite, Incorporated is a technology company that develops color management systems and software. The Company’s technologies assist major manufacturers, retailers, and distributors achieve the exact color they want throughout their entire global supply chain. X-Rite products also assist printing companies, professional photographers and other retailers achieve precise color reproduction of images across a wide range of devices and from the first to last print.

First Quarter Highlights

•	Net sales were $27.6 million, compared to $28.5 million in the first quarter of 2004.

•	Gross margins remained stable at 63.4 percent.

•	Operating income was $0.3 million, which included continued strategic investments in infrastructure, engineering, sales and marketing.

•	The Company announced plans to re-locate its corporate headquarters in the greater Grand Rapids area. The new facility will be purchased in conjunction with over $21 million of state and local subsidies.

The Company reported first quarter 2005 net sales of $27.6 million, a 3.2 percent decrease from the first quarter of last year. Gross margins were 63.4 percent compared to 63.6 percent in the comparable quarter last year. Operating income was $0.3 million, versus $1.7 million in the first quarter of 2004. Operating income was 0.9 percent of sales in the first quarter of 2005, compared to 6.0 percent in the prior year period.

The Company attributed its revenue decrease in the first quarter of 2005 to its Asia Pacific and digital imaging businesses, which were down 24 percent and 25 percent, respectively, from the previous year.

The Company reported a net loss in the first quarter of 2005 of $0.3 million, or 1 cent per share, versus a loss of $3.8 million, or 18 cents per share, in the first quarter of 2004. The loss in 2004 was due to a non-cash charge of $4.9 million (23 cents per share) related to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).

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

Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP financial measure (those measures excluding specific items) is immediately preceded with the most directly comparable GAAP measure, and the difference in all cases is the exclusion of items the Company considers “non-recurring” due to their nature, size or infrequency. Those items included as specific items are discussed in several sections of this discussion and analysis. Each non-GAAP financial measure is presented because the Company monitors its business using this information and believes that this information gives a more meaningful comparison of the results of the Company’s core business operations (in thousands except for per share data):

	Three Months Ended April 2, 2005		Three Months Ended April 3, 2004
		Per Share		Per Share
Net loss (GAAP basis)	$(295)	$(0.01)	$(3,767)	$(0.18)
Specific items (net of tax):
SFAS 150 adjustment	—	—	4,853	0.23

Net income (loss) as adjusted	$(295)	$(0.01)	$1,086	$0.05

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three month periods ending April 2, 2005 and April 3, 2004 (in thousands):

	Three Months Ended April 2, 2005		Three Months Ended April 3, 2004
Revenue	$27,625	100.0%	$28,528	100.0%
Cost of sales	10,101	36.6	10,371	36.4

Gross profit	17,524	63.4	18,157	63.6

Operating expenses	17,274	62.5	16,451	57.7

Operating income	250	0.9	1,706	6.0
Other expense	(393)	(1.4)	(4,927)	(17.3)

Loss before tax	(143)	(0.5)	(3,221)	(11.3)
Income tax	152	0.6	546	1.9

Net loss	$(295)	(1.1)%	$(3,767)	(13.2)%

Net Sales

Consolidated

Net sales for the first quarter of 2005 were $27.6 million compared to $28.5 million in 2004, a decline of $0.9 million or 3.2 percent. Sales gains were recorded in all of the Company’s primary business units except Graphic Arts, which declined $2.3 million or 16.8 percent as compared to 2004. This decrease was offset by increased sales in the industrial and retail business units of 11.9 and 18.6 percent, respectively. Geographically, sales to Europe and Latin America increased 20.3 percent and 12.5 percent, respectively, for the quarter as compared to 2004, while in the Asia-Pacific region, and North America, sales declined 24.3 and 7.6 percent respectively, in 2005, as compared to 2004. Foreign exchange gains accounted for $0.1 million or 0.4 percent of revenues for the first quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Sales by Product Line (in millions)

	Three Months Ended April 2, 2005		Three Months Ended April 3, 2004
Graphic Arts	$11.4	41.3%	$13.7	48.1%
Industrial	7.5	27.2	6.7	23.5
Retail	5.1	18.5	4.3	15.1
Light	2.5	9.0	2.3	8.1
Other	1.1	4.0	1.5	5.2

Total Sales	$27.6	100.0%	$28.5	100.0%

Graphic Arts

The Graphic Arts product lines provide product solutions to the commercial and package printing industries as well as the on demand print, photo processing, photography, graphic design and pre-press service bureaus in the imaging industries. Graphic Arts sales for the first quarter of 2005 were $11.4 million, compared to $13.7 million for the comparable period in 2004, a decrease of $2.3 million or 16.8 percent. Both the printing and imaging units experienced declines in 2005 caused by sluggish sales in North America and Asia Pacific. The Company released two significant new products in December 2004, which were originally scheduled for release earlier in the year. For many large OEM’s, dealers and industry influencers there is a three to nine month adoption cycle for new products to be tested and integrated into their programs. These delays, coupled with softness in the photo processing markets, contributed to the decline in sales. With the many new Graphic Arts products introduced in late 2004 and early 2005, the Company still anticipates an annual increase in Graphic Arts sales for 2005.

Industrial

The Industrial products group provides color management solutions for the automotive and process control markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as the refinishing and non-automotive secondary markets. Industrial product sales were $7.5 million for the first quarter of 2005 as compared to $6.7 million for the first quarter of 2004, an increase of $0.8 million, or 11.9 percent. Strong sales of the Company’s latest non-contact measurement technologies, along with increased capital goods spending in the North American automotive and European industrial markets, drove these gains. Revenues in the North American and European markets grew 33.1 percent and 40.5 percent respectively in the quarter as compared to 2004. Industrial sales in the Asia Pacific region decreased 42.0 percent for the quarter as compared to 2004.

Retail

The Retail products group markets its paint matching and home décor product lines under the MatchRite label to home improvements centers, mass merchants and paint retailers. Strong sales in the large home improvement centers and co-operative hardware chains as well as continued rollout of the Benjamin Moore program, which began in 2003, enabled the Retail product lines to record sales of $5.1 million for the first quarter of 2005, compared to $4.3 million in the comparable quarter in 2004, an increase of $0.8 million, or 18.6 percent. These gains occurred primarily in the North American market which is the Company’s largest retail market.

Light

X-Rite services the light measurement market through its Labsphere and Optronik subsidiaries. These subsidiaries provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Sales of light measurement products were $2.5 million in the first quarter of 2005 compared to $2.3 million in the first quarter of 2004, an increase of $0.2 million, or 8.7 percent. This increase is attributable to moderate recovery in both the LED and telecommunications industries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. The dental product line provides color-matching technology to the cosmetics dental industry through ShadeVision systems, while the medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Sales of Other product lines were $1.1 million for the first quarter of 2005, compared to $1.5 million in 2004, a decrease of $0.4 million or 26.7 percent.

Gross Profit

Gross profit as a percentage of sales was 63.4 and 63.6 percent for the first quarters of 2005 and 2004 respectively. The decrease in 2005 gross profit as a percentage of sales can be attributed primarily to lower manufacturing overhead absorption resulting from lower manufacturing volumes. The decline in manufacturing volumes is in response to lower sales volumes. Also contributing to the decrease in gross profit as a percentage of sales is reduced profitability on sales of products denominated in the Euro, which has stabilized in 2005 as compared to 2004.

Operating Expenses

Total operating expenses for the first quarter of 2005, were $17.3 million compared to $16.5 million in the first quarter of 2004, an increase of $0.8 million or 4.8 percent. As a percentage of net sales, operating expenses in 2005 were 62.5 percent compared to 57.7 percent in the first quarter of 2004.

The following table compares operating expense components as a percentage of net sales.

Operating Expense (in millions)	Three Months Ended April 2, 2005		Three Months Ended April 3, 2004
Selling and marketing	$8.5	30.7%	$8.0	28.0%
Research, development and engineering	3.9	14.1	4.1	14.3
General and administrative	4.9	17.7	4.4	15.4

Total operating expenses	$17.3	62.5%	$16.5	57.7%

Selling and Marketing

Selling and marketing expenses for the first quarter of 2005 were $8.5 million, an increase of $0.5 million, or 6.3 percent as compared to first quarter of 2004 expenses of $8.0 million. The increase is due to higher compensation and benefits costs, increased spending on marketing for new product introductions and expansion of the sales staffs in Europe and Asia Pacific.

Research, Development and Engineering

Research, development, and engineering (RD&E) expenses were $3.9 million for the first quarter of 2005, compared to $4.1 million for the comparable period in 2004, a decrease of $0.2 million, or 4.9 percent. The decrease in 2005 reflects less dependence on external engineering and software product specialists as compared to 2004. In 2004, the Company introduced several major new products and upgrades, particularly in the Graphic Arts lines, which required additional engineering and software resources. The Company plans on continuing to invest 12 to 14 percent of net sales into RD&E for the foreseeable future. The development process will include the use of both additional internal staff, as well as external specialists, as needed.

General and Administrative

General and administrative expenses were $4.9 million for the first quarter of 2005, an increase of $0.5 million, or 11.4 percent as compared to the first quarter of 2004 expenses of $4.4 million. The increase is due to increases in compensation and benefits costs, expanded color business development initiatives, and increased depreciation related to technology upgrades made in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Other Income (Expense)

Other income (expense) consists of investment income, investment impairments, and losses from foreign exchange. The Company’s investment portfolio consists of tax-free variable rate demand notes, mutual funds, and corporate securities.

Interest Expense

In the first quarter of 2004, the Company recorded a $4.9 million non-cash charge that was classified as interest expense in accordance with SFAS 150. As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program, these costs represented the potential increase in the ultimate payout under the Founders’ Shares Redemption Program, as well as dividend payments made on program shares. On November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety.

Write-Down of Other Investments

Other investments include investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV). Each investment represents less than 20% of the respective portfolio companies. The investments have been recorded at cost since the Company does not exercise significant influence over the operating and financial policies of each portfolio company.

In the first quarter of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in conjunction with the Company’s previous third party investors and was made to protect the Company’s position with regards to percentage of ownership in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, this investment was deemed to be impaired and the appropriate charge was taken in the first quarter.

Income Taxes

The Company recorded an income tax expense of $0.2 million against a pre-tax loss of $0.1 million for the first quarter of 2005. The provision calculation was negatively impacted by state income tax expenses of $0.2 million recorded in connection with settlements of audits for prior years. The Company expects its annualized tax rate for 2005 to be approximately 30.0 percent.

In the first quarter of 2004, the Company recorded an income tax expense of $0.5 million against a pre-tax loss of $3.2 million. The provision calculation was negatively impacted by the non-deductible aspects of the Founders’ Shares redemption program adjustment of $4.9 million.

The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and recognition of certain tax credits.

Net Loss

The Company recorded a net loss of $0.3 million for the first three months of 2005 compared to a net loss of $3.8 million for the same period of 2004. The basic per share loss was $0.01 in 2005, compared to $0.18 per share in 2004. Since the Company incurred a loss in both quarters presented, dilutive share calculations were not presented because to do so would have an anti-dilutive effect on the loss per share.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was slightly higher in 2005 due to shares being issued in connection with the Company’s employee stock programs, stock option activity, and shares issued in connection with prior acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in thousands):

	Three Months Ended		Increase (Decrease)
	April 2, 2005	April 3, 2004
Net cash flow provided by (used in):
Operating activities	$(1,276)	$298	$(1,574)
Investing activities	(3,856)	(4,998)	1,142
Financing activities	482	1,246	(764)
Effect of exchange rate changes on cash and cash equivalents	164	95	69

Net decrease in cash and cash equivalents	(4,486)	(3,359)	(1,127)
Cash and cash equivalents, beginning of period	9,693	10,752	(1,059)

Cash and cash equivalents, end of period	$5,207	$7,393	$(2,186)

Cash, Cash Equivalents and Short Term Investments

At April 2, 2005, the Company had cash and cash equivalents of $5.2 million and short-term investments of $7.5 million. Short-term investments consist primarily of tax-free variable rate demand notes, mutual funds, and preferred stocks. Of the combined $12.7 million in cash and short-term investments at quarter end, approximately $3.2 million was held by subsidiaries outside of the United States. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise.

Foreign exchange rates increased the cash balances by approximately $0.2 million for the three months ended April 2, 2005.

Cash Flows From Operating Activities

Net cash (used for) provided by operating activities was $(1.3) and $0.3 million for the first three months of 2005 and 2004, respectively. In 2005, net cash used for operating activities consisted of a net loss of $0.3 million adjusted for non-cash items of $2.2 million and net cash used for changes in operating assets and liabilities of $3.2 million. The adjustments for non-cash items included $1.5 million in depreciation and amortization charges. Operating funds were also provided by a decrease in accounts receivable of $3.4 million, offset by an increase in inventory levels of $0.7 million and decreases in accounts payable income taxes payable, and other current and non-current liabilities of $1.0, $1.7, and $2.8 million, respectively.

In 2004, funds provided by operations consisted of a net loss of $3.8 million, non-cash adjustments of $6.3 million and cash used for changes in operating assets and liabilities of $2.2 million. Included in non-cash items was an increase in the Founders’ Shares Redemption liability of $4.8 million and depreciation and amortization charges of $1.4 million. Funds provided by changes in operating assets and liabilities included $3.9 million provided by a decrease in accounts receivable, which was offset by increases in other current and non current assets and inventory of $1.1 and $0.4 million, respectively, and a decrease in current liabilities of $3.9 million.

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance costs related to the founders’ shares redemption program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net cash used for investing activities during the first three months of 2005, was $3.9 million, as compared to $5.0 million for the comparable period in 2004, a decrease of $1.1 million, or 22.0 percent. Significant cash used for investing activities in the first three months of 2005 included capital expenditures of $1.4 million, purchases of short term investments of $1.9 million and an increase in other assets of $1.0 million. Funding for these activities was generated by operating cash flows and periodic sales of short-term investments. For the first three months of 2004, cash outflows included $4.0 million for founders life insurance costs and capital expenditures of $1.6 million. These needs were funded through operating cash flows and the sale of $2.7 million in short term investments.

The Company has elected to defer payment of $4.3 million for 2005 premiums on the life insurance policies originally purchased to support the Founders’ Shares Redemption Program. This deferral is allowed under policy provisions and is not expected to materially impact the cash surrender values in the short-term, nor payment of benefits under the policies. The Company is presently reviewing its options with regards to the future of these policies.

As of April 2, 2005, the Company had short-term investments of $7.5 million, compared to $6.3 million at January 1, 2005. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of accumulated other comprehensive income. The allowance was $0.5 million at April 2 and January 1, 2005.

Capital expenditures for the three months ended April 2, 2005 were $1.4 million. These expenditures were made primarily for machinery, equipment, computer hardware and software. Capital expenditures for the comparable period of 2004 were $1.6 million. The Company anticipates capital expenditures for the remainder of 2005 will be approximately $6.5 million. The emphasis of these expenditures will focus on global information technology upgrades to support both current operations and expanded research and development efforts. In addition, continued upgrades will be made in the Company’s manufacturing capabilities. This estimate does not include capital expenditures that will be made in connection with the Company’s relocation of its headquarters to a new facility in Kentwood, Michigan (See New Corporate Headquarters below). The Company does not expect to incur these costs until the first quarter of 2006.

During the second quarter of 2005, the Company is scheduled to make an additional payment of $0.8 million for the purchase of Monaco Systems, Inc. This will be the last of two contingent payments, as set forth in the purchase agreement. The payment will be made out of the Company’s current operating funds.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options, shares purchased in the employee stock purchase plan and the payment of dividends on its common stock outstanding.

Financing activities provided $0.5 and $1.2 million of cash during the first quarters of 2005 and 2004, respectively. The Company issued 124,428 shares of common stock during the first quarter of 2005, in connection with its employee stock option and purchase plans which generated $1.0 million of cash.

The Company paid quarterly dividends at a rate of $.025 per share in both 2005 and 2004. These payments required the use of $0.5 and $0.4 million of cash in 2005 and 2004, respectively. Dividend payments related to shares in the Founders’ Share Redemption program, during the first quarter of 2004, were classified as interest expense and included as a component of other income and (expense) in accordance with SFAS 150. These payments totaled $0.1 million.

The Company believes its current liquidity, future cash flows, short-term investments, and bank credit lines give it the financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20.0 million and a capital expenditure line of credit of $5.0 million. At April 2, 2005, there were no balances outstanding for either line of credit. Funding requirements for the Company’s new corporate headquarters (See New Corporate Headquarters below) have not been determined at this time but will likely be funded through sale of the Company’s current corporate headquarters and external financing sources.

Founders’ Shares Redemption Program

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November, 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to their termination, the agreements required stock repurchases following the later of the death of each founder and his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder and his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the purchase agreements was funded by $160.0 million of death benefits from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums total $4.3 million each year while all the policies remain in effect.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for classes of financial instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares. Many of the financial instruments within the scope of SFAS 150 were previously classified by the issuer as equity or temporary equity. This Statement required the Company to account for its temporary shareholders’ investment related to the Founders’ Shares Redemption program as a long-term liability for the duration of the agreements. Because the underlying shares in the program were the Company’s common stock, they remained as a component of the calculation of basic and diluted earnings per share. In addition, changes in the valuation of the liability subsequent to adoption of SFAS 150, as well as dividend payments on program shares, were classified as interest expense.

On November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety. Upon termination, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and, therefore, not reversed to income.

New Corporate Headquarters

On April 18, 2005, the Company entered into a Purchase and Sale Agreement to purchase a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 350,000 square feet and is located ten miles from the Company’s current headquarters in Grandville, Michigan. The Company has also reached an agreement with state and local government authorities on an incentive package totaling approximately $21.0 million in connection with the relocation and retention of jobs. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Final closing on the transaction is subject to certain contingencies and is expected to occur in the fourth quarter of 2005, with the move expected to occur in the second quarter of 2006. Additional costs for moving and building refurbishment have not been determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Acquisitions and Divesitures

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, the Company obtained all operating assets, software code, intellectual property and customer relationships. This acquisition will give the Company access to new markets and customers in Western Europe and provide additional software capabilities. The acquired products have been integrated with existing X-Rite products.

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. Accordingly, the Company has recorded a deferred gain on the balance sheet of approximately $0.5 million, representing the discounted value of the note.

Critical Accounting Policies and Estimates

The Company strives to report its financial results clearly and understandably. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since January 1, 2005.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred after June 15, 2005. The Company has evaluated the impact of SFAS 151 and concluded that it will not have a material effect on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of fiscal year 2006. The Company currently discloses the pro-forma earnings effects of its stock awards and is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying SFAS 109. The Company concluded that it will not repatriate any foreign earnings and the impact of the repatriation provisions will not be material to its consolidated financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

During the first three months of 2005, there were no material changes in foreign exchange risk.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings—None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —None

Item 3	Defaults upon Senior Securities—None

Item 4	Submission of Matters to a Vote of Security Holders—None

Item 5	Other Information—None

Item 6	Exhibits

(a)	Exhibit Index

10(a)	Real Estate Purchase and Sale Agreement entered into on April 18, 2005 between the registrant and Franklin Kentwood, LLC (incorporated by reference to the current report in Form 8-K of X-Rite, Incorporated filed with the Securities and Exchange Commission on April 22, 2005).

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 10, 2005	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer

May 10, 2005	/s/ Mary E. Chowning
Mary E. Chowning
Vice President and Chief Financial Officer