Form 10-Q
period 2005-07-02
X RITE INC
filed 2005-08-09
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 2, 2005

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

On August 1, 2005, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 21,177,867.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	July 2, 2005	January 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,633	$9,693
Short-term investments	10,317	6,287
Accounts receivable, less allowance of $1,547 in 2005 and $1,470 in 2004	25,789	27,998
Inventories	14,539	14,892
Deferred taxes	2,045	1,982
Prepaid expenses and other current assets	5,885	1,384

	65,208	62,236

Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,447	17,217
Machinery and equipment	20,849	20,132
Furniture and office equipment	20,855	19,742
Construction in progress	1,046	986

	62,475	60,355
Less accumulated depreciation	(38,728)	(37,242)

	23,747	23,113

Other assets:
Cash surrender values (founders policies)	20,471	25,815
Goodwill	9,003	7,432
Capitalized software (net of accumulated amortization of $920 in 2005 and $1,712 in 2004)	6,440	5,005
Deferred taxes	3,594	4,555
Other intangibles, net	4,250	4,342
Other noncurrent assets	1,661	1,795

	45,419	48,944

	$134,374	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	July 2, 2005	January 1, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,709	$4,470
Accrued liabilities:
Payroll and employee benefits	5,086	6,883
Income taxes	2,462	3,246
Other	3,405	2,846

	14,662	17,445

Long-term liabilities:

Other	413	384

Shareholders’ investment:
Common stock	2,117	2,095
Additional paid-in capital	16,489	13,792
Retained earnings	99,764	98,177
Accumulated other comprehensive income	1,592	2,810
Stock conversion program	(663)	(410)

	119,299	116,464

	$134,374	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$32,955	$31,826	$60,580	$60,354
Cost of sales	11,442	10,732	21,543	21,103

Gross profit	21,513	21,094	39,037	39,251

Operating expenses:
Selling and marketing	9,033	8,397	17,525	16,442
Research, development and engineering	4,092	3,866	7,967	7,943
General and administrative	5,410	4,027	10,317	8,356
Founders’ insurance	(1,154)	—	(1,154)	—

	17,381	16,290	34,655	32,741

Operating income	4,132	4,804	4,382	6,510

Interest expense, Founders’ stock redemption	—	(3,638)	—	(8,491)
Write-down of other investments	(17)	—	(332)	—
Other, net	91	(309)	13	(383)

Income (loss) before income taxes	4,206	857	4,063	(2,364)

Income taxes	1,262	1,537	1,414	2,083

Net income (loss)	$2,944	$(680)	$2,649	$(4,447)

Earnings (loss) per share:
Basic	$.14	$(.03)	$.13	$(.21)

Diluted	$.14	$(.03)	$.12	$(.21)

Cash dividends per share	$.025	$.025	$.050	$.050

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	July 2, 2005	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,649	$(4,447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,074	2,680
Allowance for doubtful accounts	141	203
Deferred income taxes	910	236
Gain on sale of life insurance policies	(1,154)	—
Increase in value of shares subject to redemption agreements	—	8,320
Tax benefit from stock options exercised	131	245
Other	382	(168)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	1,133	1,627
Inventories	(183)	(481)
Prepaid expenses and other current assets	(441)	(1,150)
Accounts payable	(667)	(1,207)
Income taxes payable	(788)	281
Other current and non current liabilities	(1,270)	(2,340)

Net cash provided by operating activities	3,917	3,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	500	2,685
Proceeds from maturities of short-term investments	200	70
Purchases of short-term investments	(4,765)	(1,065)
Capital expenditures	(2,632)	(3,052)
Investment in founders life insurance, net	43	(4,167)
Proceeds from sales of life insurance policies	2,455	—
Increase in other assets	(2,246)	(1,604)
Acquisitions	(750)	(696)
Other investing activities	(208)	239

Net cash used for investing activities	(7,403)	(7,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,062)	(853)
Issuance of common stock	1,251	1,846

Net cash provided by financing activities	189	993

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	237	22

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,060)	(2,776)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,693	10,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,633	$7,976

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 2, 2005 and the results of its operations and its cash flows for the three and six month periods ended July 2, 2005 and July 3, 2004. The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such adjustments are of a normal and recurring nature. Certain prior year information has been reclassified to conform to current year presentation.

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of fiscal year 2006 and the Company has not yet determined a transition method. The Company currently discloses the pro-forma earnings effects of its stock awards and is currently evaluating the impact if any, that SFAS 123 (R) will have on its consolidated financial statements.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of state and municipal securities, mutual funds, and preferred stocks, which are stated at market value, with unrealized gains and losses on such securities reflected net of tax, as accumulated other comprehensive income in permanent shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments generally have no set maturity, and may be readily converted to cash.

The carrying amount of the Company’s short-term investments is shown in the table below (in thousands):

	July 2, 2005		January 1, 2005
	Cost	Market Value	Cost	Market Value
State and municipal securities	$9,285	$9,285	$5,220	$5,220
Mutual funds	1,530	1,023	1,530	1,058
Preferred stocks	10	9	10	9

	10,825	10,317	6,760	6,287

Unrealized losses	(508)	—	(473)	—

Total	$10,317	$10,317	$6,287	$6,287

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of July 2, 2005 and has determined that they are temporary in nature; accordingly, no losses have been recognized through the Statement of Operations as of that date.

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	July 2, 2005	January 1, 2005
Raw materials	$6,114	$5,541
Work in process	3,893	4,406
Finished goods	4,532	4,945

Total	$14,539	$14,892

NOTE 5—INVESTMENTS CARRIED AT COST

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its managers, Mr. James A. Knister and Dr. Peter M. Banks. At the inception of XRV, Mr. Knister and Dr. Banks were also members of the Board of Directors of X-Rite, Incorporated, a position from which Mr. Knister retired in May 2005. The Company funded acquisitions made by XRV and in exchange will receive its investment back in full before any distributions are made. Since inception, XRV has made investments in eleven different entities totaling $12.3 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost.

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

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in conjunction with the Company’s previous third-party investors and was made to protect the Company’s position with regards to percentage of ownership in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc. valued at $11.0 million in cash and stock. During the first two quarters of 2005, the Company made final cash and stock payments of $0.9 and $0.8 million, respectively, as required in the purchase agreement. These payments were recorded as additional goodwill.

Annual impairment testing of goodwill is conducted in the fourth quarter of each year. No impairment indicators were identified during the impairment testing performed during 2004.

A summary of changes in goodwill by reporting unit for the six months ended July 2, 2005, consisted of the following (in thousands):

	January 1, 2005	Foreign Currency Adjustments	Acquisitions	July 2, 2005
X-Rite, Incorporated	$303	$—	$—	$303
Monaco Systems	5,532	—	1,689	7,221
X-Rite, Ltd.	1,343	(90)	—	1,253
X-Rite, Mediterranee	254	(28)	—	226

Total	$7,432	$(118)	$1,689	$9,003

A summary of changes in intangible assets for the six months ended July 2, 2005, consisted of the following (in thousands):

	January 1, 2005	Accumulated Amortization	Foreign Currency Adjustments	Additions	July 2, 2005
Customer relationships	$2,385	$(177)	$—	$300	$2,508
Trademarks and trade names	902	(43)	(6)	—	853
Technology and patents	578	(73)	(17)	—	487
Covenants	477	(69)	(7)	—	402

Total	$4,342	$(362)	$(30)	$300	$4,250

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

Estimated amortization expense for intangible assets as of July 2, 2005 for each of the succeeding years is as follows (in thousands):

Remaining 2005	$362
2006	721
2007	702
2008	469
2009	240

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

Had compensation expense for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for awards issued under those plans, consistent with SFAS 123, the Company’s net income (loss) and net earnings (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
As reported	$2,944	$(680)	$2,649	$(4,447)
Deduct compensation expense, fair value method	(419)	(85)	(744)	(1,166)

Pro forma net income (loss)	$2,525	$(765)	$1,905	$(5,613)

Basic net earnings (loss) per share:
As reported	$.14	$(.03)	$.13	$(.21)
Pro forma	$.12	$(.04)	$.09	$(.27)

Diluted net earnings (loss) per share:
As reported	$.14	$(.03)	$.12	$(.21)
Pro forma	$.12	$(.04)	$.09	$(.27)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—EARNINGS PER SHARE

Basic earnings per share (“EPS”), is computed by dividing net income (loss) by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Numerators:
Net income (loss) numerators for both basic and diluted EPS	$2,944	$(680)	$2,649	$(4,447)

Denominators:
Denominators for basic EPS-weighted-average common shares outstanding	21,160	20,745	21,098	20,692
Potentially dilutive shares-Stock options	213	—	271	—

Denominators for diluted EPS	21,373	20,745	21,369	20,692

In 2004, the Company incurred a loss; therefore, potentially dilutive shares are not included because to do so would have an anti-dilutive effect on the loss per share. Had the Company not recorded a loss, certain exercisable stock options would have been excluded from the calculation of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices for the three and six months ended July 2, 2005 were 621,500 shares and $13.00 - $19.38 and 541,500 shares and $13.38 – $19.38, respectively. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices for the three and six months ended July 3, 2004 were 656,000 shares and $13.38 – $19.50 and 614,600 shares and $14.50 - $19.50, respectively.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was $2.2 and $1.4 million for the three and six month periods, respectively, ended July 2, 2005; and $(0.6) and $(4.4) million for the three and six month periods, respectively, ended July 3, 2004.

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

The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at July 2, 2005 is approximately $0.4 million, which represents the discounted value of the remaining note payments at that date.

NOTE 11—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder or his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums totaled $4.3 million each year while all the policies remained in effect.

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

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.9 million for the first two quarters of 2004 were recorded as interest expense, while the comparable dividends for the first two quarters of 2005, were recorded as a reduction in shareholders’ investment.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—FOUNDERS’ STOCK REDEMPTION AGREEMENTS - continued

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company will receive proceeds of $6.5 million, net of closing costs, from the sale of these policies, $2.5 million of which was received prior to July 2, 2005. The Company has recorded a gain of $1.2 million in the second quarter of 2005, which has been included as a component of Operating Income. At July 2, 2005, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the Company’s life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to defer payments of premiums. These deferrals are not expected to materially impact the cash surrender values in the short-term, nor payment of benefits under the policies. Deferred 2005 premium payments on the remaining life insurance policies totaled $3.5 million as of July 2, 2005. The Company is presently reviewing its options with regards to the future of the remaining policies.

NOTE 12—INCOME TAXES

The Company recorded an income tax expense of $1.3 million and $1.4 million against a pre-tax income of $4.2 million and $4.1 million for the three and six months ended July 2, 2005, respectively. The effective income tax rates for the first six months and second quarter of 2005 were 34.8 percent and 30.0 percent, respectively. The provision calculations were negatively impacted by recognition of $0.2 million of additional state income taxes in connection with settlements of audits for prior years.

For the three and six months ended July 3, 2004, the Company recorded an income tax expense of $1.5 million and $2.1 million against a pre-tax income (loss) of $0.9 million and ($2.4 million), respectively. The provision calculation was negatively impacted by the non-deductible aspects of the Founders’ Shares Redemption Program adjustment of $3.6 million and $8.5 million for the three and six month’s periods, respectively.

The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and recognition of tax credits.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.2 million at July 2, 2005.

On April 18, 2005, the Company entered into a Purchase and Sale Agreement to purchase a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 350,000 square feet and is located ten miles from the Company’s current headquarters. The Company also has an agreement with state and local government on an incentive package of approximately $21.0 million in connection with the purchase. Final closing on the transaction is subject to certain contingencies and is expected to occur in the fourth quarter of 2005, with the move expected to occur in the second quarter of 2006.

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

Overview of the Company

X-Rite, Incorporated is a technology company that develops color management systems and software. The Company’s technologies assist major manufacturers, retailers, and distributors achieve the exact color they want throughout their global supply chain. X-Rite products also assist printing companies, professional photographers and other retailers achieve precise color reproduction of images across a wide range of devices and from the first to last print.

Second Quarter and Year to Date Results for 2005

•	Net sales of $33.0 million, compared to $31.8 million in the second quarter of 2004.

•	Gross margins remained strong at 65.2 percent.

•	Operating income of $4.1 million, with continued strategic investments in infrastructure, engineering, sales and marketing.

•	Posted a gain of $1.2 million related to the sale of three life insurance policies.

•	Completed acquisitions of two software products – ICC Tools and ForeSite.

The Company reported record second quarter 2005 net sales of $33.0 million, a 3.8 percent increase from the second quarter of last year, and a 19.6 percent increase over first quarter revenues. Gross margins were 65.2 percent compared to 66.4 percent in the year ago quarter. Operating income was $4.1 million versus $4.8 million in the second quarter of 2004. Operating income was 12.4 percent of sales in the second quarter of 2005, compared to 15.1 percent in the prior year period.

Net sales for the first half of the year were $60.6 million versus $60.4 million in the prior year period. Year-to-date gross margins were 64.4 percent and 65.1 percent for 2005 and 2004, respectively. Operating income for the first half of 2005 was $4.4 million versus $6.5 million in the prior year period.

Performance improvements in the Asia Pacific region and digital imaging businesses, plus a strong performance by the retail business, led to the return to revenue growth in the second quarter.

The second quarter results for 2005 include a gain of $1.2 million related to the sale of certain life insurance policies to third parties. The gain is included in Founders’ insurance which is a component of operating income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company reported net income in the second quarter of 2005 of $2.9 million, or 14 cents per share, versus a loss of $0.7 million, or 3 cents per share, in the second quarter of 2004. The loss in 2004 was primarily due to a non-cash charge of $3.6 million (17 cents per share) related to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150).

The following table contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations, Balance Sheets or Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP measure (those measures excluding specific items) is immediately preceded with the most directly comparable GAAP measure, and the difference in all cases is the exclusion of items the Company considers “non-recurring” due to their nature, size or infrequency. Those items included as specific items are discussed in several sections of this discussion and analysis. Each non-GAAP financial measure is presented because the Company monitors its business using this information, and believes that it gives a more meaningful comparison of the results of the company’s core business operations. These non-GAAP measures should not be considered as a substitute for the most directly comparable GAAP measures. (in thousands, except for per share data).

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
		Per Diluted Share		Per Diluted Share		Per Diluted Share		Per Diluted Share
Net income (loss) (GAAP basis)	$2,944	$0.14	$(680)	$(0.03)	$2,649	$0.12	$(4,447)	$(0.21)
Specific items (net of tax):
SFAS 150 adjustment	—	—	3,638	0.17	—	—	8,491	0.41

Net income as adjusted	$2,944	$0.14	$2,958	$0.14	$2,649	$0.12	$4,044	$0.20

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and six month periods ending July 2, 2005 and July 3, 2004 (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
Revenue	$33.0	100.0%	$31.8	100.0%	$60.6	100.0%	$60.4	100.0%
Cost of sales	11.5	34.8	10.7	33.6	21.6	35.6	21.1	34.9

Gross profit	21.5	65.2	21.1	66.4	39.0	64.4	39.3	65.1

Operating expenses	17.4	52.8	16.3	51.3	34.6	57.1	32.8	54.3

Operating income	4.1	12.4	4.8	15.1	4.4	7.3	6.5	10.8

Other income (expense)	0.1	0.3	(3.9)	(12.3)	(0.3)	(0.5)	(8.9)	(14.8)

Income (loss) before tax	4.2	12.7	0.9	2.8	4.1	6.8	(2.4)	(4.0)
Income tax	1.3	3.9	1.6	5.0	1.5	2.5	2.0	3.3

Net income (loss)	$2.9	8.8%	$(0.7)	(2.2)%	$2.6	4.3%	$(4.4)	(7.3)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Sales

Consolidated

The Company recorded sales of $33.0 and $60.6 million for the second quarter and year to date 2005, respectively. Quarterly and year to date sales for the same periods in 2004 were $31.8 and $60.4 million, respectively. This represents quarterly and year-to-date increases over 2004 sales of $1.2 million, or 3.8 percent, and $0.2 million, or 0.3 percent, respectively. The increase in sales in the second quarter was driven primarily by growth in the retail business unit, which increased $1.1 million in the second quarter and $1.9 million on a year to date basis as compared to 2004. The Company also experienced strong sales in the European and North American markets. European sales increased quarterly and year to date by $0.2 and $1.6 million, respectively, while North American sales increased quarterly and year to date by $1.5 and $0.2 million, respectively. Changes in foreign exchange rates accounted for $0.3 and $0.6 million of the quarterly and year-to-date sales increase in 2005.

Sales By Product Line (in millions)

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
Graphic Arts	$13.8	41.8%	$13.3	41.8%	$25.2	41.6%	$27.0	44.7%
Industrial	8.4	25.5	8.7	27.4	15.9	26.2	15.4	25.5
Retail	6.3	19.1	5.2	16.4	11.4	18.8	9.5	15.7
Light	2.8	8.5	3.0	9.4	5.3	8.8	5.4	9.0
Other	1.7	5.1	1.6	5.0	2.8	4.6	3.1	5.1

Total	$33.0	100.0%	$31.8	100.0%	$60.6	100.0%	$60.4	100.0%

Graphic Arts

The Graphic Arts product lines provide solutions to the commercial and package printing industries, as well as the on demand print, photo processing, photography, graphic design and pre-press service bureaus in the imaging industries. The Graphic Arts products group recorded sales of $13.8 million for the second quarter of 2005, compared to $13.3 million for the same period in 2004, an increase of $0.5 million or 3.8 percent. On a year to date basis, Graphic Arts sales were $25.2 million in 2005, compared to $27.0 million in 2004, a decrease of $1.8 million, or 6.7 percent. The two categories of Graphic Arts, Printing and Digital Imaging, contributed $7.6 and $6.2 million, respectively, in sales for the second quarter 2005 and $13.4 and $11.8 million on a year to date basis. Sales in the Digital Imaging product lines were slow in the first half of the year due to longer than anticipated adoption cycles by customers for several new products. These products were released in December 2004, later than planned. Many large OEM’s, dealers and industry influencers have a three to nine-month adoption cycle for new products. This cycle includes product testing, suppliers’ certification and integration into their programs and products lines. These delays, coupled with softness in the photo processing markets, contributed to the decline in sales during the first quarter. During the second quarter, both categories of the Graphic Arts product lines, printing and imaging, showed signs of recovery as adoption of new products began to take hold. Geographically, Graphic Arts sales in North America showed signs of improvement in the second quarter, increasing 3.2 percent over second quarter of 2004, yet remained down 17.5 percent on a year to date basis. Sales in Europe remained strong, showing 15.3 and 22.0 percent growth over the prior year on a quarterly and year to date basis, respectively. In Asia Pacific, sales remained slow compared to 2004, decreasing 9.7 and 17.4 percent for the second quarter and year to date, respectively.

Industrial

The Industrial products group provides color management solutions for the automotive and process control markets. The Company’s products are an integral part of the quality control and manufacturing process for automotive interiors and exteriors, as well as the refinishing and non-automotive secondary markets. Sales in the Industrial products group were

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

$8.4 million for the second quarter of 2005, compared to $8.7 million for the same period in 2004, a decrease of $0.3 million, or 3.4 percent. On a year to date basis, Industrial sales were $15.9 and $15.4 million for 2005 and 2004, respectively, an increase of $0.5 million, or 3.2 percent. Year to date revenue growth in this group was primarily driven by improvements in capital spending and growing demand for quality control products in the North American and European automotive markets. Year to date Industrial sales in these regions increased 16.9 and 10.6 percent respectively over 2004. Sales in the Asia Pacific region improved 68.1 percent in the second quarter as compared to the first quarter of 2005, yet continued to lag behind 2004, decreasing 18.0 and 28.9 percent on a quarterly and year-to-date basis.

Retail

The Retail products group markets its paint matching and home décor product lines under the MatchRite label to home improvements centers, mass merchants and paint retailers. Sales in the Retail products group were $6.3 million for the second quarter of 2005, compared to $5.2 million for the same quarter in 2004, an increase of $1.1 million, or 21.2 percent. Year to date sales were $11.4 and $9.5 million in 2005 and 2004 respectively, an increase of $1.9 million or 20.0 percent The growth in the Retail products group was primarily driven by strong sales in the North American paint matching market, the Company’s largest retail market. Sales in North America increased $0.6 and $1.3 million over 2004 for the second quarter and year to date, respectively. The growth is primarily attributable to continued penetration of the large home improvement center, co-operative hardware chain, and second tier paint markets. Sales in Europe also contributed to the growth in retail sales, increasing $0.4 and $0.5 million over 2004 for the second quarter and year to date, respectively.

Light

X-Rite services the light measurement market through its Labsphere and Optronik subsidiaries. These subsidiaries provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Second quarter sales in the light measurement market were $2.8 million and $3.0 million for 2005 and 2004, respectively, a decrease of $0.2 million, or 6.7 percent. On a year to date basis, sales were $5.3 and $5.4 million for 2005 and 2004, respectively. Slowdown of European light sales, serviced primarily by Optronik, contributed to the decline in sales in the second quarter. This decrease was partially offset by strong sales at our Labsphere subsidiary which increased $0.4 and $0.9 million, respectively, compared to 2004 for the second quarter and year to date periods.

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. The dental product line includes color-matching technology to the cosmetic dental industry through ShadeVision systems. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Other product sales were $1.7 million for the second quarter of 2005, compared to $1.6 million for the same quarter in 2004, an increase of $0.1 million, or 6.3 percent. On a year to date basis sales were $2.8 million for 2005, compared to $3.1 million in 2004, a decrease of $0.3 million or 9.7 percent.

Cost of Sales and Gross Profit

Gross profit as a percentage of sales for the second quarter of 2005 was 65.2 percent, compared to 66.4 percent for the second quarter of 2004. On a year to date basis, gross profit as a percentage of sales decreased to 64.4 percent for 2005 from 65.1 percent in 2004. The slight decline is attributable to changes in product mix. Gross profit as a percentage of sales is expected to remain in the 63-65 percent range throughout the remainder of 2005, varying based upon product mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
Selling and marketing	$9.1	27.6%	$8.4	26.4%	$17.5	28.9%	$16.4	27.2%
Research, development and engineering	4.1	12.4	3.9	12.3	8.0	13.2	8.0	13.2
General and administrative	5.4	16.4	4.0	12.6	10.3	17.0	8.4	13.9
Founders’ insurance	(1.2)	(3.6)	—	—	(1.2)	(2.0)	—	—

Total	$17.4	52.8%	$16.3	51.3%	$34.6	57.1%	$32.8	54.3%

Total operating expenses were $17.4 million and $34.6 million for the second quarter and year to date 2005, respectively, compared to $16.3 million and $32.8 million, respectively, for the comparable periods in 2004. The year over year increases were $1.1 million, or 6.7 percent, for the quarter and $1.8 million, or 5.5 percent, year to date.

Selling and Marketing

Selling and marketing expenses were $9.1 million for the second quarter of 2005, compared to $8.4 million of expenses for the same period in 2004, an increase of $0.7 million, or 8.3 percent. Year-to-date costs in 2005 were $17.5 million compared to $16.4 million in 2004, an increase of $1.1 million or 6.7 percent. The increase is due to higher compensation and benefits costs, increased spending on marketing for new product introductions and expansion of the sales staffs in Europe and Asia Pacific.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses were $4.1 million for the second quarter of 2005, compared to $3.9 million for the same period in 2004, an increase of $0.2 million, or 5.1 percent. Year to date, RD&E expenses remained flat at $8.0 million for both 2004 and 2005. RD&E expenses as a percentage of sales were 12.4 and 12.3 percent for the second quarter of 2005 and 2004, respectively. On a year to date basis, RD&E as a percentage of sales was 13.2 percent for both 2005 and 2004. The Company intends to maintain investments in RD&E in the range of 12 to 14 percent of net sales in order to drive future revenue growth.

General and Administrative

General and administrative expenses were $5.4 million and $10.3 million for the second quarter and year to date 2005, respectively, compared to $4.0 million and $8.4 million for comparable periods in 2004. The year over year increases were $1.4 million, or 35.0 percent, for the quarter and $1.9 million, or 22.6 percent, year to date. General and administrative expenses as a percentage of sales for the second quarter and year to date of 2005 were 16.4 and 17.0 percent, respectively, compared to 2004 second quarter and year to date percentages of 12.6 and 13.9 percent, respectively. The increase in general and administrative expenses in 2005 included planned investments in color business development, costs related to consolidation of certain European offices, and accelerated spending in professional fees.

Founders’ Insurance

Included in the second quarter 2005 operating expenses is a $1.2 million gain related to the sale of the life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 11 to the Condensed Consolidated Financial Statements and Founders’ Shares Redemption Program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Other Income

Other income (expense) consists of investment income, investment impairments, and losses from foreign exchange. The Company’s investment portfolio consists of tax-free variable rate demand notes, mutual funds, and corporate securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Interest Expense

The Company recorded non-cash charges classified as interest expense of $3.6 and $8.5 million during the second quarter and year to date in 2004, respectively, in accordance with SFAS 150. As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program, these costs represented the potential increase in the ultimate payout under the Founders’ Shares Redemption Program, as well as dividend payments made on program shares. On November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety.

Write Down of Other Investments

Other investments include investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV). Each investment represents less than 20% of the respective portfolio companies. The investments have been recorded at cost since the Company does not exercise significant influence over the operating and financial policies of each portfolio company.

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in conjunction with the Company’s previous third-party investors and was made to protect the Company’s position with regards to percentage of ownership in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

Income Taxes

The Company recorded an income tax expense of $1.3 million and $1.4 million against a pre-tax income of $4.2 million and $4.1 million for the three and six months ended July 2, 2005, respectively. The effective income tax rates for the first six months and second quarter of 2005 were 34.8 percent and 30.0 percent, respectively. The provision calculations were negatively impacted by recognition of $0.2 million of additional state income taxes in connection with settlements of audits for prior years.

For the three and six months ended July 3, 2004, the Company recorded an income tax expense of $1.5 million and $2.1 million against a pre-tax loss of $0.9 million and $2.4 million, respectively. The provision calculation was negatively impacted by the non-deductible aspects of the Founders’ Shares Redemption Program adjustment of $3.6 million and $8.5 million for the three and six months ended July 3, 2004, respectively.

The U.S statutory rate for both tax years was 35.0 percent. Both years’ effective tax rates have benefited from the execution of certain international tax strategies and recognition of tax credits.

Net Income

The Company recorded net income of $2.9 million and $2.6 million for the second quarter of 2005 and year to date, respectively. For the comparable periods in 2004, the Company recorded a net loss of $0.7 million and $4.4 million, respectively. On a per share basis, the 2005 fully diluted net income per share was $0.14 and $0.12 for the second quarter and year to date, respectively. Net loss per share in 2004 was $0.03 and $0.21 for the second quarter and year to date, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$3,917	$3,799	$118
Investing activities	(7,403)	(7,590)	187
Financing activities	189	993	(804)
Effect of exchange rate changes on cash and cash equivalents	237	22	215

Net decrease in cash and cash equivalents	(3,060)	(2,776)	(284)
Cash and cash equivalents, beginning of period	9,693	10,752	(1,059)

Cash and cash equivalents, end of period	$6,633	$7,976	$(1,343)

Cash, Cash Equivalents and Short Term Investments

At July 2, 2005, the Company had cash and cash equivalents of $6.6 million and short-term investments of $10.3 million. Cash and cash equivalents decreased $3.1 million, from $9.7 million at January 1, 2005, and short-term investments increased $4.0 million, from $6.3 million at January 1, 2005. Short-term investments consist primarily of tax-free variable rate demand notes and mutual funds. Of the combined $16.9 million in cash and short-term investments at quarter end, approximately $2.1 million was held by subsidiaries outside of the United States. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise.

Foreign exchange rates increased the cash balances by approximately $0.2 million at July 2, 2005.

Operating Activities

Net cash provided by operating activities was $3.9 and $3.8 million for the first six months of 2005 and 2004, respectively. In 2005, net cash provided by operating activities consisted of net income of $2.6 million adjusted for non-cash items of $3.5 million and net cash used for changes in operating assets and liabilities of $2.2 million. The adjustments for non-cash items included $3.1 million in depreciation and amortization charges, and $0.9 million deferred income tax provision, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Operating funds were also provided by a decrease in accounts receivable of $1.1 million, offset by an increase in inventory levels of $0.2 million, an increase in prepaid and other current assets of $0.4 million, and decreases in accounts payable, income taxes payable, and other current and non-current liabilities of $0.6, $0.8, and $1.3 million, respectively.

In 2004, cash provided by operations consisted of non-cash adjustments of $11.5 million offset by a net loss of $4.4 million, and net cash used for changes in operating assets and liabilities of $3.3 million. Included in non-cash items was an increase in the Founders’ Shares Redemption liability of $8.3 million and depreciation and amortization charges of $2.7 million. Funds provided by changes in operating assets and liabilities included $1.6 million provided by a decrease in accounts receivable, which was offset by increases in other current assets and inventory of $1.2 and $0.5 million, respectively, in addition to decreases in accounts payable and other current and non-current liabilities of $1.2 and $2.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance costs related to the founders’ shares redemption program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Net cash used for investing activities during the first six months of 2005, was $7.4 million, as compared to $7.6 million for the comparable period in 2004, a decrease of $0.2 million, or 2.6 percent. Significant cash used for investing activities in the first six months of 2005 included capital expenditures of $2.6 million, purchases of short term investments of $4.8 million and an increase in other assets of $2.2 million. In addition, during the second quarter of 2005, $0.8 million was paid as the last of two contingent payments for the purchase of Monaco Systems, Inc. Offsetting cash used in investing activities were proceeds of $2.5 million from the sale of three life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Additional funding for investing activities was generated by operating cash flows and periodic sales of short-term investments.

For the first six months of 2004, cash outflows included $4.2 million for life insurance costs relating to the Founders’ Share Redemption Program, capital expenditures of $3.1 million, and an increase in other assets of $1.6 million. These needs were funded through operating cash flows and the sale of $2.7 million in short term investments.

Under provisions of the Company’s life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to defer payments of premiums. These deferrals are not expected to materially impact the cash surrender values in the short-term, nor payment of benefits under the policies. Deferred 2005 premium payments on the remaining life insurance policies totaled $3.5 million as of July 2, 2005. The Company is presently reviewing its options with regards to the future of the remaining policies.

As of July 2, 2005, the Company had short-term investments of $10.3 million, compared to $6.3 million at January 1, 2005. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of accumulated other comprehensive income. The allowance was $0.5 million at July 2 and January 1, 2005.

Capital expenditures for the six months ended July 2, 2005 were $2.6 million. These expenditures were made primarily for machinery, equipment, computer hardware and software. Capital expenditures for the comparable period of 2004 were $3.1 million. The Company anticipates capital expenditures for the remainder of 2005 will be approximately $5.3 million. The emphasis of these expenditures will focus on global information technology upgrades to support both current operations and expanded research and development efforts. In addition, continued upgrades will be made in the Company’s manufacturing capabilities. This estimate does not include capital expenditures that will be made in connection with the Company’s relocation of its headquarters to a new facility in Kentwood, Michigan (See New Corporate Headquarters below). The Company does not expect to incur these costs until the first quarter of 2006.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan, and the payment of dividends on its common stock outstanding.

Financing activities provided $0.2 and $1.0 million of cash during the first six months of 2005 and 2004, respectively. The Company issued 214,315 shares of common stock during 2005, in connection with its employee stock option and purchase plans which generated $1.3 million of cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company paid quarterly dividends at a rate of $.025 per share in both 2005 and 2004. These payments required the use of $1.1 and $0.9 million of cash in 2005 and 2004, respectively. Dividend payments related to shares in the Founders’ Share Redemption program, during 2004, were classified as interest expense and included as a component of other income and (expense) in accordance with SFAS 150. These payments totaled $0.2 million.

The Company believes its current liquidity, future cash flows, short-term investments, and bank credit lines give it the financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20.0 million and a capital expenditure line of credit of $5.0 million. At July 2, 2005, there were no balances outstanding for either line of credit. Funding requirements for the Company’s new corporate headquarters (See New Corporate Headquarters below) have not been determined at this time but will likely be funded through sale of the Company’s current corporate headquarters and external financing sources.

Founders’ Shares Redemption Program

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder or his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums totaled $4.3 million each year while all the policies remained in effect.

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

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.2 million for the first two quarters of 2004 were recorded as interest expense, while the comparable dividends for the first two quarters of 2005, were recorded as a reduction in shareholders’ investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company. The total face value of the policies sold is $30.0 million. The Company will receive proceeds of $6.5 million, net of closing costs from the sales of the policies, $2.5 million of which was received prior to July 2, 2005. As part of the sale of the policies, the Company has recorded a gain of $1.2 million in the second quarter of 2005. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of Operating Income. At July 2, 2005, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

New Corporate Headquarters

On April 18, 2005, the Company entered into a Purchase and Sale Agreement to purchase a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 350,000 square feet and is located ten miles from the Company’s current headquarters. The Company has also reached an agreement with state and local government authorities on an incentive package totaling approximately $21.0 million in connection with the relocation and retention of jobs. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Final closing on the transaction is subject to certain contingencies and is expected to occur in the fourth quarter of 2005, with the move expected to occur in the second quarter of 2006. Additional costs for moving and building refurbishment have not been determined at this time.

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

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at July 2, 2005 is approximately $0.4 million, which represents the discounted value of the remaining note payments at that date.

Critical Accounting Policies and Estimates

The Company strives to report its financial results in a clear and understandable manner. The Company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since January 1, 2005.

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of fiscal year 2006 and the Company has not yet determined a transition method. The Company currently discloses the pro-forma earnings effects of its stock awards and is currently evaluating the impact if any, that SFAS 123 (R) will have on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its investment and insurance portfolios. In the normal course of business the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures. The Company is not a party to any derivative instruments

During the first six months of 2005, there were no material changes in foreign exchange risk.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting.

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings—None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds —None

Item 3 Defaults upon Senior Securities—None

Item 4 Submission of Matters to a Vote of Security Holders—

At the Annual Meeting of Shareholders on May 3, 2005, X-Rite’s shareholders voted on the following matters:

1. Election of the following directors to three-year terms expiring in 2008.

	Affirmative Votes	Votes Withheld
Stanley W. Cheff	10,804,126	8,654,998
John E. Utley	17,779,833	1,679,291

Company directors Michael C. Ferrara, Paul R. Sylvester, and Mark D. Weishaar (whose terms expire in 2006) and Peter M. Banks, L. Peter Frieder, and Ronald A. Vandenberg (whose terms expire in 2007) continued as directors of the Company following the annual meeting.

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-votes
2. Proposal to Approve the Incentive Performance Plan for Certain Executives	18,891,459	503,975	63,689	-0-

Item 5 Other Information—None

Item 6 Exhibits

(a) Exhibit Index

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

August 8, 2005	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer and President

August 8, 2005	/s/ Mary E. Chowning
Mary E. Chowning
Vice President and Chief Financial Officer