Form 10-Q
period 2005-10-01
X RITE INC
filed 2005-11-07
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 1, 2005

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

Indicate by checkmark whether the Registrant is a shell company.    Yes  ☐    No  ☒

On November 1, 2005, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 21,210,367.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	October 1, 2005	January 1, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,114	$9,693
Short-term investments	15,981	6,287
Accounts receivable, less allowance of $1,489 in 2005 and $1,470 in 2004	23,139	27,998
Inventories	16,849	14,892
Deferred income taxes	2,083	1,982
Prepaid expenses and other current assets	1,545	1,384

	64,711	62,236

Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,445	17,217
Machinery and equipment	20,631	20,132
Furniture and office equipment	18,649	19,742
Construction in progress	1,083	986

	60,086	60,355
Less accumulated depreciation	(36,910)	(37,242)

	23,176	23,113

Other assets:
Cash surrender values (founders policies)	20,782	25,815
Goodwill	8,986	7,432
Capitalized software (net of accumulated amortization of $1,044 in 2005 and $1,712 in 2004)	6,943	5,005
Deferred income taxes	2,831	4,555
Other intangibles, net	4,064	4,342
Other noncurrent assets	2,637	1,795

	46,243	48,944

	$134,130	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	October 1, 2005	January 1, 2005

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,816	$4,470
Accrued liabilities:
Payroll and employee benefits	5,020	6,883
Income taxes	1,874	3,246
Other	2,870	2,846

	13,580	17,445

Long-term liabilities	413	384

Shareholders’ investment:
Common stock	2,121	2,095
Additional paid-in capital	16,905	13,792
Retained earnings	100,155	98,177
Accumulated other comprehensive income	1,551	2,810
Stock conversion program	(595)	(410)

	120,137	116,464

	$134,130	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$28,432	$27,137	$89,012	$87,491
Cost of sales	10,228	9,486	31,771	30,589

Gross profit	18,204	17,651	57,241	56,902

Operating expenses:
Selling and marketing	8,940	7,669	26,465	24,111
Research, development and engineering	4,237	4,285	12,204	12,228
General and administrative	3,987	4,314	14,304	12,670
Founders’ insurance	—	—	(1,154)	—

	17,164	16,268	51,819	49,009

Operating income	1,040	1,383	5,422	7,893

Interest expense, Founders’ stock redemption	—	(60)	—	(8,551)
Write-down of other investments	—	—	(332)	—
Other, net	54	63	67	(320)

Income (loss) before income taxes	1,094	1,386	5,157	(978)
Income taxes (credit)	172	(157)	1,586	1,926

Net income (loss)	$922	$1,543	$3,571	$(2,904)

Earnings (loss) per share:
Basic	$.04	$.07	$.17	$(.14)

Diluted	$.04	$.07	$.17	$(.14)

Cash dividends per share	$.025	$.025	$.075	$.075

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	October 1, 2005	October 2, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,571	$(2,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,660	4,338
Allowance for doubtful accounts	130	176
Deferred income taxes	1,631	9
Gain on sale of life insurance policies	(1,154)	—
Increase in value of shares subject to redemption agreements	—	8,294
Tax benefit from stock options exercised	173	302
Other	508	(35)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	3,785	4,294
Inventories	(2,526)	(1,558)
Prepaid expenses and other current assets	(1,077)	(981)
Accounts payable	(685)	(1,587)
Income taxes payable	(1,376)	226
Other current and non current liabilities	(1,870)	(1,752)

Net cash provided by operating activities	5,770	8,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	500	2,685
Proceeds from maturities of short-term investments	255	70
Purchases of short-term investments	(10,473)	(2,570)
Capital expenditures	(3,114)	(4,702)
Investment in founders life insurance, net	(268)	(4,159)
Proceeds from sales of life insurance policies	6,455	—
Increase in other assets	(3,150)	(2,010)
Acquisitions	(750)	(748)
Disposition of business assets	63	125
Other investing activities	(258)	146

Net cash used for investing activities	(10,740)	(11,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,593)	(1,298)
Issuance of common stock	1,605	2,506

Net cash provided by financing activities	12	1,208

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	379	27

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,579)	(1,106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,693	10,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,114	$9,646

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 1, 2005 and the results of its operations and its cash flows for the three and nine month periods ended October 1, 2005 and October 2, 2004. The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such adjustments are of a normal and recurring nature.

NOTE 2—NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes Accounting Principles Board (“APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of fiscal year 2006 and the Company has not yet determined a transition method. The Company currently discloses the pro-forma earnings effects of its stock awards and is currently evaluating the impact, if any, that SFAS 123 (R) will have on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, the Company is required to adopt FIN 47 by the end of fiscal 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

The carrying amount of the Company’s short-term investments is shown in the table below (in thousands):

	October 1, 2005		January 1, 2005
	Cost	Market Value	Cost	Market Value

State and municipal securities	$14,938	$14,938	$5,220	$5,220
Mutual funds	1,530	1,034	1,530	1,058
Preferred stocks	10	9	10	9

	16,478	15,981	6,760	6,287
Unrealized losses	(497)	—	(473)	—

Total	$15,981	$15,981	$6,287	$6,287

Management has reviewed the unrealized losses in the Company’s mutual fund holdings as of October 1, 2005 and has determined that they are temporary in nature; accordingly, no losses have been recognized through the Statement of Operations as of that date.

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	October 1, 2005	January 1, 2005

Raw materials	$7,174	$5,541
Work in process	4,390	4,406
Finished goods	5,285	4,945

Total	$16,849	$14,892

NOTE 5—INVESTMENTS CARRIED AT COST

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its managers, Mr. James A. Knister and Dr. Peter M. Banks. At the inception of XRV, Mr. Knister and Dr. Banks were also members of the Board of Directors of X-Rite, Incorporated, a position from which Mr. Knister retired in May 2005. The Company funded acquisitions made by XRV and in exchange will receive its investment back in full before any

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—INVESTMENTS CARRIED AT COST - continued

distributions are made. Since inception, XRV has made investments in eleven different entities totaling $12.2 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost.

As of January 3, 2004, all venture capital investments have been fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

During the first three quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

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

A summary of changes in goodwill by reporting unit for the nine months ended October 1, 2005, consisted of the following (in thousands):

	January 1, 2005	Foreign Currency Adjustments	Acquisitions	October 1, 2005

X-Rite, Incorporated	$303	$—	$—	$303
Monaco Systems	5,532	—	1,689	7,221
X-Rite, Ltd.	1,343	(106)	—	1,237
X-Rite, Mediterranee	254	(29)	—	225

Total	$7,432	$(135)	$1,689	$8,986

A summary of changes in intangible assets for the nine months ended October 1, 2005, consisted of the following (in thousands):

	January 1, 2005	Amortization	Foreign Currency Adjustments	Additions	October 1, 2005

Customer relationships	$2,385	$(264)	$—	$300	$2,421
Trademarks and trade names	902	(65)	(7)	—	830
Technology and patents	578	(109)	(21)	—	448
Covenants	477	(104)	(8)	—	365

Total	$4,342	$(542)	$(36)	$300	$4,064

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

Estimated amortization expense for intangible assets as of October 1, 2005 for each of the succeeding years is as follows (in thousands):

Remaining 2005	$181
2006	721
2007	702
2008	469
2009	240

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

The fair value of employee and outside director stock options has been estimated using the Black Scholes option-pricing model, as required under accounting principles generally accepted in the United States. The Black Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor the restrictions on trading, lack of transferability or the ability of employees to forfeit the options prior to expiration. If the model adequately permitted consideration of these unique characteristics, the resulting estimate of the fair value of the Company’s stock options could be different.

Had compensation expense for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for awards issued under those plans, consistent with SFAS 123, the Company’s net income (loss) and net earnings (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss) as reported	$922	$1,543	$3,571	$(2,904)
Deduct compensation expense, fair value method	(447)	(7)	(1,190)	(1,173)

Pro forma net income (loss)	$475	$1,536	$2,381	$(4,077)

Basic net earnings (loss) per share:
As reported	$.04	$.07	$.17	$(.14)
Pro forma	$.02	$.07	$.11	$(.20)

Diluted net earnings (loss) per share:
As reported	$.04	$(.07)	$.17	$(.14)
Pro forma	$.02	$(.07)	$.11	$(.20)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Numerators:
Net income (loss) numerators for both basic and diluted EPS	$922	$1,543	$3,571	$(2,904)

Denominators:
Denominators for basic EPS- weighted-average common shares outstanding	21,186	20,814	21,127	20,733
Potentially dilutive shares- Stock options	244	360	275	—

Denominators for diluted EPS	21,430	21,174	21,402	20,733

Dilutive EPS excludes options where the exercise price exceeded the average market price of the Company’s common stock, have not been included since the effect would be anti-dilutive. The number of stock options excluded from the calculations and the ranges of exercise prices for the three and nine months ended October 1, 2005 were 1,161,500 shares, and $13.00 – $19.38 and 1,005,000 shares and $13.00 – $19.38, respectively.

In 2004, the Company incurred a loss on a year-to-date basis; therefore, potentially dilutive shares are not included because to do so would have an anti-dilutive effect on the loss per share. Had the Company not recorded a loss, certain exercisable stock options would have been excluded from the calculation of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices for the three and nine months ended October 2, 2004 were 609,100 shares and $14.50 – $19.50 and 693,700 shares and $14.50 - $19.50, respectively.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments and unrealized loss on short-term investments. Comprehensive income (loss) was $0.9 and $2.3 million for the three and nine month periods, respectively, ended October 1, 2005; and $1.5 and $(2.9) million for the three and nine month periods, respectively, ended October 2, 2004.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10—ACQUISITIONS AND DIVESTITURES - continued

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at October 1, 2005 is approximately $0.4 million, which represents the discounted value of the remaining note payments at that date.

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

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that had occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.9 million per quarter were recorded as interest expense in 2004, while comparable period dividends in 2005, were recorded as a reduction in shareholders’ investment.

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company has recorded a gain of $1.2 million in the second quarter of 2005, which has been included as a component of Operating Income. At October 1, 2005, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—FOUNDERS’ STOCK REDEMPTION AGREEMENTS - continued

Under provisions of the Company’s life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. For 2005, the Company elected to not make premium payments totaling $3.5 million for the remaining policies it owns at October 1, 2005. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

NOTE 12—INCOME TAXES

The Company recorded an income tax expense of $0.2 million and $1.6 million against pre-tax income of $1.1 million and $5.2 million for the three and nine months ended October 1, 2005, respectively. The effective income tax rates for the three and nine months ended October 1, 2005 were 15.7 percent and 30.8 percent, respectively. The provision calculations were positively impacted by certain international tax benefits and tax credits.

For the three and nine months ended October 2, 2004, the Company recorded an income tax expense (credit) of $(0.2) million and $1.9 million against a pre-tax income (loss) of $1.4 million and $(1.0) million, respectively. The provision calculation was negatively impacted by the non-deductible aspects of the Founders’ Shares Redemption Program adjustments required under SFAS 150.

The U.S statutory rate for both tax years was 35.0 percent.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 130,000 British Pounds or approximately $0.2 million as of October 1, 2005.

On April 18, 2005, the Company entered into a Purchase and Sale Agreement to purchase a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 350,000 square feet and is located ten miles from the Company’s current headquarters. The Company also has an agreement with state and local governments for an incentive package of approximately $21.0 million in connection with the purchase. Final closing on the transaction is subject to certain contingencies and is expected to occur in the fourth quarter of 2005. Renovations to this building will begin in the first quarter of 2006 with completion and move expected to occur in the third quarter of 2006.

On October 10, 2005, the Company entered into a Purchase and Sale Agreement to sell its current corporate headquarters and manufacturing facility for $14.5 million. The Buyer retains the right to terminate the agreement for a sixty-day period commencing on October 10, 2005 while it performs due diligence. Final closing on the sale is expected to occur no later than April 2006. Subsequent to closing, the Company has the right to lease the property back from the buyer while it completes the renovation of its new corporate headquarters in Kentwood, Michigan. During the lease period, the Company will be required to pay a base monthly rental of $100,000, and additional rent based on certain factors not to exceed $75,000 per month. In addition, the Company will pay all taxes, utilities and all other costs related to the operation and maintenance of the property during the term of the lease. The lease agreement terminates on February 28, 2007, but may be canceled by the Company prior to that date without penalty.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 13—CONTINGENCIES, COMMITMENTS, AND GUARANTEES - continued

The Company’s product warranty reserves and other operating lease commitments are not significant.

NOTE 14—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (“Plan”). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as “X-Rite”, “the Company”). For purposes of this discussion, amounts from the accompanying condensed consolidated financial statements and related notes have been rounded to millions of dollars for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

Overview of the Company

X-Rite, Incorporated is a technology company that develops color management systems and software. The Company’s technologies assist manufacturers, retailers, and distributors achieve the precise color they want throughout their global supply chain. X-Rite products also assist printing companies, professional photographers and other retailers to achieve precise color reproduction of images across a wide range of devices and from the first to last print.

Third Quarter and Year to Date Results for 2005

•	Record third quarter net sales of $28.4 million, compared to $27.1 million in the third quarter of 2004

•	Asia and Digital Imaging revenues returned to double digit growth rates in the third quarter, but remain down on a year to date basis.

•	Gross margins remained strong at 64.1 percent

•	Operating income of $1.0 million, with continued strategic investments in infrastructure, engineering, sales and marketing

•	Successful launch of new Intellitrax scanning product at the Print 2005 trade show with shipments starting the fourth quarter of 2005

•	Announcement of the Kaleidoscope home décor product in partnership with La-Z-Boy

The Company reported record third quarter 2005 net sales of $28.4 million, a 4.8 percent increase from the third quarter of last year. Gross margins were 64.1 percent compared to 65.3 percent in the third quarter of 2004. Operating income was $1.0 million versus $1.4 million in the third quarter of 2004. Operating income was 3.5 percent of sales in the third quarter of 2005, compared to 5.2 percent in the third quarter of 2004.

Net sales for the first three quarters of the year were $89.0 million versus $87.5 million in the prior year. Year-to-date gross margins were 64.3 percent and 65.0 percent for 2005 and 2004, respectively. Operating income for the first three quarters of 2005 was $5.4 million versus $7.9 million in 2004.

After a slow start in the first half of the year, performance improvements in the Asia Pacific region and digital imaging businesses, plus a strong performance by the retail business, led to improved revenue growth in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company reported net income in the third quarter of 2005 of $0.9 million, or $0.04 per share, versus a net income of $1.5 million, or $0.07 per share, in the third quarter of 2004. Year to date net income for 2005 was $3.6 million, or $0.17 per share, compared to the 2004 year to date net loss of $2.9 million, or $0.14 per share. The loss in 2004 was primarily due to a non-cash charge of $8.6 million ($0.41 per share) related to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150).

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and nine month periods ending October 1, 2005 and October 2, 2004 (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
Revenue	$28.4	100.0%	$27.1	100.0%	$89.0	100.0%	$87.5	100.0%
Cost of sales	10.2	35.9	9.4	34.7	31.8	35.7	30.6	35.0

Gross profit	18.2	64.1	17.7	65.3	57.2	64.3	56.9	65.0

Operating expenses	17.2	60.6	16.3	60.1	51.8	58.2	49.0	56.0

Operating income	1.0	3.5	1.4	5.2	5.4	6.1	7.9	9.0
Other income (expense)	0.1	0.4	—	—	(0.2)	(0.3)	(8.9)	(10.1)

Income (loss) before tax	1.1	3.9	1.4	5.2	5.2	5.8	(1.0)	(1.1)
Income tax (credit)	0.2	0.7	(0.1)	(.3)	1.6	1.8	1.9	2.2

Net income (loss)	$0.9	3.2%	$1.5	5.5%	$3.6	4.0%	$(2.9)	(3.3)%

Net Sales

Consolidated

The Company recorded sales of $28.4 and $89.0 million for the third quarter and year to date 2005, respectively. Quarterly and year to date sales for the same periods in 2004 were $27.1 and $87.5 million, respectively. This represents quarterly and year to date increases over 2004 sales of $1.3 million, or 4.8 percent, and $1.5 million, or 1.7 percent, respectively. The increase in sales in the third quarter was driven primarily by growth in the Retail and Graphic Arts business units, which increased $0.8 million and $0.7 million, respectively, compared to the same quarter in 2004. On a year to date basis, the Retail product lines recorded the largest improvement over the prior year, with sales increasing $2.6 million, or 19.5 percent. Quarterly sales gains were noted in both the North American and Asia Pacific regions which grew $0.3 and $1.3 million, or 1.9 and 29.5 percent, respectively as compared to the same period in 2004. Sales in Europe and Latin America decreased $0.2 and $0.1 million or 2.9 and 10.0 percent respectively, for the quarter as compared to the third quarter of 2004. On a year to date basis, sales in Europe and North America increased $1.4 and $0.5 million or 6.6 and 1.1 percent respectively as compared to 2004. Year to date sales in the Asia Pacific region decreased $0.6 million or 3.8 percent compared to 2004. The Latin American region, which is the Company’s smallest sales region, recorded a sales increase of $0.1 million or 5.9 percent as compared to 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Sales By Product Line (in millions)

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
Graphic Arts	$12.7	44.7%	$12.0	44.3%	$37.8	42.5%	$39.0	44.6%
Industrial	7.2	25.3	7.2	26.6	23.2	26.1	22.6	25.8
Retail	4.6	16.2	3.8	14.0	15.9	17.8	13.3	15.2
Light	2.8	9.9	2.8	10.3	8.2	9.2	8.2	9.4
Other	1.1	3.9	1.3	4.8	3.9	4.4	4.4	5.0

Total	$28.4	100.0%	$27.1	100.0%	$89.0	100.0%	$87.5	100.0%

Graphic Arts

The Graphic Arts product lines provide solutions for commercial and package printing applications, on demand print, and photo processing, photography, graphic design and pre-press service bureaus in the imaging industries. The Graphic Arts products group recorded sales of $12.7 million for the third quarter of 2005, compared to $12.0 million for the same period in 2004, an increase of $0.7 million or 5.8 percent. On a year to date basis, Graphic Arts sales were $37.8 million in 2005, compared to $39.0 million in 2004, a decrease of $1.2 million, or 3.1 percent. The two categories of Graphic Arts, Printing and Digital Imaging, contributed $6.4 and $6.3 million, respectively, in sales for the third quarter 2005 and $19.7 and $18.1 million on a year to date basis. Sales in the Digital Imaging product lines have been slower than anticipated in 2005 due to delayed product rollouts in late 2004. These delays have slowed the product adoption cycle for our customers, which in the imaging industry may vary from three to twenty-four months depending on the product. During this period the OEM’s, dealers and other industry leaders perform testing, certification and integration planning for new products. Adoption and endorsement of these products began to occur late in the second quarter of 2005 and continued in the third quarter in which sales of imaging products was 14.3 percent higher than the first quarter of 2005. In the printing category, sales have declined $0.3 million on a year to date basis as compared to 2004, due principally to slower demand for the Company’s portable instrument lines. The decline was offset by increased activity in the scanning systems lines. The Company’s new Intellitrax scanning line which will begin shipping in the fourth quarter of 2005 is expected to strengthen Printing revenues for the remainder of 2005.

Geographically, Graphic Arts sales in Europe remained strong, increasing 3.8 percent on a quarterly basis and 15.7 percent on a year to date basis compared to 2004. Both North America and Asia Pacific sales continued to improve in the third quarter, narrowing the gap created by a slow first six months. North American sales increased 4.3 percent over third quarter 2004, remaining down 11.2 percent on a year to date basis, while Asia Pacific sales increased 16.5 percent, remaining down 7.6 percent on a year to date basis.

Industrial

The Industrial products group provides color management solutions for the automotive and process control markets. The Company’s products are an integral part of the quality control and manufacturing process for automotive interiors and exteriors, as well as the refinishing and non-automotive secondary markets. Sales in the Industrial products group for the third quarter of 2005 remained consistent with prior year at $7.2 million. On a year to date basis, Industrial sales were $23.2 and $22.6 million for 2005 and 2004, respectively, an increase of $0.6 million, or 2.7 percent. Year to date revenue growth in this group continued to be driven by improvements in capital spending and growing demand for quality control products in the North American and European automotive markets. Year to date Industrial sales in these regions increased 5.5 and 7.2 percent respectively over 2004. The improvement in sales in the Asia Pacific region that began in the second quarter continued throughout the third quarter of 2005, with sales increasing 40.0 percent over third quarter 2004. The continuing improvement in the Asia Pacific region brought the year to date decrease compared to 2004 down to 8.1 percent, compared to second quarter year to date decrease of 28.9 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Retail

The Retail products group markets its paint matching and home décor product lines under the Match-Rite label to home improvements centers, mass merchants and paint retailers. Sales in the Retail products group were $4.6 million for the third quarter of 2005, compared to $3.8 million for the same quarter in 2004, an increase of $0.8 million, or 21.1 percent. Year to date sales were $15.9 and $13.3 million in 2005 and 2004 respectively, an increase of $2.6 million or 19.5 percent The growth in the Retail products group was primarily driven by strong sales in the North American paint matching market, the Company’s largest retail market. Sales in North America increased $0.7 and $2.0 million over 2004 for the third quarter and year to date, respectively. The growth is primarily attributable to continued penetration of the large home improvement center, co-operative hardware chain, and second tier paint markets. Sales in Europe also contributed to the growth in retail sales, increasing $0.1 and $0.6 million over 2004 for the third quarter and year to date, respectively.

Light

X-Rite services the light measurement markets through its Labsphere and Optronik subsidiaries. These subsidiaries provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Sales in the light measurement products served by Optronik have remained sluggish due to an expected update of operating software. This software will be released in the fourth quarter of 2005, and improvement in sales is expected at that time. Labsphere, which serves different aspects of the light market than Optronik, has recorded sales increases of 7.7 and 15.8 percent on a quarter and year to date basis in 2005 as compared to 2004.

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. The dental product line includes color-matching technology to the cosmetic dental industry through ShadeVision systems. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Other product sales were $1.1 million for the third quarter of 2005, compared to $1.3 million for the same quarter in 2004, a decrease of $0.2 million, or 15.4 percent. On a year to date basis sales were $3.9 million for 2005, compared to $4.4 million in 2004, a decrease of $0.5 million or 11.4 percent.

Cost of Sales and Gross Profit

Gross profit as a percentage of sales for the third quarter of 2005 was 64.1 percent, compared to 65.3 percent for the third quarter of 2004. On a year to date basis, gross profit as a percentage of sales decreased to 64.3 percent for 2005 from 65.0 percent in 2004. The declines are attributable primarily to variations in product mix as compared to prior periods. Gross profit as a percentage of sales is expected to remain in the 63-65 percent range throughout the remainder of 2005.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
Selling and marketing	$9.0	31.7%	$7.7	28.3%	$26.5	29.8%	$24.1	27.5%
Research, development and engineering	4.2	14.8	4.3	15.9	12.2	13.7	12.2	14.0
General and administrative	4.0	14.1	4.3	15.9	14.3	16.1	12.7	14.5
Founders’ insurance	—	—	—	—	(1.2)	(1.4)	—	—

Total	$17.2	60.6%	$16.3	60.1%	$51.8	58.2%	$49.0	56.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Total operating expenses were $17.2 million and $51.8 million for the third quarter and year to date 2005, respectively, compared to $16.3 million and $49.0 million, respectively, for the comparable periods in 2004. The year over year increases were $0.9 million, or 5.5 percent, for the quarter and $2.8 million, or 5.7 percent, year to date.

Selling and Marketing

Selling and marketing expenses were $9.0 million for the third quarter of 2005, compared to $7.7 million of expenses for the same period in 2004, an increase of $1.3 million, or 16.9 percent. Year-to-date costs in 2005 were $26.5 million compared to $24.1 million in 2004, an increase of $2.4 million or 10.0 percent. These increases are attributable to additional headcount in Europe and Asia Pacific, increases in compensation and benefits costs, trade shows and marketing for new product introductions.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses were $4.2 million for the third quarter of 2005, compared to $4.3 million for the same period in 2004, a decrease of $0.1 million, or 2.3 percent. Year to date, RD&E expenses remained flat at $12.2 million for both 2005 and 2004. RD&E expenses as a percentage of sales were 14.8 and 13.7 percent for the third quarter and year to date 2005, compared to 15.9 and 14.0 percent, respectively for the same periods in 2004. The Company has incurred additional headcount, compensation and benefits costs in its RD&E staffs in 2005 which has been offset by a reduced reliance on outside consultants. The Company intends to maintain investments in RD&E in the range of 12 to 14 percent of net sales for the foreseeable future.

General and Administrative

General and administrative expenses were $4.0 million and $4.3 million in the third quarter of 2005 and 2004, respectively, and $14.3 million and $12.7 million for year to date 2005 and 2004, respectively. This represents a quarterly decrease of $0.3 million, or 7.0 percent, and year to date increase of $1.6 million, or 12.6 percent over 2004. General and administrative expenses as a percentage of sales for the third quarter and year to date of 2005 were 14.1 and 16.1 percent, respectively, compared to 2004 third quarter and year to date percentages of 15.9 and 14.5 percent, respectively. The increase in general and administrative expenses in 2005 was partially due to planned investments in color business development, costs related to consolidation of certain European offices, and increased spending in professional fees. Cost containment measures taken during the third quarter contributed to the third quarter, year over year decrease.

Founders’ Insurance

Included in the third quarter 2005 operating expenses is a $1.2 million gain related to the sale of the life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 11 to the Condensed Consolidated Financial Statements and Founders’ Shares Redemption Program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Other Income

Other income (expense) consists of investment income, investment impairments, and losses from foreign exchange. The Company’s investment portfolio consists of tax-free variable rate demand notes, mutual funds, and corporate securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Interest Expense

The Company recorded non-cash charges classified as interest expense of $0.1 and $8.6 million during the third quarter and year to date in 2004, respectively, in accordance with SFAS 150. As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program, these costs represented the potential increase in the ultimate payout under the Founders’ Shares Redemption Program, as well as dividend payments made on program shares. On November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety.

Write Down of Other Investments

Other investments include investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV). Each investment represents less than twenty percent of the respective portfolio companies. The investments have been recorded at cost since the Company does not exercise significant influence over the operating and financial policies of each portfolio company.

In the first three quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

Income Taxes

The Company recorded income tax expense of $0.2 million and $1.6 million against pre-tax income of $1.1 million and $5.2 million for the three and nine months ended October 1, 2005, respectively. The effective income tax rates for the three and nine months ended October 1, 2005 were 15.7 percent and 30.8 percent, respectively. The provision calculations were positively impacted by certain international tax benefits and tax credits.

For the three and nine months ended October 2, 2004, the Company recorded an income tax expense (credit) of $(0.2) million and $1.9 million against a pre-tax income (loss) of $1.4 million and $(1.0) million, respectively. The provision calculation was negatively impacted by the non-deductible aspects of the Founders’ Shares Redemption Program adjustments required under SFAS 150.

The U.S statutory rate for both tax years was 35.0 percent.

Net Income

The Company recorded net income of $0.9 million and $3.6 million for the third quarter of 2005 and year to date, respectively. For the comparable periods in 2004, the Company recorded a net income (loss) of $1.5 million and ($2.9) million, respectively. On a per share basis, the 2005 fully diluted net income per share was $0.04 and $0.17 for the third quarter and year to date, respectively. Net income (loss) per share in 2004 was $0.07 and ($0.14) for the third quarter and year to date, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	October 1, 2005	October 2, 2004	Increase (Decrease)

Net cash flow provided by (used in):
Operating activities	$5.8	$8.8	$(3.0)
Investing activities	(10.8)	(11.2)	0.4
Financing activities	—	1.2	(1.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	—	0.4

Net decrease in cash and cash equivalents	(4.6)	(1.2)	(3.4)
Cash and cash equivalents, beginning of period	9.7	10.8	(1.1)

Cash and cash equivalents, end of period	$5.1	$9.6	$(4.5)

Cash, Cash Equivalents and Short Term Investments

At October 1, 2005, the Company had cash and cash equivalents of $5.1 million and short-term investments of $16.0 million. On a combined basis the Company’s cash and short-term investment, position has increased $5.1 million since January 1, 2005. Short-term investments consist primarily of tax-free variable rate demand notes and mutual funds. Of the combined $21.1 million in cash and short-term investments at quarter end, approximately $2.4 million was held by subsidiaries outside of the United States. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise.

Foreign exchange rates increased the cash balances by approximately $0.4 million at October 1, 2005.

Operating Activities

Net cash provided by operating activities was $5.8 and $8.8 million for the first nine months of 2005 and 2004, respectively. In 2005, net cash provided by operating activities consisted of net income of $3.6 million adjusted for non-cash items of $5.9 million and net cash used for changes in operating assets and liabilities of $3.7 million. The adjustments for non-cash items included $4.7 million in depreciation and amortization charges, and $1.6 million deferred income tax provision, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Operating funds were also provided by a decrease in accounts receivable of $3.8 million, offset by an increase in inventory levels of $2.5 million, an increase in prepaid and other current assets of $1.1 million, and decreases in accounts payable, income taxes payable, and other current and non-current liabilities of $0.7, $1.4, and $1.9 million, respectively.

In 2004, cash provided by operations consisted of non-cash adjustments of $13.1 million offset by a net loss of $2.9 million, and net cash used for changes in operating assets and liabilities of $1.4 million. Included in non-cash items was an increase in the Founders’ Shares Redemption liability of $8.3 million and depreciation and amortization charges of $4.3 million. Funds provided by changes in operating assets and liabilities included $4.3 million provided by a decrease in accounts receivable, which was offset by increases in other current assets and inventory of $1.0 and $1.6 million, respectively, in addition to decreases in accounts payable and other current and non-current liabilities of $1.6 and $1.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance costs related to the founders’ shares redemption program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Net cash used for investing activities during the first nine months of 2005, was $10.8 million, as compared to $11.2 million for the comparable period in 2004, a decrease of $0.4 million, or 3.6 percent. Significant cash used for investing activities in the first nine months of 2005 included capital expenditures of $3.1 million, purchases of short term investments of $10.5 million and an increase in other assets of $3.2 million. In addition, during the second quarter of 2005, $0.8 million was paid as the last of two contingent payments for the purchase of Monaco Systems, Inc. Offsetting cash used in investing activities were proceeds of $6.5 million from the sale of three life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, discussed more fully in Note 11 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Additional funding for investing activities was generated by operating cash flows and periodic sales of short-term investments.

For the first nine months of 2004, cash outflows included $4.2 million for life insurance costs relating to the Founders’ Share Redemption Program, capital expenditures of $4.7 million, and an increase in other assets of $2.0 million. These needs were funded through operating cash flows and the sale of $2.7 million in short term investments.

Under provisions of the Company’s life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. For 2005, the Company elected to not make premium payments totaling $3.5 million for the remaining policies it owns at October 1, 2005. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regards to the future of the remaining policies.

As of October 1, 2005, the Company had short-term investments of $16.0 million, compared to $6.3 million at January 1, 2005. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of accumulated other comprehensive income. The allowance was $0.5 million at October 1 and January 1, 2005.

Capital expenditures for the nine months ended October 1, 2005 were $3.1 million. These expenditures were made primarily for machinery, equipment, computer hardware and software. Capital expenditures for the comparable period of 2004 were $4.7 million. The Company anticipates capital expenditures for the remainder of 2005 will be approximately $2.0 million. The emphasis of these expenditures will focus on global information technology upgrades to support both current operations and expanded research and development efforts. In addition, continued upgrades will be made in the Company’s manufacturing capabilities. This estimate does not include capital expenditures that will be made in connection with the Company’s relocation of its headquarters to a new facility in Kentwood, Michigan (See New Corporate Headquarters below). The Company does not expect to incur these costs until the first quarter of 2006.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan, and the payment of dividends on its common stock outstanding.

Issuance of common stock and payment of dividends each totaled $1.6 million in the first nine month of 2005, causing financing activities to have no net effect on cash for the 2005 year to date period. During the first nine months of 2004, financing activities provided $1.2 million of cash. The Company issued 257,402 shares of common stock during the first nine months of 2005, in connection with its employee stock option and purchase plans, which generated $1.6 million of cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company paid quarterly dividends at a rate of $.025 per share in both 2005 and 2004. These payments required the use of $1.6 and $1.3 million of cash in 2005 and 2004, respectively. Dividend payments related to shares in the Founders’ Share Redemption program, during 2004, were classified as interest expense and included as a component of other income and (expense) in accordance with SFAS 150. These payments totaled $0.3 million.

The Company believes its current liquidity, future cash flows, short-term investments, and bank credit lines give it the financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20.0 million and a capital expenditure line of credit of $5.0 million. At October 1, 2005, there were no balances outstanding for either line of credit. Funding requirements for the Company’s new corporate headquarters (See New Corporate Headquarters below) have not been determined at this time but will likely be funded through sale of the Company’s current corporate headquarters and external financing sources.

Founders’ Shares Redemption Program

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or his spouse. The price the Company would have paid the founders’ estates for these shares reflected a ten percent discount from the average closing price for the ninety trading days preceding the later death of the founder or his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums totaled $4.3 million each year while all the policies remained in effect.

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

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that has occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.3 million for the first three quarters of 2004 were recorded as interest expense, while the comparable dividends for the comparable period in 2005, were recorded as a reduction in shareholders’ investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company. The total face value of the policies sold is $30.0 million. The Company received proceeds of $6.5 million, net of closing costs from the sales of the policies. In connection with these transactions, a gain of $1.2 million was recorded in the second quarter of 2005. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of Operating Income. At October 1, 2005, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

New Corporate Headquarters

On April 18, 2005, the Company entered into a Purchase and Sale Agreement to purchase a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 350,000 square feet and is located ten miles from the Company’s current headquarters. The Company has also reached an agreement with state and local government authorities on an incentive package totaling approximately $21.0 million in connection with the relocation and retention of jobs. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Final closing on the transaction is subject to certain contingencies and is expected to occur in the fourth quarter of 2005. Renovations to the building will begin in the first quarter of 2006 with completion and move in expected to occur in the third quarter of 2006.

On October 10, 2005, the Company entered into a Purchase and Sale Agreement to sell its current corporate headquarters and manufacturing facility for $14.5 million. The Buyer retains the right to terminate the agreement for a sixty-day period commencing on October 10, 2005 while it performs due diligence. Final closing on the sale is expected to occur no later than April 2006. Subsequent to closing, the Company has the right to lease the property back from the buyer while it completes the renovation of its new corporate headquarters in Kentwood, Michigan. During the lease period, the Company is required to pay a base monthly rental of $100,000, and additional rent based on certain factors not to exceed $75,000 per month. In addition, the Company will pay all taxes, utilities and all other costs related to the operation and maintenance of the property during the term of the lease. The lease agreement terminates on February 28, 2007, but may be canceled by the Company prior to that date, without penalty.

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

The purchase price was allocated to net tangible assets $0.08 million, intangible assets $0.4 million, and goodwill $0.3 million. The acquired intangible assets, customer relationships, trademarks and trade names, technology and patents and covenants not to compete are being amortized over a period of three to five years with a weighted average life of 4.5 years. Recorded goodwill is being deducted for tax purposes over a fifteen-year period.

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at October 1, 2005 is approximately $0.4 million, which represents the discounted value of the remaining note payments at that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Estimates

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since January 1, 2005.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes Accounting Principles Board (“APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of fiscal year 2006 and the Company has not yet determined a transition method. The Company currently discloses the pro-forma earnings effects of its stock awards and is currently evaluating the impact if any, that SFAS 123 (R) will have on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, the Company is required to adopt FIN 47 by the end of fiscal 2006. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

During the first nine months of 2005, there were no material changes in foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no material changes in internal control over financial reporting that occurred during the quarter ended October 1, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings— None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3 Defaults upon Senior Securities— None

Item 4 Submission of Matters to a Vote of Security Holders — None

Item 5 Other Information—None

Item 6 Exhibits

(a) Exhibit Index

10.1	Purchase and Sale Agreement between X-Rite, Incorporated and American Investment Group dated October 10, 2005.

10.2	Amendment No. 1 to the Employment Agreement between X-Rite, Incorporated and Michael C. Ferrara (incorporated by reference to Exhibit 10.1 of X-Rite, Incorporated’s current report on Form 8-K filed with the commission on October 6, 2005).

10.3	Special Post Employment Health Plan for Michael C. Ferrara (incorporated by reference to Exhibit 10.2 of X-Rite, Incorporated’s current report on Form 8-K filed with the commission on October 6, 2005).

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 4, 2005	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer and
President

November 4, 2005	/s/ Mary E. Chowning
Mary E. Chowning
Vice President and
Chief Financial Officer