Form 10-K
period 2005-12-31
X RITE INC
filed 2006-03-08
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15 (d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On January 28, 2006, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 21,240,792.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $242,530,779 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 61.

FORM 10-K

X-Rite, Incorporated

For The Year-Ended December 31, 2005

X-Rite’s internet website is www.xrite.com. X-Rite’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through their website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

X-Rite, Incorporated (also referred to as “X-Rite,” “the Company,” “our,” “we,” or “us”) is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers and distributors in achieving the precise color they want throughout their global supply chain. X-Rite products also assist printing companies and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to last print. Our products also provide retailers color harmony solutions at point of purchase. The key markets served include Graphic Arts, Retail, and Industrial. A more detailed discussion of X-Rite products and markets appears below.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England, France, the Czech Republic, Italy, Spain, Hong Kong, China, Japan and Singapore. Manufacturing facilities are located in the United States and Germany.

X-Rite was organized in 1958 as a Michigan corporation and made its initial public offering of common stock in April of 1986. We have grown through internal expansion and acquisitions, investing heavily over the past three years in our core color businesses.

•	Product Innovation

In 2005, we introduced nine new products and fifteen major product upgrades. We also devoted substantial resources to research and development, streamlining the development process, and achieving functional design excellence. We currently spend over twelve percent of our revenues annually on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, and services.

•	International Operation

With offices in ten countries outside the U.S. and service centers across Europe, Asia, and the Americas, X-Rite continues to improve its ability to conduct business with customers around the world. In 2005, international sales represented 47.5 percent of total revenue. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries: X-Rite GmbH, Cologne, Germany and X-Rite Asia Pacific Limited, Hong Kong. In 1994, we established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, a French subsidiary, X-Rite Méditerranée SARL, was established by acquiring a branch of an X-Rite dealer located near Paris. In 2002, we opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The Peoples Republic of China. This subsidiary coordinates activity with previously opened representative offices in Beijing, Tianjin and Guangzhou strengthening our ability to serve China’s growing markets. In 2003, we affirmed our commitment to Japan and the many multi-national headquartered companies that reside there by expanding our sales office and creating a new company, X-Rite, K.K.

•	Recent Acquisitions

We have completed four significant acquisitions since the beginning of 2003 (see Note 9 to the Consolidated Financial Statements).

Monaco Systems, Inc. - a company that develops and distributes color management software in the graphic arts and photo markets. Monaco’s products provide the Company with color management software solutions, broadening its ability to serve new and existing customers.

ccDot meter product line of Centurfax Ltd. – expands the Company’s computer-to-plate product lines for the pre-press and printing industries to include the printing of flexible plastics and corrugated products.

ColoRx ® product line and related assets of Thermo Electron Corporation - a former supplier of color measurement equipment to a large paint manufacturer and distributor. This transaction enabled X-Rite to enter into a five-year agreement with Benjamin Moore & Co. to be the preferred provider of color management solutions to its authorized dealers.

Moniga Gremmo – an industrial and ink formulation software company, based in Milan, Italy. This product acquisition extends X-Rite’s color quality control software capabilities with specific features commonly used in industrial markets such as inks, paints, plastics, textiles, cosmetics, and foods.

MAJOR MARKETS

X-Rite operates in one segment: quality control instruments and accessories. Accordingly, no separate operating segment information is presented. Our primary market focus is in the color management and measurement area. We provide end-to-end solutions that combine hardware, software, and services to customers in three major markets.

Graphic Arts

The Graphic Arts business represented approximately 41 percent of X-Rite’s total net sales in 2005, and consists of two major markets: Digital Imaging and Printing.

X-Rite’s Digital Imaging markets consist of digital printing, photo processing, photography, graphic design, pre-press service bureaus, and a myriad of calibration tools for image setters, raster image processors, and digital printers. Our product solutions work to create value at key stages of the graphic arts workflow by reducing waste and increasing productivity.

The primary Printing markets that we serve are in commercial printing and package printing. X-Rite’s color-calibrated instruments, digital palettes, and output measurement devices support color communication for the entire printing and preprinting process eliminating costly mistakes. Our handheld products are straightforward, self-contained solutions that keep color on-target in the pre-press process, ink lab and pressroom. X-Rite’s automated scanning systems support the need for faster and more frequent color data collection.

Industrial

Our Industrial business represented approximately 25 percent of total net sales in 2005, and is concentrated in the automotive and process control markets. We design, develop, and manufacture reliable and accurate precision instrumentation for global manufacturers, fulfilling a need to measure color for formulation, quality, and process control for paint, plastics, and textiles. Accurate color reproduction offers businesses a competitive advantage, and is an important factor when products are assembled from parts made around the world. X-Rite industrial product solutions are designed to reduce waste, increase production uptime, improve process management, and enable global color communication.

Retail

X-Rite’s Retail business serves two major markets: paint matching and home décor. The paint matching business is conducted under the name of Match Rite and it represented approximately 21 percent of our total net sales in 2005. X-Rite is the leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and it has established a strong presence in Europe and other regions of the world. X-Rite’s Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment promoting sophisticated shade matching capabilities for the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base and other facets of the home décor industry.

Other

Light measurement – X-Rite is one of the most experienced suppliers of light measurement technology in the world, producing best-in-class light measurement systems and accessories, uniform light sources, diffuse reflectance materials, and reflectance standards. Our Labsphere subsidiary specializes in the design and manufacture of integrating spheres and systems, and instruments for a variety of electro-optical test and measurement applications, including: lamp flux measurement, LED measurement, reflectance and transmittance measurement, and radiance and irradiance applications. This extensive product line features more than 100 systems and accessories that serve many industries, including telecommunications, automotive, and military/aerospace.

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

Software and Databases

The Company provides software and databases that interface with its color measurement instruments and other process equipment. These software packages allow the user to collect and store color measurement data, compare that data to established standards and databases, communicate color results and formulate colors from a database.

OTHER INFORMATION

Manufacturing, Sourcing and Service

We manufacture the majority of our products at our manufacturing facility in Grandville, Michigan. We generally have multiple sources for raw materials, supplies and components, and are generally able to acquire materials on a volume discount basis. Product repair and service is provided at nine locations throughout the world.

Competition

The color management and measurement business is intensely competitive and subject to technological change, evolving customer requirements, and changing business models. We face significant competition in all areas of our current business activities. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other technologies emerge or become less expensive. We face direct competition with approximately twelve firms producing competing products in the graphic arts category, and approximately six manufacturers of competing products in the retail and industrial markets, some of whom have significant resources and sales. The primary basis of competition for all the Company’s products is technology, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Employees

As of December 31, 2005, the Company employed 659 people on a full time basis, of which 520 are in the United States. We believe we have been successful in attracting and retaining highly qualified employees, but we cannot guarantee that we will continue to be successful in the future. We believe we have good relationships with our employees.

Patents

As of December 31, 2005, X-Rite owned 67 patents and currently has 55 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

Distribution Networks

X-Rite’s products are sold by its own sales personnel and through independent manufacturer’s representatives. Certain products not sold directly to end-users are distributed through a network of independent dealers throughout Europe, Asia Pacific and the Americas. Independent dealers are managed and serviced by the Company’s sales staff and by independent sales representatives.

Seasonality

The Company’s business is generally not subject to seasonal variations that significantly impact sales, production, or net income.

Working Capital Practices

The Company does not believe that it, or the industry in general, have any special practices or special conditions affecting working capital items that are significant for an understanding of the Company’s business.

Significant Customers

No single customer accounted for more than 10 percent of total net sales in 2005, 2004, or 2003. We do not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog

The Company’s backlog of scheduled but unshipped orders was $5.0 million as of January 28, 2006, and $3.4 million as of January 29, 2005. This backlog is expected to be filled during the current fiscal year.

Research, Development and Engineering

During 2005, 2004, and 2003, respectively, the Company expensed $16.3, $15.2, and $14.6 million on research, development, and engineering. X-Rite has no customer sponsored research and development activities.

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $3.8, $3.3, and $2.9 million in 2005, 2004, and 2003, respectively. The related amortization expense was included in cost of sales (see Note 2 to the Consolidated Financial Statements).

See Note 1 to the consolidated financial statements contained in Part II, Item 8 of this Annual report on Form 10-K for a discussion of our domestic and international sales.

ITEM 1A	RISK FACTORS

There are many risk factors that may adversely affect the Company’s operating results; risk factors that X-Rite deems critical include the following:

•	Vertical Integration - The Company’s manufacturing processes are vertically integrated. Therefore, it is critical to efficiently manage the cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits.

•	Intellectual Property Rights – The Company has made significant expenditures to develop and acquire technology and intellectual property rights. X-Rite actively patents and trademarks these properties whenever possible and will vigorously defend them against infringement. The Company’s failure to protect its intellectual property could seriously harm its business and prospects, as the Company believes that developing new products and technologies that are unique is critical to its success. X-Rite will incur substantial costs in obtaining patents and, if necessary, defending it’s intellectual propriety rights. The Company does not know whether it will obtain the patent protection it seeks, or that the protection it does obtain will be found valid and enforceable if challenged. The Company’s efforts to protect its intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures may not be adequate to protect its proprietary rights. Patent filings by third parties, whether made before or after the date of X-Rite’s filings, could render X-Rite’s intellectual property less valuable. Disputes may arise as to ownership of X-Rite’s intellectual property or as to whether products designed by its competitors infringe upon its intellectual property rights. Employees, consultants and others who participate in developing X-Rite products may breach their agreements with the Company regarding intellectual property, and X-Rite may not have adequate remedies for the breach. In addition, intellectual property rights may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market position. Competitors may also capture market share from X-Rite by designing products that mirror the capabilities of X-Rite products or technology without infringing on X-Rite’s intellectual property rights. In addition, as sales of X-Rite products continue to grow internationally, the Company’s exposure to intellectual property infringements in countries where intellectual property rights protections are less stringent will increase. If the Company does not obtain sufficient international protection for its intellectual property, its competitiveness in international markets could be impaired, which would limit its growth and future revenue.

•	Intellectual Property Litigation and Infringement Claims - A successful claim of patent or other intellectual property infringement against X-Rite could adversely affect the Company’s growth and profitability, in some cases materially. There can be no assurance that others will not claim that X-Rite’s proprietary or licensed products are infringing their intellectual property rights or that X-Rite does not in fact infringe those intellectual property rights. From time to time, the Company receives notices from third parties of potential infringement and receives claims of potential infringement. The Company may be unaware of intellectual property rights of others that may cover some of its technology. If someone claims that X-Rite products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require the Company to enter into costly royalty or license agreements. However, X-Rite may be unable to obtain royalty or license agreements on terms acceptable to the Company or at all. X-Rite also may be subject to significant damages or an injunction preventing the Company from manufacturing, selling or using some products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on X-Rite’s business, financial condition and results of operations.

•

New Products and Services – The Company has made large investments in new products and services. There are no assurances as to when future revenues from these products will be received, or that the ultimate profit margins received will be adequate to justify the investment. Continual development of new products and technologies as well as enhancements to existing products is a core component of the Company’s long-term growth plans. X-Rite’s future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Product development requires a time-consuming and costly research and development process. Unexpected delays in this process may significantly affect the timing of future revenues and increase costs. The Company must anticipate the features and functionality that customers will demand, incorporate those features and functionality into products, price products competitively, and introduce new products to the market on a timely basis. The Company cannot assure that the products it expects to introduce will incorporate the features and functionality demanded by customers, will be successfully developed, or will be introduced within the appropriate window of market demand. If there are delays in production of current or new products, the Company’s potential future business, financial condition, and results of operations could be adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by X-Rite.

•	Timely Product Delivery – Continual development of new products and technologies as well as enhancements to existing products is a core component of the Company’s long-term growth plans. Product development requires a time-consuming and costly research and development process. Unexpected delays in this process may significantly affect the timing of future revenues and increase costs.

•	General Economic Conditions – Many of X-Rite’s products are used for quality control purposes within a larger manufacturing or production process. As such, the Company’s sales, in some instances, are linked to capital goods spending. Should there be a prolonged slowdown in capital goods spending or changes in global economic conditions, revenues and profitability could be noticeably impacted.

•	Competition – The businesses in which X-Rite competes are very competitive and subject to technological change, evolving standards, frequent product enhancements and introductions, and changing customer requirements. Many of the Company’s current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, and (4) a larger installed customer base than X-Rite. A number of companies offer products and services that are similar to those offered by X-Rite and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. The Company’s competitors may develop products and services that compete with those offered by X-Rite, or may acquire companies, businesses and product lines that compete with X-Rite. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. If the Company is not able to differentiate its products and services in the market then competitive pressures may potentially impact its sales volumes, pricing structure, gross margin, operating expenses and operating income.

Accordingly, there can be no assurance that current or potential competitors of X-Rite will not develop or acquire products or services comparable or superior to those that the company develops, combine or merge to form significant competitors, or adapt more quickly than will the company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for X-Rite products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

•	Potential Tax Liabilities – The Company is subject to taxation in many jurisdictions in the United States, Europe, and Asia. In the ordinary course of business, there are transactions and calculations where the ultimate tax liability cannot be determined with certainty. Preparation of the Company’s income tax provision requires the use of judgments as to how these transactions will be ultimately taxed. The Company believes its tax accruals are accurate, though the ultimate determination of these issues may be different from that which is reflected in X-Rite’s historical provision and accruals. Should these determinations be different from what is previously recorded and additional tax is assessed, those assessments would be recorded in the period in which they occur.

•	Business Disruptions – Manufacturing and service of much of X-Rite’s core color products are performed at the Company’s headquarters facility in the United States. Should a catastrophic event occur at that facility, the Company’s ability to manufacture product, complete exist orders, and provide other services would be severely impacted for an undetermined period of time. The Company has purchased business interruption insurance to cover the costs of an event of this magnitude. The Company’s inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

•

Attraction and Retention of Qualified Personnel - X-Rite’s ability to attract new customers, retain existing customers and pursue its strategic objectives depends on the continued services of current management, sales, product development and technical personnel and the Company’s ability to identify, attract, train and retain similar personnel. Competition for top management personnel is intense and the Company may not be able to recruit and retain the personnel needed if it is unable to offer competitive salaries and benefits, or if its stock does not perform well. The loss of any one of its management personnel, or its inability to identify, attract, train, retain and integrate additional qualified management personnel, could make it difficult for the Company to manage its business successfully and pursue its strategic objectives. The Company does not carry key person life insurance on any of its employees. Similarly, competition for skilled sales, product development and technical personnel is intense and the Company may not be able to recruit and retain the personnel needed. The loss of the services of key sales, product development and technical personnel, or the Company’s inability to hire new personnel with the requisite skills, could restrict its ability to develop new products or enhance existing products in a timely manner, sell products to its customers or manage its business effectively.

•	Environmental Laws and Regulations - X-Rite is subject to a variety of laws, rules and regulations relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties necessitated by pollutants. Any of those regulations could require the Company to acquire expensive equipment or to incur substantial other expenses to comply with them. If the Company incurs substantial additional expenses, product costs could significantly increase. Also, it fails to comply with present or future environmental laws, rules and regulations, such failure could result in fines, suspension of production or cessation of operations.

•	Currency Fluctuations – The Company’s international presence continues to grow. With this growth is the requirement to conduct business in currencies other than the U.S. dollar. As these currencies fluctuate against the dollar they may reduce the profitability of X-Rite’s products sold in those currencies or causes them to be non-competitive in the market. Additionally, currency fluctuations may negatively impact the costs of conducting business in certain locations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS - None

ITEM 2.	PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of January 28, 2006:

Location	Principal Uses	Owned/Leased
Grandville, MI	Manufacturing, R, D&E, sales, customer service, warehouse, and administration.	Owned
North Sutton, NH	Manufacturing, R, D&E, sales, customer service, warehouse, and administration.	Owned
Tewksbury, MA	R, D&E, sales, customer service, and administration.	Leased
Poynton, England	Sales, customer service, and administration.	Leased
Cologne, Germany	Sales, customer service and administration	Leased
Berlin, Germany	Manufacturing, R,D&E, sales, customer service, warehouse, and administration.	Leased
Brno, Czech Republic	Sales and customer service.	Leased
Massy, France	Sales, customer service, and administration.	Leased
Origio, Italy	Sales and customer service.	Leased
Barcelona, Spain	Sales and customer service.	Leased
Quarry Bay, Hong Kong	Sales, customer service, and administration.	Leased
Tokyo, Japan	Sales, customer service, and administration.	Leased
Shanghai, China	Sales, customer service, and administration.	Leased
Beijing , China	Sales and customer service.	Leased
Tianjin, China	Sales and customer service.	Leased
Guangzhou, China	Sales and customer service.	Leased
Singapore	Sales and administration.	Leased

Collectively, X-Rite and its subsidiaries own approximately 288,000 square feet of space and lease approximately 65,000 square feet. On February 14, 2006, the Company purchased a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. The new facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. The Company is currently in the process of marketing the current headquarter building located in Grandville, Michigan. See New Corporate Headquarters below for further discussion of the purchase.

Management considers all the Company’s properties and equipment to be suitable and adequate for its current and reasonably anticipated development, production, distribution, and selling requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions of all of the Company’s executive officers. Except as discussed, each of the named officers has served the Company in an executive capacity for more than five years.

Name	Age	Position	Position Held Since
Michael C. Ferrara	63	President, Chief Executive Officer	2001	(1)
Bernard J. Berg	62	Senior Vice President, Engineering	1983
Mary E. Chowning	44	Vice President, Chief Financial Officer	2003	(2)
Jeffrey L. Smolinski	44	Vice President, Operations	1994
Joan Mariani Andrew	47	Vice President, Human Resources	1995
James M. Weaver	41	Vice President, Marketing & Product Development	2001	(3)

(1)	Prior to joining X-Rite, Mr. Ferrara served as the Chief Executive Officer of Marine Optical Group, a worldwide design and marketing company in the eyewear business, and he held that position for more than five years.

Mr. Ferrara was appointed President of X-Rite, Incorporated in 2001, and Chief Executive Officer in 2003.

(2)	Prior to joining X-Rite, Ms. Chowning was a Managing Member and Chief Financial Officer for Wind River Management LLC, and served in that position for four years.

(3)	Prior to joining X-Rite, Mr. Weaver served as the Director of Marketing for Details, a division of Steelcase, a manufacturer of office furniture located in Grand Rapids, Michigan, and he served in that position for four years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted in the NASDAQ – National Market System under the symbol “XRIT”. As of January 28, 2006, there were approximately 1,165 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

	High	Low	Dividends Per Share
Year Ended December 31, 2005:
Fourth Quarter	$13.20	$9.71	$.025
Third Quarter	12.85	11.36	.025
Second Quarter	16.24	10.00	.025
First Quarter	17.23	13.89	.025

Year Ended January 1, 2005:
Fourth Quarter	$16.73	$13.07	$.025
Third Quarter	15.35	12.40	.025
Second Quarter	16.98	11.70	.025
First Quarter	15.35	11.18	.025

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

Selected financial data for the five most recently completed fiscal years is summarized below. Such data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements notes thereto and information included elsewhere in this Annual report on Form 10K.

	(000’s except per share data)
	2005	2004	2003	2002	2001
Net sales
Operating income	$130,939	$126,241	$117,144	$98,468	$91,658
Net income (loss)	15,703	15,818	8,729	6,431	2,099
Earnings (loss) per share:	11,052	12,424	5,481	(9,409)	1,933
Basic	.52	.60	.27	(.47)	.09
Diluted	.52	.59	.27	(.47)	.09
Dividends per share	.10	.10	.10	.10	.10
Total assets	$147,635	$134,293	$119,683	$102,884	$118,952
Long-term debt	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence including those listed in Item 1A – Risk Factors. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements include, but are not limited to statements concerning liquidity, capital resources needs, tax rates, dividends, and potential new markets.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies of X-Rite, Incorporated (also referred to as “X-Rite,” or “the Company”). For purposes of this discussion, amounts from the accompanying consolidated financial statements and related notes have been rounded to millions of dollars for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers and distributors in achieving the precise color they want throughout their global supply chain. X-Rite products also assist printing companies and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Graphic Arts, Retail, and Industrial.

X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

Overview of 2005 Results

The Company’s results in 2005 were mixed as it recorded record levels of net sales yet sales growth slowed compared to 2004 levels. Further, operating income remained essentially flat and net income was below the 2004 level. Significant events in 2005 included:

•	Record annual net sales of $130.9 million, a 3.7 percent increase over 2004 levels.

•	The Retail business drove growth posting a 29 percent increase compared to the prior year.

•	Completion of the turnaround of the Labsphere business.

•	Net sales in the Asia Pacific region were lower in 2005 by $0.5 million versus 2004 after a particularly slow start in the first half of 2005. Sales momentum improved in the second half of 2005 but was not sufficient to overcome the shortfall in the first half.

•	Gross margins improved from 64.4 percent in 2004 to 65.7 percent in 2005.

•	Operating income was essentially flat in 2005 at $15.7 million. The 2005 results included a gain on the sale of several insurance policies totaling $1.2 million. Excluding this gain, the 2005 operating income declined by approximately 8 percent from 2004 levels.

•	Net income for 2005 declined by approximately 10 percent from 2004 levels to $11.1 million due to slightly lower operating income, a loss on the sale of an investment of $0.5 million, an investment impairment of $0.3 million and an increase in the Company’s tax rate from 22.2 percent in 2004 to 26.5 percent in 2005.

•	The sale of three life insurance policies from the Company’s portfolio into the secondary market generated a gain of $1.2 million, representing a 22 percent premium over the cash surrender values.

•	The Company launched 24 new products or significant upgrades during 2005 and increased its percentage of net sales from products five years old or less to 42.6 percent of total net sales.

During the year the Company took a number of steps to build its color business and strengthen its position in the marketplace. Specific actions included:

•	In January 2006, X-Rite announced its planned acquisition of Amazys Holding A.G., parent company to GretagMacBeth, for approximately $280 million in cash and Company stock. The strategic rationale for the acquisition is compelling and includes the following:

•	Creates a market leader in the color management industry

•	Economies of scale are expected to result in high synergy potential. Annual operational cost savings is estimated at $25 million by the end of year three.

•	Accelerated technology innovation is expected as research and development resources are pooled.

•	Extended market opportunities are expected both geographically and with new addressable markets.

•	Creates one of the strongest talent pools in the industry.

•	Investments in engineering, research and development continue to be robust at 12.5 percent of net sales. The Company believes that its focused investment in this area over the past three years has led to the increase in its percentage of sales from new products and improvement in its gross margin.

•	The Company has continued its partnering model with several of its large customers in 2005. X-Rite’s new home décor product that was developed with La-Z-Boy has been well received and will begin shipping in the spring of 2006. This product will be sold under a subscription model. Additionally, X-Rite is developing a new dental product due to launch in late 2006 under agreements with two customers. These agreements are expected to generate over $10 million in revenue beginning in 2007 through 2009.

•	The Company completed the consolidation of its back office operations in Europe during the third quarter of 2005.

•	X-Rite entered into an agreement for a new headquarters location approximately 10 miles from its existing site that will allow for expansion in the years to come. As part of this agreement, the Company negotiated a package of incentives worth approximately $21 million over the next 12 years with the State of Michigan.

As X-Rite looks forward, the Company believes demand for color technology and solutions will continue to grow as customers view color as a differentiator in their products and services. The Company’s proposed acquisition of Amazys furthers its ability to be a market leader for color solutions in a variety of markets. X-Rite is focused on developing the innovative products and solutions that its customers demand and executing its business strategies.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the 2005, 2004 and 2003 fiscal years and includes amounts expressed as a percentage of net sales (in millions):

	2005		2004		2003
Net Sales	$130.9	100.0%	$126.2	100.0%	$117.1	100.0%
Cost of sales	44.9	34.3	44.9	35.6	42.4	36.2

Gross profit	86.0	65.7	81.3	64.4	74.7	63.8
Operating expenses	70.3	53.7	65.5	51.9	66.0	56.4

Operating income	15.7	12.0	15.8	12.5	8.7	7.4
Other income (expense)	(0.4)	(0.3)	0.2	0.2	(0.7)	(0.6)
Write down of other investments	(0.3)	(0.2)	—	—	(3.7)	(3.1)

Income before income taxes	15.0	11.5	16.0	12.7	4.3	3.7
Income taxes (benefit)	3.9	3.0	3.6	2.9	(1.2)	(1.0)

Net income	$11.1	8.5%	$12.4	9.8%	$5.5	4.7%

Net Sales

Consolidated

Net sales in 2005 were $130.9 million, compared to $126.2 million in 2004, an increase of $4.7 million, or 3.7 percent. Net sales in 2003 were $117.1 million. The increase in net sales in 2005 was driven primarily by growth in the Retail business unit, sales for which increased $6.0 million, or 28.7 percent, compared to 2004. X-Rite’s Light business also contributed to the growth, increasing $0.7 million, or 5.9 percent, over the prior year. This growth was partially offset by declines in the Company’s Graphic Arts and Other business units, which declined $1.2 million and $1.0 million, respectively, compared to 2004. Foreign exchange rates, primarily the Euro and Pound Sterling, further offset net sales growth by approximately $0.3 million in 2005.

Net sales in 2004 grew $9.1 million, or 7.8 percent, over 2003. The net sales growth in 2004 was primarily attributable to internal growth and the positive effect of foreign exchange rates. Internal growth in 2004 was $6.2 million, which was driven in part by the successful integration of the 2003 acquisitions in the Graphics Arts (cc Dot, now known as X-Rite Dot and Monaco Systems) and Retail product lines (Benjamin Moore), as well new product introductions. Favorable foreign exchange rates, primarily the Euro and Pound Sterling also contributed $2.8 million of the year over year gain in 2004.

The Company achieved net sales of $117.1 million for 2003, an increase of $18.6 million, or 18.9 percent over 2002.

Elements of Net Sales Growth (in millions)

The following table highlights the major factors contributing to net sales growth each year:

	2005	2004	2003
Prior Year Net Sales	$126.2	$117.1	$98.5
Increase Due to:
Current Year Acquisitions	—	0.1	7.6
Foreign Exchange	(0.3)	2.8	3.8
Internal Growth	5.0	6.2	7.2

Current Year Net Sales	$130.9	$126.2	$117.1

Net Sales by Product Line

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Graphic Arts, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the past three years (in millions):

	2005		2004		2003
Graphic Arts	$53.6	40.9%	$54.8	43.4%	$52.4	44.8%
Industrial	32.4	24.8	32.2	25.5	27.2	23.2
Retail	26.9	20.6	20.9	16.6	17.9	15.3
Light	12.6	9.6	11.9	9.4	12.4	10.6
Other	5.4	4.1	6.4	5.1	7.2	6.1

Total Net Sales	$130.9	100.0%	$126.2	100.0%	$117.1	100.0%

Graphic Arts

The Graphics Arts product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Combined Graphic Arts net sales in 2005 were $53.6 million, compared to $54.8 million in 2004, a decrease of $1.2 million or 2.2 percent. The two categories of Graphic Arts, Printing and Digital Imaging, contributed $28.7 and $24.9 million, respectively, in net sales for the 2005 year, compared to $28.1 and $26.7 million in 2004

In the Printing category, 2005 net sales increased $0.6 million, or 2.1 percent, compared to 2004. This growth was driven by increased net sales in scanning systems lines, particularly the Company’s new Intellitrax line which was released in the fourth quarter of 2005. This growth was partially offset by lower demand for the Company’s portable instrument lines.

Digital Imaging net sales in 2005 declined $1.8 million, or 6.7 percent, compared to 2004. Net sales for 2005 were slower than anticipated due to delayed product rollouts in late 2004. These delays have slowed the product adoption cycle which in the imaging industry may take up to twenty-four months, depending on the product. During this period the OEM’s, dealers and other industry leaders perform testing, certification and integration planning for new products. Adoption and endorsement of these products began to occur late in the second quarter of 2005, and continued throughout the third and fourth quarters. Digital Imaging net sales in the fourth quarter, increased $1.3 million over net sales recorded in the first quarter, indicating acceptance of these products late in the year.

Geographically, Graphic Arts net sales in Europe remained strong in 2005, increasing 10.4 percent compared to 2004. Net sales in North America and Asia Pacific improved in the second half of 2005, but could not offset the gap created by a slow first half of the year, finishing with year to date declines of 8.1 percent and 3.3 percent, respectively, compared to 2004.

In 2004, Graphic Arts net sales grew $2.4 million, or 4.6 percent, over 2003 net sales of $52.4 million. Approximately $1.2 million of the 2004 increase was attributable to foreign exchange rates. The two categories of Graphic Arts, Printing and Digital Imaging, contributed $28.1 and $26.7 million in 2004, compared to $25.7 and $26.7 million in 2003.

Printing net sales contributed almost all of the gains in Graphic Arts in 2004, increasing $2.4 million, or 9.3 percent, over 2003. This growth was driven by strong scanning systems sales, general improvement in the printing market, and a full year of sales of the X-Rite Dot product. Growth in excess of 20 percent was noted in all of the Company’s key geographic markets except North America, which remained flat.

Digital Imaging net sales in 2004 and 2003 were $26.7 million. Net sales were negatively impacted by sluggishness in the photo mini lab business and delays in shipping two new products. Imaging net sales in Asia Pacific grew by 55 percent in 2004, while Europe and North American net sales declined 2.6 and 6.9 percent, respectively.

Industrial

The Industrial products group provides color measurement solutions for the automotive and process control markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as the refinishing and non-automotive process control markets. In 2005, the Industrial product lines recorded net sales of $32.4 million, compared to $32.2 million in 2004, an increase of $0.2 million, or 0.6 percent. The Company noted increased demand for its quality control products in both the North American and European automotive markets. This demand was offset by weakness in the North American auto refinishing market as well as the Asia Pacific market in general. Net sales in Europe and North America grew 4.4 and 0.4 percent, respectively, in 2005 as compared to 2004. Net sales in Asia Pacific were down 7.6 percent for 2005 as compared to 2004. The decline in Asia Pacific net sales occurred in the first two quarters of 2005, which were down 28.9 percent compared to the same period in 2004. This decline was partially offset by improvements in the second half of 2005, as sales increased 14.3 percent compared to the second half of 2004.

In 2004, the Industrial product lines recorded net sales of $32.2 million, compared to $27.2 million in 2003, an increase of $5.0 million, or 18.4 percent. Foreign exchange gains, primarily in Europe, provided $1.1 million of the Industrial sales gain in 2004. Much of the 2004 growth occurred outside the Company’s core North American market. The expanding manufacturing economy in China, as well as the growth in consumer spending there, led to a 54.6 percent growth in the Asia Pacific region as compared to 2003. Foreign exchange rates have a nominal effect on the Company’s net sales in the Asia Pacific region. Favorable foreign exchange rates and growth in our core markets caused net sales in Europe to grow 25.4 percent in 2004 as compared to 2003. Foreign exchange rate changes provided approximately fifty percent of the European gains in 2004. Net sales in North America grew at only a 1.0 percent pace in 2004, due to primarily to reduced capital spending in the auto markets.

Retail

The Retail products group markets its paint matching product line under the Match-Rite label to home improvement centers, mass merchants and paint retailers. The Retail business unit saw significant growth during 2005, with net sales increasing to $26.9 million in 2005 from $20.9 million in 2004. This represents an increase of $6.0 million, or 28.7 percent. The growth in the Retail products group was primarily driven by strong sales in the North American paint matching market, the Company’s largest retail market. Net sales in North America increased $5.3 million, or 31.2 percent over 2004. This growth is primarily attributable to continued penetration of the large home improvement center, co-operative hardware chain, and second tier paint markets. Net sales in Europe also helped contribute to the year over year growth, increasing $0.7 million, or 64.8 percent, over 2004.

In 2004, Retail net sales were $20.9 million compared to $17.9 million in 2003, an increase of $3.0 million or 16.8 percent. Sales growth in 2004 was attributable to new products and upgrades as well as continued strength and demand with the Company’s large retail customers.

Foreign exchange rates had a nominal effect on Retail net sales in 2005 and 2004, as over 90 percent of sales are in North America.

Light

X-Rite serves the light measurement market through its Labsphere and Optronik subsidiaries. These companies provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Light net sales in 2005 were $12.6 million, compared to $11.9 in 2004, an increase of $0.7 million, or 5.9 percent. The increase in 2005 Light net sales was due to Labsphere, which recorded an increase in net sales of $1.2 million, or 12.3 percent, over 2004. This increase was offset by declining sales at Optronik, caused in part by a delayed released of the Company’s new product operating software. This update was released in the fourth quarter. Sales are anticipated to improve as a result of this release.

Light net sales in 2004 were $11.9 million compared to $12.4 million in 2003, a decrease of $0.5 million, or 4.0 percent. Foreign exchange rates provided a benefit of $0.3 million in 2004. Demand for light products was sluggish during 2004 due to continued softness in the LED and telecommunications industries.

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. The dental product line includes color-matching technology to the cosmetic dental industry through ShadeVision systems. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Total net sales of these products in 2005 were $5.4 million compared to $6.4 million in 2004, a decrease of $1.0 million, or 15.6 percent. Net sales in 2004 declined $0.8 million, or 11.1 percent, from 2003 sales of $7.2 million.

Sales by Geographic Region

Sales growth in 2005 was accomplished primarily in the North American and European markets. North American net sales grew $2.9 million, or 4.0 percent over 2004, while net sales in Europe grew $2.0 million or 6.6 percent over 2004. Exchange rates had a minor effect on net sales, decreasing consolidated sales by $0.3 million. Foreign exchange effects are primarily due to the Euro and the Pound Sterling, as most sales in Asia Pacific are denominated in U.S. dollars or currencies pegged to the dollar.

Net sales growth in 2004 was accomplished primarily in the Company’s international markets. Net sales to Asia Pacific and European markets grew 31.6 and 9.7 percent, respectively. Net sales in Europe, denominated primarily in the Euro and Pound Sterling, benefited in 2004 from the weak U.S. dollar. Growth in the Asia Pacific region was driven mainly by organic growth and the increasing manufacturing base in China. Latin America, which is the Company’s smallest market, grew by 17.9 percent.

The following table summarizes the Company’s net sales growth by region over the past three years (in millions):

	2005	2004	2003
North America	$75.3	$72.4	$71.3
Europe	32.5	30.5	27.8
Asia Pacific	19.6	20.0	15.2
Latin America	3.5	3.3	2.8

Total	$130.9	$126.2	$117.1

Price changes had a marginal impact on net sales levels over the past three years.

Cost of Sales and Gross Profit

X-Rite’s cost of sales consists primarily of the costs associated with manufacturing its products. Those costs consist of materials, labor and manufacturing overhead. Primary manufacturing activities are conducted at facilities in Michigan and New Hampshire. Software development is also conducted at these facilities, as well as an additional facility in Massachusetts. The Company’s gross profit historically has fluctuated within a narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs. Gross profit as a percentage of sales for 2005 was 65.7 percent, compared to 64.4 percent in 2004 and 63.8 percent in 2003. The increase in the current year is primarily attributable to variations in product mix, better overhead absorption, and pricing discipline.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	2005		2004		2003
Selling and marketing	$36.7	28.0%	$33.5	26.6%	$31.5	26.9%
Research, development and engineering	16.3	12.5	15.2	12.0	14.6	12.5
General and administrative	18.5	14.1	16.8	13.3	17.3	14.8
Gain on sale of Founders’ life insurance policies	(1.2)	(0.9)	—	—	—	—
Goodwill and other long lived asset impairments	—	—	—	—	2.6	2.2

Total	$70.3	53.7%	$65.5	51.9%	$66.0	56.4%

Total operating expenses were $70.3, $65.5, and $66.0 million for 2005, 2004, and 2003, respectively. The year over year increase in 2005 was $4.8 million or 7.3 percent. The year over year decrease in 2004 was $0.5 million or 0.8 percent. In 2003, the Company recorded Goodwill and other long-lived impairment charges of $2.6 million and received a one-time payment of $1.0 million for the reimbursement of expenses in connection with renegotiation of a customer supply agreement, which was classified as a reduction of general and administrative expenses. After adjusting for these transactions, 2003 operating expenses would have been $64.4 million and 2004 operating expenses were $1.1 million or 1.7 percent higher than the 2003 adjusted amount.

The effect of foreign exchange rates on operating expenses was nominal in 2005 and accounted for $1.2 and $1.7 million of additional operating expenses for 2004 and 2003, respectively.

Selling and Marketing Expenses

Selling and marketing expenses consist of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. Selling and marketing expenses were $36.7 million for 2005, compared to $33.5 million in 2004, an increase of $3.2 million or 9.6 percent. The increase is attributable to additional headcount in Europe and Asia Pacific, increases in compensation and benefits costs, trade shows and marketing for new product introductions.

In 2004, selling and marketing expenses increased $2.0 million, or 6.3 percent, over 2003 expenses of $31.5 million. This increase reflected higher commissions and incentive costs, unfavorable foreign exchange fluctuations in Europe and the reclassification in 2004 of certain costs from general and administrative. In addition, 2004 expenses included $0.7 million of costs related to the DRUPA Graphic Arts trade show that is held every four years in Germany.

Selling and marketing expenses as a percentage of sales were 28.0, 26.6 and 26.9 percent for 2005, 2004 and 2003, respectively.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States for both new product development and the support and refinement of existing product lines. RD&E expenditures were $16.3, $15.2 and $14.6 million in 2005, 2004 and 2003, respectively. The $1.1 million, or 7.2 percent, year over year increase for 2005 is primarily attributable to additional headcount and increased compensation and benefits costs in the Company’s RD&E staff. The $0.6 million, or 4.1 percent, year over year increase for 2004 was primarily related to the incremental engineering expenditures associated with the Monaco Systems acquisition, which occurred in July of 2003.

RD&E as a percentage of sales was 12.5, 12.0 and 12.5 percent for 2005, 2004 and 2003, respectively. The Company intends to maintain investments in RD&E in the range of 12 to 14 percent of net sales for the foreseeable future.

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $3.8, $3.3, and $2.9 million in 2005, 2004, and 2003, respectively. The related amortization expense was included in cost of sales (see Note 2 to the Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. General and administrative expenses in 2005 were $18.5 million, a $1.7 million, or 10.1 percent, increase over 2004 expenses of $16.8 million. The increase in 2005 was primarily due to planned investments in color business development, costs related to consolidation of European office administration, increased depreciation expense related to system upgrades, and increased professional fees. Cost containment measures implemented during the second half of the year helped to lower the third and fourth quarter expenses below prior year spending for the same period.

General and administrative expenses in 2004 were $16.8 million compared to $17.3 million in 2003, a decrease of $0.5 million, or 2.9 percent. The 2003 general and administrative expenses were offset by a $1.0 million, one-time payment received for the reimbursement of expenses in connection with renegotiation of a customer supply agreement. After adjusting for this payment, the 2003 expenses would have been $18.3 million and the 2004 decrease would have been $1.5 million, or 8.2 percent. This decrease was primarily attributable to severance costs incurred in 2003 of $1.4 million for the Company’s former Chief Executive and Chief Financial Officers. This decrease was offset slightly by the incremental operating costs for the Monaco Systems operations, which were acquired in July of 2003, increased professional fees and unfavorable foreign exchange fluctuations.

General and administrative expenses as a percentage of net sales were 14.1, 13.3 and 14.8 percent for 2005, 2004 and 2003, respectively.

Gain on Sale of Founders’ Life Insurance Policies

Included in 2005 operating expenses is a $1.2 million gain related to the sale of three life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 8 to the Consolidated Financial Statements and Founders’ Shares Redemption Program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Goodwill and Other Long Lived Asset Impairments

In December of 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results and explore alternatives for its Coherix subsidiary, including a possible sale. In connection with this decision, an impairment charge of $2.6 million was recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of other assets. On June 30, 2004, the Company sold the primary assets of Coherix for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company records gains on the sale as payments are received on the note.

Other Income (Expense)

Other income (expense) consists of investment income and expense, gains and losses on sales of assets, and gains and losses from foreign exchange. The Company’s investment portfolio consists of tax-free variable rate demand notes, mutual funds, and corporate securities. In 2004, other income included an interest credit of $0.7 million in connection with the reversal of SFAS No. 150 relating to the Founders’ Shares Redemption Agreements. As discussed more fully in Note 8 to the Consolidated Financial Statements and below in Founders’ Shares Redemption Program, these costs represented the potential increase in the ultimate payout under the Founders’ Shares Redemption Program, as well as dividend payments made on program shares. On November 12, 2004, the remaining Founders and the Company mutually agreed to terminate the Founders’ Shares Redemption Agreements in their entirety.

Loss on Sale of Investments

In December 2005, the Company recorded a loss of $0.5 million in connection with the sale of its holdings in a mutual fund. In periods prior to the sale, this investment was valued at market with changes in this value recorded as a component of Accumulated Other Comprehensive Income.

Write-Down of Other Investments

Other investments include investments made by the Company’s strategic venture capital group, XR Ventures, LLC (XRV). Each investment represents less than twenty percent of the ownership of the respective portfolio companies. Since the Company does not exercise significant influence over the operating and financial policies of each portfolio company, the investments have been recorded at cost.

The Company periodically evaluated the carrying value of each investment to determine whether a decline in fair value below the respective cost had occurred. Based on the continued erosion of the venture capital markets, the technology sectors of the economy, and specific reviews of its portfolio, the Company concluded that the value of its investments had been permanently impaired and recorded charges of $3.7 and $7.2 million in 2003 and 2002, respectively. As of the beginning of 2004, all venture capital investments had been fully impaired.

No future investments in the remaining portfolio companies will be made, except where necessary to protect any existing investments. During 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the existing portfolio company’s other third-party investors and was made to protect the Company’s ownership positions. Due to uncertainty over the timing and proceeds from the expected sale of the portfolio companies, these investments were deemed impaired, and the appropriate charge was taken.

Income Taxes

In 2005, the Company recorded income tax expense of $4.0 million against pre-tax income of $15.0 million, which equated to an effective tax rate of 26.5 percent. The U.S. statutory rate was 35 percent for 2005, 2004 and 2003. The 2005 provision calculation was impacted favorably by certain international tax benefits, research and development credits and tax benefits associated with the sale of the Founders’ life insurance policies.

In 2004, the Company recorded income tax expense of $3.6 million against pre-tax income of $16.0 million, for an effective tax rate of 22.2 percent. The effective tax rate in 2004 benefited from the execution of certain international tax strategies and research and development tax credits. In addition, a tax benefit of $0.6 million was recorded in the third quarter of 2004 as a result of amended filings of the Company’s 2000 through 2002 tax positions related to research and development credits.

In 2003, the Company recorded a tax benefit of $1.2 million against pre-tax income of $4.3 million. This benefit reflects the reversal of $2.8 million in deferred tax valuation reserves established in 2002 and the first three quarters of 2003. These valuation reserves were originally recorded in connection with the write-downs of the XRV investment portfolio in 2001 and 2002. At that time, the Company was not assured that these write downs would be fully deductible capital losses and a valuation allowance was established. In December 2003, a qualified tax strategy was put in place that would allow for the ultimate realization of capital gains within the expiration period and the valuation allowance was reversed accordingly. Exclusive of the valuation allowance reversal, the Company’s effective tax rate would have been 37 percent. The increase over the statutory rate is primarily attributable to the effect of certain non-deductible foreign losses, expenses related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 150 for the founders’ program and state income taxes.

Net Income

The Company recorded net income of $11.1, $12.4 and $5.5 million for 2005, 2004 and 2003, respectively. On a per share basis, fully diluted earnings per share were $0.52, $0.59 and $0.27 for 2005, 2004 and 2003, respectively.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was slightly higher each year in 2005, 2004 and 2003 due to shares being issued in connection with the Company’s employee stock purchase program, stock option and grant activity, and shares issued in connection with prior acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	2005	2004	2003
Net cash flow provided by (used for):
Operating activities	$8.9	$15.3	$18.3
Investing activities	(12.2)	(17.7)	(16.1)
Financing activities	(0.4)	1.4	(1.3)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)	(0.2)

Net increase (decrease) in cash and cash equivalents	(3.2)	(1.1)	0.7
Cash and cash equivalents, beginning of period	9.7	10.8	10.1

Cash and cash equivalents, end of period	$6.5	$9.7	$10.8

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2005, the Company had cash and cash equivalents of $6.5 million and short-term investments of $14.9 million. On a combined basis the Company’s cash and short-term investment position increased $5.4 million since January 1, 2005. Short-term investments consist primarily of tax-free variable rate demand notes and mutual funds. Of the combined $21.4 million in cash and short-term investments at year end, approximately $2.4 million was held by subsidiaries outside of the United States. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise.

Foreign exchange rates increased the cash balances in 2005 by approximately $0.5 million and decreased the cash balances for 2004 and 2003 by $0.1 and $0.2 million, respectively.

Operating Activities

Net cash provided by operating activities was $8.9, $15.3 and $18.3 million for 2005, 2004 and 2003, respectively. In 2005, net cash from operating activities consisted of net income of $11.1 million adjusted for non-cash items of $8.1 million and net cash used for operating assets and liabilities of $10.3 million. The adjustment for non-cash items included $6.2 million in depreciation and amortization charges and $1.4 million in deferred tax benefits, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 8 to the Consolidated Financial Statements and below in Founders’ Share Redemption program. The use of operating funds was primarily driven by increased sales volume in the fourth quarter of 2005 compared to 2004. Increases were recorded in accounts receivable, inventories, prepaid expenses and other current assets of $6.9, $3.4, and $2.2 million, respectively. These cash uses were partially offset by cash provided by increases in accounts payable and income taxes payable of $1.3 and $1.0 million, respectively.

In 2004, cash provided by operating activities consisted of net income of $12.4 million adjusted for non-cash items of $7.0 million and net cash used for operating assets and liabilities of $4.1 million. The most significant non-cash adjustment to cash flow was $6.0 million for depreciation and amortization. Changes in operating assets included increases in accounts receivable of $4.5 million, partially offset by decreases in inventories of $1.6 million compared to 2003. Other current and non-current liabilities decreased $1.7 million in 2004, reflecting lower payouts on certain incentive compensation awards, completion of two executive severance packages and recognition of deferred revenue on the sale of the Coherix assets.

In 2003, net cash provided by operating activities consisted of net income of $5.5 million adjusted for non-cash items of $9.9 million and net cash provided from changes in operating assets and liabilities of $2.9 million. Non-cash items consisted mainly of $6.0 million for depreciation and amortization, $3.7 million associated with the write downs of XR Ventures investments, $2.6 million related to the impairment of the Coherix assets, and $0.7 million for the increase in the value of shares subject to redemption agreements. These adjustments were offset by an increase in deferred taxes of $4.1 million. Net cash provided by operating assets and liabilities was driven primarily by an increase in other current and non-current liabilities of $4.6 million, which included severance costs for the Company’s former Chief Executive and Chief Financial officers.

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance costs related to the founders’ shares redemption program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Net cash used for investing activities was $12.2, $17.7 and $16.1 million in 2005, 2004 and 2003, respectively. Significant cash used for investing activities in 2005 included net purchases of short term investments of $8.6 million, capital expenditures of $4.7 million, increases in other assets of $3.9 million and the final of two payments for the purchase of Monaco Systems, Inc. of $0.8 million. Offsetting cash used in investing activities were proceeds of $6.5 million from the sale of three life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, described more fully in Note 8 to the Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Additional funding for investing activities was generated by operating cash flows and periodic sales of short-term investments.

In 2004, investing activities used $17.7 million of cash. These activities included capital expenditures of $6.3 million, life insurance premiums of $4.8 million, increases in other assets of $3.3 million and net purchases of short-term investments of $2.9 million.

In 2003, net cash used for investing activities totaled $16.1 million. The largest usage in 2003 was $9.3 million for company and product line acquisitions, followed by the increase in the founder’s life insurance program of $4.9 million and capital expenditures of $3.4 million. Proceeds from activities within the short-term investment portfolio provided funds of $4.5 million.

Under provisions of the life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. For 2005, the Company elected not to make premium payments totaling $3.5 million for the remaining policies it owned at December 31, 2005. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regards to the future of the remaining policies.

As of December 31, 2005, the Company had short-term investments of $14.9 million, compared to $6.3 million at January 1, 2005. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of Accumulated Other Comprehensive Income. The unrealized loss was $0.5 million at January 1, 2005 and related to a specific mutual fund holding. This investment was sold in December 2005 and the Company realized a loss of $0.5 million. At December 31, 2005 the remaining portfolio’s market value approximated cost.

Capital expenditures were $4.7 million in 2005, compared to $6.3 million in 2004 and $3.4 million in 2003. The 2005 expenditures were made primarily for machinery, equipment, computer hardware and software. The focus of the expenditures was on upgrading the company’s manufacturing capabilities and global information technology upgrades to support both current operations and expanded research and development efforts. Also included in 2005 capital expenditures is $0.6 million related to the Company’s relocation of its headquarters to a new facility in Kentwood, Michigan (See New Corporate Headquarters below). Costs associated with the renovation of the new building and the relocation of the Company are expected to be incurred throughout 2006. The completion of renovations and move are expected in the third quarter of 2006.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan, and the payment of dividends on its common stock outstanding. In 2005, net cash used in financing activities was $0.4 million. Financing activities in 2004 provided net cash of $1.4 million, and in 2003 used net cash of $1.3 million.

In 2005, 283,827 shares of common stock were issued in connection with employee stock option and purchase plans, which generated $1.7 million of cash. In 2004, 374,199 shares of common stock were issued, generating $3.2 million of cash, and in 2003, 76,020 shares were issued, generating $0.6 million of cash.

The Company paid annual dividends at a rate of $.10 per share in 2005, 2004 and 2003, requiring the use of $2.1, $1.8 and $1.9 million of cash, respectively. Dividend payments related to shares in the Founders’ Share Redemption Program, after July 1, 2003, and prior to the programs’ termination on November 12, 2004 are classified as interest expense and included as a component of other income and (expense) in accordance with SFAS No. 150. These payments totaled $0.3 and $0.2 million in 2004 and 2003, respectively.

The Company believes its current liquidity, future cash flows, short-term investments, and bank credit lines give it the financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company maintains a revolving line of credit of $20.0 million and a capital expenditure line of credit of $5.0 million. At December 31, 2005, there were no balances outstanding for either line of credit.

Funding requirements for the Company’s new corporate headquarters (See New Corporate Headquarters below) have not been determined at this time but will likely be funded through sale of the Company’s current corporate headquarters and external financing sources.

Funding of the Amazys Holdings A.G. acquisition, (See Subsequent Event) will be completed through a combination of existing cash, issuance of common stock and external financing.

Founders’ Shares Redemption Program

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder or his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was to be funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums totaled $4.3 million each year while all the policies remained in effect. In 2005 and 2004, the Company’s investment results on its insurance portfolio exceeded the underlying policy costs by $0.4 and $0.5 million, respectively. This income was classified as a component of general and administrative expenses. In 2003, policy costs exceeded investment results by $0.6 million.

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

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that had occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.09 million per quarter were recorded as interest expense in 2004, while comparable period dividends in 2005, were recorded as a reduction in shareholders’ investment.

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies, and recorded a gain of $1.2 million at that time, which has been included as a component of Operating Income. At December 31, 2005, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. For 2005, the Company elected not to make premium payments for the remaining policies it owned at December 31, 2005. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

New Corporate Headquarters

On February 14, 2006, the Company purchased a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. This facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. State and Local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Renovations to the building have begun, with completion and the subsequent move expected to occur in the third quarter of 2006. The Company is marketing its current corporate headquarters and manufacturing facility for sale.

Acquisitions and Divestitures

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, the Company obtained all operating assets, software code, intellectual property and customer relationships. This acquisition gives the Company access to new markets and customers in Western Europe and provides additional software capabilities. The acquired products have been integrated with X-Rite products.

The purchase price was allocated to net tangible assets ($0.08 million), intangible assets ($0.4 million) and goodwill ($0.3 million). The acquired intangible assets, customer relationships, trademarks and trade names, technology and patents and covenants not to compete are being amortized over a period of three to five years with a weighted average life of 4.5 years. Recorded goodwill is deducted for tax purposes over a fifteen-year period.

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

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million. The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller was eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock valued as of the acquisition date. Both contingent payouts were made in full during 2005 and recorded as a component of goodwill. The stock component consisted of 62,819 shares valued at $0.9 million as of the payout date. Total acquisition related costs of $0.5 million were incurred as a result of this transaction and have been included in the determination of purchase price. The cash portion of the transaction was funded from the Company’s operating funds and short-term investments.

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

The purchase price was allocated to intangible assets ($0.5 million) and goodwill ($1.0 million). Tangible assets acquired were nominal. The acquired intangible assets trademarks and trade names, technology and patents and covenants not to compete are being amortized over a period of five years. Recorded goodwill is deducted for tax purposes over a fifteen-year period.

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

The results of each acquired business operations have been included in the consolidated financial statements since the date of acquisition.

Other Investments

XR Ventures, LLC (XRV) is a strategic venture capital group formed in 2000 and majority owned by X-Rite. Its mission is to direct and manage the Company’s investments in start up companies in high technology fields. The Company’s partners in the group are Dr. Peter M. Banks, a member of the X-Rite Board of Directors, and Mr. James A. Knister, a former member of the X-Rite Board of Directors. Both have had extensive careers as executives in technology companies. The venture group sought out, but is not restricted to companies with technologies that are directly related to current Company technologies, or technologies that the Company is interested in pursuing including biosensors, micro mechanical systems, telecommunication components, and information technologies. At December 28, 2002, XRV held minority positions in eleven companies, with a total net investment of $3.2 million. In 2003, these investments were deemed impaired and charges of $3.7 million were recorded, which included additional investments of $0.5 million made in 2003. The Company has elected not to fund new investments by XRV, but may invest in current holdings to protect the Company’s position with regards to future distributions by the investee. During 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

In the fourth quarter of 2003, the Company amended its agreement with Dr. Banks and Mr. Knister. Under the terms of the amended agreement, X-Rite became the sole managing member and will receive reimbursement for all cash for investments and expenses prior to any distributions to Dr. Banks and Mr. Knister. Dr. Banks and Mr. Knister will forego any success fees contemplated in the original agreement and will retain their membership interests. Dr Banks and Mr. Knister have not been compensated for their services to XRV. The Board of Directors of the Company evaluated the fairness, on-going risks, and uncertainty involved in partnering with two of its directors. The arrangement and subsequent amendment was negotiated at arms-length with Dr. Banks and Mr. Knister who were represented by their own counsel while the Company was represented by its regular counsel.

Subsequent Event

On January 30, 2006, the Company entered into an agreement (the “Acquisition Agreement”) with Amazys Holding AG (Amazys) to purchase all of the outstanding registered shares of Amazys (the “Acquisition”). Amazys is a Swiss public company, based in Regensdorf, Switzerland and traded on the SWX Swiss Stock Exchange. lf the Acquisition is consummated, Amazys stockholders will receive in exchange for their Amazys common stock a combination of cash and shares of X-Rite, Incorporated common stock. The Company estimates the acquisition payments to Amazys stockholders will total approximately $280 million or $59.69 per share (CHF 77 per share) plus 2.11 shares of the Company common stock per share of Amazys common stock. The Company expects to file a registration statement in connection with the issuance of new shares to complete this transaction prior to its closing.

In connection with the cash portion of the consideration payable pursuant to the Acquisition Agreement (and for working capital purposes), the Company has entered into the following credit agreements with Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, : (i) a six-year term loan facility in an approximate aggregate principal amount of $120 million and a five-year revolving credit facility in an approximate aggregate principal amount of $40 million (collectively, the “First Lien Facility”), and (ii) a seven-year term loan facility in an approximate aggregate principal amount of $60 million (the “Second Lien Facility”). Under the First Lien Facility and the Second Lien Facility, the lenders have agreed to provide, on the applicable funding effective date as set forth in such agreements, the Company with senior secured credit facilities in an aggregate principal amount of up to approximately $220 million. Both facilities will require monthly interest payments based on a variable interest rate.

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

Inventory Reserves

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, judgments are made as to future demand requirements and compared to current inventory levels. Reserves are established for excess and obsolete inventory, based on material movement, market conditions, and technological advancements.

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

Long-Lived Assets

Evaluations are periodically made of long-lived assets for indicators of impairment when events or circumstances indicate that this risk may be present. Judgments regarding the existence of impairment are based on several factors including but not limited to, market conditions, operational performance, technological advancements and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value.

Goodwill

The Company has $9.0 million of goodwill recorded as of December 31, 2005, related to prior acquisitions. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit. The Company uses a discounted cash flow method to determine whether impairment has occurred. This model requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

Deferred Tax Valuation Allowance

The Company periodically evaluates its deferred tax assets to assess the probability of their being ultimately realized. Upon determination that a deferred tax asset may not be realized, a valuation allowance is established for the potential unrealizable amount. This evaluation process requires a review of the underlying transaction to determine that the conditions that led to the creation of the asset still exist and that the related tax benefit will be realized.

Off Balance Sheet Arrangements and Contractual Obligations

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. It also is not the Company’s policy to issue guarantees to third parties. The following table summarizes the Company’s future operating lease obligations by year (in thousands) as of December 31, 2005:

2006	$1,051
2007	565
2008	403
2009	370
2010	103

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

The following report, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 31.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that X-Rite, Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite, Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that X-Rite, Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, X-Rite, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

March 1, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

March 1, 2006

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,496	$9,693
Short-term investments	14,863	6,287
Accounts receivable, less allowance of $1,185 in 2005 and $1,470 in 2004	33,536	27,998
Inventories	17,631	14,892
Deferred taxes	2,140	1,982
Prepaid expenses and other current assets	1,967	1,384

	76,633	62,236
Property, plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,513	17,217
Machinery and equipment	20,849	20,132
Furniture and office equipment	17,164	19,742
Construction in progress	1,640	986

	59,444	60,355
Less accumulated depreciation	(35,772)	(37,242)

	23,672	23,113
Other assets:
Cash surrender values (Founders’ policies)	20,956	25,815
Goodwill	8,951	7,432
Capitalized software (net of accumulated amortization of $1,342 in 2005 and $1,712 in 2004)	7,327	5,005
Deferred taxes	2,853	4,555
Other intangibles, net	3,875	4,342
Other noncurrent assets	3,368	1,795

	47,330	48,944

	$147,635	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued

(In thousands, except share and per share data)

	December 31, 2005	January 1, 2005
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$5,733	$4,470
Accrued liabilities:
Payroll and employee benefits	5,948	6,883
Income taxes	4,243	3,246
Other	3,716	2,846

	19,640	17,445
Long-term liabilities:
Deferred gain on sale of assets	313	384
Other	100	—

	413	384
Shareholders’ investment:
Preferred stock, $.10 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; 21,236,792 shares issued and outstanding in 2005 and 20,952,964 shares issued and outstanding in 2004	2,124	2,095
Additional paid-in capital	17,158	13,792
Retained earnings	107,105	98,177
Accumulated other comprehensive income	1,721	2,810
Stock conversion program	(526)	(410)

	127,582	116,464

	$147,635	$134,293

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net sales	$130,939	$126,241	$117,144
Cost of sales	44,950	44,903	42,410

Gross profit	85,989	81,338	74,734
Operating expenses (income):
Selling and marketing	36,646	33,541	31,519
Research, development and engineering	16,316	15,170	14,605
General and administrative	18,478	16,809	17,239
Gain on sale of Founders’ life insurance policies	(1,154)	—	—
Goodwill and other long lived asset impairments	—	—	2,642

	70,286	65,520	66,005

Operating income	15,703	15,818	8,729
Interest income (expense), Founders’ stock redemption	—	657	(657)
Interest expense, Founders’ stock dividend	—	(342)	(171)
Gain (loss) on sale of investment	(540)	—	42
Write-down of other investments	(332)	—	(3,662)
Other, net	204	(173)	(2)

Income before income taxes	15,035	15,960	4,279
Income taxes (benefit)	3,983	3,536	(1,202)

Net income	$11,052	$12,424	$5,481

Earnings per share:
Basic	$.52	$.60	$.27

Diluted	$.52	$.59	$.27

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Conversion Program	Total Shareholders’ Investment
BALANCES, 12/28/02	$1,680	$6,056	$50,001	$(330)	$(259)	$57,148
Net income	—	—	5,481	—	—	5,481
Translation adjustment	—	—	—	2,060	—	2,060
Unrealized gain on short- term investments (net of tax of $115)	—	—	—	214	—	214

Total comprehensive income						7,755
Cash dividends declared of $.10 per share	—	—	(1,855)	—	—	(1,855)
Issuance of 81,690 shares of common stock under employee benefit plans	8	761	—	—	—	769
Issuance of 252,780 shares of common stock pursuant to acquisitions	25	2,475	—	—	—	2,500
Stock conversion program	1	58	—	—	236	295

BALANCES, 1/3/04	1,714	9,350	53,627	1,944	(23)	66,612
Net income	—	—	12,424	—	—	12,424
Translation adjustment	—	—	—	853	—	853
Unrealized gain on short- term investments (net of tax of $9)	—	—	—	13	—	13

Total comprehensive income						13,290
Cash dividends declared of $.10 per share	—	—	(1,732)	—	—	(1,732)
Issuance of 341,946 shares of common stock under employee benefit plans	34	3,686	—	—	—	3,720
Cancellation of Founders’
Shares Redemption Program	342	—	33,858	—	—	34,200
Stock conversion program	5	756	—	—	(387)	374

BALANCES, 1/1/05	2,095	13,792	98,177	2,810	(410)	116,464
Net income	—	—	11,052	—	—	11,052
Translation adjustment	—	—	—	(1,396)	—	(1,396)
Unrealized gain on short- term investments (net of tax of $165)	—	—	—	307	—	307

Total comprehensive income						9,963
Cash dividends declared of $.10 per share	—	—	(2,124)	—	—	(2,124)
Issuance of 186,182 shares of common stock under employee benefit plans	19	1,832	—	—	—	1,851
Issuance of 62,819 shares of common stock pursuant to an acquisition	6	933	—	—	—	939
Stock conversion program	4	601	—	—	(116)	489

BALANCES, 12/31/05	$2,124	$17,158	$107,105	$1,721	$(526)	$127,582

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,052	$12,424	$5,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,875	3,410	3,620
Amortization	2,343	2,626	2,397
Allowance for doubtful accounts	258	163	606
Deferred taxes (benefit)	1,378	772	(4,148)
Gain on sale of Founders’ life insurance policies	(1,154)	—	—
Loss on sale of investments	540	—	(42)
Write-down of other investments	332	—	3,662
Tax benefit from stock options exercised	174	485	55
Asset impairment	—	—	2,642
Change in value of shares subject to redemption agreements	—	(657)	657
Other	400	230	478
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(6,920)	(4,522)	(1,688)
Inventories	(3,397)	1,635	(665)
Prepaid expenses and other current assets	(2,236)	(245)	(538)
Accounts payable	1,302	(179)	908
Income taxes	979	865	241
Other current and non current liabilities	(44)	(1,691)	4,617

Net cash provided by operating activities	8,882	15,316	18,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	505	70	75
Proceeds from sales of short-term investments	1,940	2,685	7,234
Purchases of short-term investments	(11,088)	(5,670)	(2,850)
Capital expenditures	(4,655)	(6,298)	(3,358)
Acquisitions	(750)	(712)	(9,329)
Investment in Founders’ life insurance, net	(441)	(4,771)	(4,921)
Proceeds from sales of life insurance policies	6,454	—	—
Increase in other investments	—	—	(312)
Increase in other assets	(3,928)	(3,313)	(2,868)
Disposition of business assets	63	125	—
Other investing activities	(253)	142	227

Net cash used for investing activities	(12,153)	(17,742)	(16,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,124)	(1,732)	(1,855)
Issuance of common stock	1,750	3,168	555

Net cash provided by (used for) financing activities	(374)	1,436	(1,300)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	448	(69)	(229)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,197)	(1,059)	652
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,693	10,752	10,100

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,496	$9,693	$10,752

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers and distributors in achieving the precise color they want throughout their global supply chain. X-Rite products also assist printing companies, professional photographers and other retailers in achieving precise color reproduction of images across a wide range of devices and from the first to last print. Based on the nature of its products, customers and markets, the Company’s management evaluates its business as a single reportable operating segment.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grandville, Michigan and has other domestic operations in New Hampshire and Massachusetts. In addition, the Company has locations in Germany, England, France, the Czech Republic, Italy, Spain, Hong Kong, China, Japan and Singapore. Manufacturing facilities are located in the United States and Germany.

Sales to customers are attributed to the geographic areas based upon the location of the customer (in thousands):

	2005	2004	2003
Domestic sales:
U.S. operations	$68,788	$67,053	$66,350
International sales:
U.S. operations export sales to unaffiliated customers	16,830	14,497	13,351
Foreign subsidiary sales	45,321	44,691	37,443

	62,151	59,188	50,794

	$130,939	$126,241	$117,144

Long-lived assets consist of property plant and equipment:

Long lived assets:
U.S. operations	$22,803	$22,136	$19,251
International	869	977	942

	$23,672	$23,113	$20,193

No single customer accounted for more than 10 percent of total net sales in 2005, 2004 or 2003.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The fiscal years ended December 31, 2005 (fiscal year 2005) and January 1, 2005 (fiscal year 2004), contained 52 weeks. The fiscal year ended January 3, 2004, (fiscal year 2003) consisted of 53 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,-continued

Accounts Receivable Allowance

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects an estimate of the amounts that will not be collected. The valuation allowance is comprised of an allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, other factors are considered in estimating the allowance, including historical data, customer types, credit worthiness and economic trends. Actual collections may differ, requiring adjustments to the allowance.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

	2005	2004
Raw materials	$6,392	$5,541
Work in process	5,948	4,406
Finished goods	5,291	4,945

	$17,631	$14,892

Property, Plant, and Equipment and Depreciation

Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 10 years.

Software Development Costs

Development costs incurred for research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. After technological feasibility is achieved, any additional development costs are capitalized until the product is available for general release to customers and then amortized using the straight-line method over a three-year period.

The Company capitalized $3.8, $3.3 and $2.9 million of software development costs during 2005, 2004 and 2003, respectively. Amortization expense was $1.5, $2.0 and $2.0 million in 2005, 2004 and 2003, respectively.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets. SFAS 142 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. The Company is required to test the carrying value of goodwill for impairment at the reporting unit level. A discounted cash flow method is used to establish the fair value of reporting units. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value.

The Company has $9.0 million of goodwill recorded as of December 31, 2005, related to prior acquisitions. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually and as indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit. The Company uses a discounted cash flow method to determine whether impairment has occurred. This model requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,-continued

Long Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, when there are indicators of impairment, the Company evaluates the recoverability of its long-lived assets by determining whether unamortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows was less than the carrying value of the assets, an impairment loss would be recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that is required for a similar investment with like risks.

In December 2003, the Company elected to exit the shape measurement business due to continued disappointing sales results. In connection with this decision an impairment charge of $2.6 million was recorded. This charge consisted of $1.9 million of goodwill and $0.7 million of other long-lived assets. On June 30, 2004, the Company sold the primary assets of this business for $0.8 million (See Note 9).

Investments Carried at Cost

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retains a majority interest in XRV with minority interests held by Dr. Peter M. Banks, a member of the X-Rite Board of Directors, and Mr. James A. Knister, a former member of the X-Rite Board of Directors. The Company funded acquisitions made by XRV and in exchange, will receive its investment back in full before any distributions are made. Subsequent to its formation, XRV had made investments in eleven different entities totaling $12.2 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost. The Company periodically evaluates the carrying value of each investment to determine whether a decline in fair value below the respective cost has occurred. If the decline is determined to be other than temporary, the carrying value is adjusted to the then current fair value and a loss is recognized. Based on the continued erosion of the venture capital markets and the network middleware and tele/data communications sectors of the economy, the Company concluded that the value of certain investments had been permanently impaired. At December 31, 2005, all venture capital investments have been fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

During fiscal 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

In 2002 and 2001, the Company concluded that it may not be able to realize tax benefits related to these impairments and therefore it did not record a tax benefit at that time. In 2003, the Company re-evaluated this position and concluded that the execution of certain qualified tax strategies which the Company is capable of completing, would allow for the realization of these tax benefits. Accordingly, a tax benefit of $2.8 million was recorded in the fourth quarter of 2003 related to the prior year’s impairments.

Income Taxes

The provision for income taxes is based on earnings reported in the financial statements. Deferred taxes are recognized for all temporary differences between tax and financial reporting, and are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,-continued

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable and collection of any resulting receivable is probable.

Shipping and Handling

The Company records shipping and handling charged to customers in net sales and the related expenses under the caption “Cost of sales” in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.9, $0.8 and $0.8 million in 2005, 2004 and 2003, respectively.

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

Stock Option Plans

At December 31, 2005, the Company has employee and outside director stock option plans which are described more fully in Note 7. The Company follows Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s stock option equals the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock based compensation plans been determined based on fair value at the grant dates for the awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and net earnings per share would have been as follows (in thousands, except per share data):

	2005	2004	2003
Net income
As reported	$11,052	$12,424	$5,481
Deduct: Compensation expense fair value method (net of tax)	(2,120)	(1,205)	(943)

Pro forma net earnings	$8,932	$11,219	$4,538

Basic net earnings per share:
As reported	$.52	$.60	$.27
Pro forma	$.42	$.54	$.22

Diluted net earnings per share:
As reported	$.52	$.59	$.27
Pro forma	$.42	$.53	$.22

On December 27, 2005, the Board of Directors of the Company approved the acceleration of vesting of unvested and out of the money (exercise price above current market price) stock options. As a result of this action, options to purchase 396,000 shares of common stock that otherwise would have vested in 2006 and 2007, became fully vested. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS No. 123(R), Share Based Payment. As a result of this vesting acceleration, the Company expects to reduce its non-cash compensation expense related to these options by approximately $0.8 million (pre-tax) in the aggregate over the Company’s 2006 and 2007 fiscal years, based on estimated value calculated using the Black-Scholes methodology. The remaining pro-forma compensation expense under SFAS 123 relating to these early vested options was recognized in 2005 for the pro-forma disclosures presented above.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,-continued

The weighted-average fair value per share of options granted during 2005, 2004 and 2003 estimated on the date of grant using the Black Scholes pricing model was $7.46, $5.78, and $4.00, respectively. The fair value of options granted was estimated on the date of grants using the following assumptions:

	2005	2004	2003
Dividend yield	0.9 - 1.0%	1.0% -1.2%	1.1% -1.2%
Volatility	43% -52%	55% -58%	52% -55%
Risk - free interest rates	3.6 - 3.9%	3.1% -3.8%	2.4% -3.2%
Expected term of options	6 years	5-6 years	5 years

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

Per Share Data

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

	2005	2004	2003
Numerators:
Net income numerators for both basic and diluted EPS (in thousands)	$11,052	$12,424	$5,481

Denominators:
Denominators for basic EPS
Weighted-average common shares outstanding	21,150,009	20,770,194	20,390,692
Potentially dilutive shares Shares subject to redemption agreements (see Note 8)	—	—	89,912
Stock options	268,895	338,515	132,172

Denominators for diluted EPS	21,418,904	21,108,709	20,612,776

Certain exercisable stock options were excluded from the calculations of diluted EPS because option prices were greater than average market prices for the periods presented. The number of stock options excluded from the calculations and the ranges of exercise prices were 1,219,551 and $11.00-$19.38 in 2005, 609,100 and $14.50-$19.50 in 2004, and 903,500 and $11.00-$19.50 in 2003.

Foreign Currency Translation

Most of the Company’s foreign operations use the local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the statements of shareholders’ investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income. Net realized and unrealized gains (losses) from re-measurement of foreign currency transactions were $(0.1), $(0.3) and $0.06 million for 2005, 2004 and 2003, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,-continued

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) Shared-Based Payment, (SFAS 123R), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employees services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that began after December 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of the first quarter of fiscal 2006. The Company expects to adopt the modified prospective method and is currently evaluating the impact that this statement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151), which amends Accounting Research Bulletin No. 43 chapter 4, Inventory Pricing. This statement clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. The provisions of SFAS 151 are required to be applied for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS 151 as of January 1, 2006. The Company does not expect that the implementation of SFAS 151 will have a material effect on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS No. 143 (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, the Company was required to adopt FIN 47 by the end of 2005. The adoption of FIN 47 did not have an affect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of state and municipal securities, mutual funds and preferred stocks, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as accumulated other comprehensive income in shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered available-for-sale and are classified as current assets. The Company’s short-term investments are generally due on demand without specific maturities. Gains and (losses) on sales of investments recognized in the Consolidated Statements of Operations for available-for-sale investments totaled ($0.5), $0.0 and $0.04 million for 2005, 2004, and 2003, respectively.

The carrying value of the Company’s investments is as follows (in thousands):

	2005
	Cost	Unrealized Loss	Market Value
Investments:
State and municipal securities	$14,854	$—	$14,854
Preferred stocks	10	(1)	9

	$14,864	$(1)	$14,863

	2004
	Cost	Unrealized Loss	Market Value
Investments:
State and municipal securities	$5,220	$—	$5,220
Mutual funds	1,530	(472)	1,058
Preferred stocks	10	(1)	9

	$6,760	$(473)	$6,287

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the years ending December 31, 2005 and January 1, 2005, by reporting unit is as follows (in thousands):

	X-Rite, Incorporated	X-Rite, Mediterranee	X-Rite, Ltd.	Monaco Systems	Total
Balances January 3, 2004	$—	$233	$1,243	$5,532	$7,008
Acquisitions	303	—	—	—	303
Foreign Currency Adjustments	—	21	100	—	121

Balances January 1, 2005	303	254	1,343	5,532	7,432
Acquisitions	—	—	—	1,689	1,689
Foreign Currency Adjustments	—	(33)	(137)	—	(170)

Balances December 31, 2005	$303	$221	$1,206	$7,221	$8,951

The following amounts were included in other intangibles, net as of December 31, 2005 and January 1, 2005 (in thousands):

	2005		2004
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Customer relationships	$3,080	$(748)	$2,780	$(395)
Trademarks and trade names	1,016	(209)	1,025	(123)
Technology and patents	936	(529)	961	(383)
Covenants not to compete	666	(337)	676	(199)

Total	$5,698	$(1,823)	$5,442	$(1,100)

As discussed in Note 2, the Company accounts for goodwill and other intangible assets in accordance with SFAS 142, which requires the Company to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs. As a matter of practice, the Company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. The annual testing performed indicated the fair value exceeded the recorded carrying value of the Company’s reporting units and accordingly no impairment charge was required for the years ending December 31, 2005, January 1, 2005, and January 3, 2004.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS-continued

Amortization expense is computed principally using the straight-line method over the estimated useful lives of the intangible assets as follows:

Customer relationships	3 to 15 years
Trademarks and trade names	5 to 15 years
Technology and patents	3 to 5 years
Covenants not to compete	3 to 5 years

Amortization expense was $0.7, and $0.6 and $0.3 million for 2005, 2004 and 2003, respectively. Estimated amortization expense for intangible assets for each of the succeeding five years is as follows (in thousands):

2006	$721
2007	701
2008	485
2009	241
2010	197

NOTE 5—REVOLVING CREDIT AGREEMENT

The Company maintains a revolving line of credit agreement with a bank, which provides for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement (5.14% at December 31, 2005). The borrowings are unsecured and no compensating balances are required under the agreement. There were no significant borrowings under this agreement during 2005, 2004 or 2003.

NOTE 6—INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	2005	2004	2003
Current:
Federal	$1,590	$2,467	$2,521
State	456	250	200
Foreign	148	38	110

	2,194	2,755	2,831
Deferred:
Federal, state and foreign	1,789	781	(4,033)

	$3,983	$3,536	$(1,202)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES-continued

Major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Assets:
Inventories	$1,170	$934
Accounts receivable	238	265
Amortization of intangible assets	1,222	2,161
XRV impairment allowances	3,658	3,712
Financial accruals not currently deductible	2,441	2,760

	8,729	9,832
Valuation allowance	—	(229)

Deferred income tax assets	8,729	9,603

Liabilities:
Depreciation	964	1,216
Software development costs	2,564	1,752
Deferred expenses	208	98

Deferred income tax liabilities	3,736	3,066

Net deferred income tax assets	$4,993	$6,537

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2005	2004	2003
Income taxes computed at statutory rate of 35%	$5,262	$5,586	$1,498
Increase (decrease) in taxes resulting from:
State taxes	297	163	130
Change in valuation allowance	(229)	(103)	(2,803)
Foreign sales corporation	(810)	(839)	(569)
Research tax credits	(519)	(1,274)	(300)
Other	(18)	3	842

	$3,983	$3,536	$(1,202)

Cash expended for income taxes was $1.4, $1.4 and $2.7 million in 2005, 2004 and 2003, respectively.

The Company does not have material undistributed earnings from non- U.S. operations as of December 31, 2005, therefore it has not provided for U.S. federal income and foreign withholding taxes on such earnings as they are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The Company did not repatriate foreign earnings under the American Jobs Creation Act of 2004.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $0.7, $0.6 and $0.5 million in 2005, 2004 and 2003, respectively.

The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. This plan was renewed by the Company’s shareholders in 2004 at which time the shares available for issuance was reset to one million. Shares issued after July 3, 2004 are from the renewed plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased. During 2005, 2004 and 2003, employees purchased 35,682, 13,006, and 26,690 shares, respectively. The weighted average fair value of shares purchased was $12.64, $14.65, and $9.47 in 2005, 2004 and 2003, respectively. At December 31, 2005, 955,456 shares were available for future purchases.

The Company has two stock option plans covering 4.0 million shares of common stock. These plans permit options to be granted to key employees and the Company’s Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules of six months to two years, which is determined at the time of grant. No options are exercisable after ten years from the date of grant. At December 31, 2005, 3.2 million shares were available for future granting. A summary of shares subject to options follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding at beginning of year	2,058,461	$11.93	2,067,461	$11.25	1,854,600	$11.62
Granted	346,000	15.43	320,500	13.49	362,961	8.71
Exercised	(137,500)	8.43	(313,500)	8.99	(44,000)	7.28
Canceled	(170,500)	18.27	(16,000)	13.95	(106,100)	10.73

Outstanding at end of year	2,096,461	12.22	2,058,461	11.93	2,067,461	11.25

Exercisable at end of year	2,096,461	12.22	1,638,461	11.75	1,678,910	11.94

A summary of stock options outstanding at December 31, 2005 follows:

	Outstanding			Exercisable
Price Ranges	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 6.38 - $ 8.61	483,910	$7.32	5.4	483,910	$7.32
9.11 - 11.36	471,551	9.85	6.5	471,551	9.85
12.65 - 15.75	620,000	13.91	4.9	620,000	13.91
16.01 - 19.38	521,000	16.91	5.5	521,000	16.91

	2,096,461	12.22	5.5	2,096,461	12.22

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—EMPLOYEE BENEFIT AND STOCK PLANS-continued

The Company had a Cash Bonus Conversion Plan which expired on December 31, 2004, except for application to cash bonuses with respect to performance during the 2004 fiscal year. This plan was allotted up to 400,000 shares of stock and provided an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, in an amount equal to their annual cash bonus. Shares were issued in the name of the employee, who maintained all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse by 20 percent after six months and an additional 20 percent annually thereafter. During 2005, 48,432 shares were issued under this plan, which were tied to 2004 bonuses, no shares were forfeited, and forfeiture provisions expired on 32,988 shares. During 2004, 68,845 shares were issued under this plan, no shares were forfeited, and forfeiture provisions expired on 29,599 shares. During 2003, 5,330 shares were issued under this plan, no shares were forfeited, forfeiture provisions expired on 35,703 shares, and restrictions were lifted on 32,352 shares that were due to expire in 2004 and 2005. At December 31, 2005, 82,183 shares remain subject to forfeiture provisions and restrictions on transferability. The difference between the purchase price and the fair value of the restricted stock at the date of purchase, if any, for remaining shares subject to forfeiture provisions has been recorded as unearned compensation. This amount is included as a separate component of permanent shareholders’ investment under the caption Stock Conversion Program. The unearned compensation is charged to expense as the forfeiture provisions lapse. Compensation expense related to the lapsing of forfeiture provisions of $0.3, $0.3 and $0.3 million was recognized in 2005, 2004 and 2003, respectively.

The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years. Shares awarded were 13,000, 15,440, and 11,000 in 2005, 2004 and 2003, respectively. Compensation expense related to these awards was recognized in the amount of $0.1, $0.2, and $0.1 million in 2005, 2004 and 2003, respectively. At December 31, 2005, there were 298,760 shares available for future awards.

NOTE 8—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

During 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or his spouse. The price the Company would have paid the founders’ estates for these shares reflected a 10 percent discount from the average closing price for the ninety trading days preceding the later death of the founder or his spouse, although the discounted price would not have been less than $10 per share (a total of $45.4 million) or more than $25 per share (a total of $113.5 million). The cost of the repurchase agreements was to be funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. Insurance was purchased at the $160.0 million level in order to cover both the maximum aggregate purchase price and anticipated borrowing costs. Life insurance premiums totaled $4.3 million each year while all the policies remained in effect. In 2005 and 2004, the Company’s investment results on its insurance portfolio exceeded the underlying policy costs by $0.4 and $0.5 million, respectively. This income was classified as a component of general and administrative expenses. In 2003, policy costs exceeded investment results by $0.6 million.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FOUNDERS’ STOCK REDEMPTION AGREEMENTS-continued

Upon termination of the agreements in November 2004, the Company recorded a credit to interest expense of $9.0 million, which reversed the accumulation of the liability to increase the value of the agreements that had occurred since the adoption of SFAS 150 on July 1, 2003. Upon reversal of these charges, the remaining $34.2 million representing the fair value of the redemption agreements at July 1, 2003, was reclassified to shareholders’ investment. Dividend payments previously classified as interest expense were paid and thus settled while the repurchase agreements were accounted for as a liability and therefore not reversed to income. Dividend payments on program shares of $0.09 million per quarter were recorded as interest expense in 2004, while comparable period dividends in 2005, were recorded as a reduction in shareholders’ investment. In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies, and recorded a gain of $1.2 million at that time, which has been included as a component of Operating Income. At December 31, 2005, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. For 2005, the Company elected to not make premium payments totaling $3.5 million for the remaining policies it owns at December 31, 2005. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

NOTE 9—ACQUISITIONS AND DIVESTITURES

During the second quarter of 2004, the Company acquired Moniga Gremmo S.r.l., an industrial and ink formulation software developer located in Milan, Italy for $0.7 million in cash. Under the terms of the agreement, the Company obtained all operating assets, software code, intellectual property and customer relationships. This acquisition gives the Company access to new markets and customers in Western Europe and provides additional software capabilities. The acquired products have been integrated with X-Rite products.

The purchase price was allocated to net tangible assets ($0.08 million), intangible assets ($0.4 million) and goodwill ($0.3 million). The acquired intangible assets, customer relationships, trademarks and trade names, technology and patents and covenants not to compete are being amortized over periods of three to five years with a weighted average life of 4.5 years. Recorded goodwill is being deducted for tax purposes over a fifteen-year period.

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

In March 2003, the Company acquired the ColoRx ® spectrophotometer product line and related assets of Thermo Electron Corporation for $0.5 million. The Company has assumed service and support obligations for the current installed base of ColoRx as part of the transaction. In an event related to this transaction, the Company entered into a five-year agreement with Benjamin Moore & Co. to replace Thermo Electron Corporation as the preferred provider of color management solutions to Benjamin Moore authorized dealers.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—ACQUISITIONS AND DIVESTITURES-continued

The purchase price was allocated to intangible assets ($0.5 million) and goodwill ($1.0 million). Tangible assets acquired were nominal. The acquired intangible assets trademarks and trade names, technology and patents and covenants not to compete are being amortized over a period of five years. Recorded goodwill is deducted for tax purposes over a fifteen-year period.

On July 1, 2003, the Company acquired the assets of Monaco Systems Incorporated of Andover, Massachusetts, a leading developer of color management software to the graphic arts and photographic markets valued at $11.0 million.

The purchase price included a cash payment of $7.0 million and X-Rite common stock valued at $2.5 million at the date of the acquisition. In addition, the seller was eligible for contingent payouts of $0.75 million in cash and $0.75 million of X-Rite common stock as valued at acquisition date. The contingent payouts were completed in 2005, including the stock component which consisted of 62,819 shares valued at $0.9 million as of the payout date. The contingent payouts were recorded as a component of goodwill. Total acquisition related costs of $0.5 million were incurred as a result of this transaction and have been included in the determination of purchase price. The cash portion of the transaction was funded from the Company’s operating funds and short-term investments.

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

The following represents the allocation of the purchase price to the acquired assets and assumed liabilities as of July 1, 2003. Recorded goodwill will be deducted for tax purposes over fifteen years (in thousands).

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—ACQUISITIONS AND DIVESTITURES -continued

The following unaudited pro forma consolidated results of operations for the year ended January 3, 2004 , assumes the acquisition of Monaco Systems occurred as of the beginning of the period (in thousands, except share and per share data).

2003
Net sales	$119,926
Net income	5,919

Earnings per share:
Basic	$0.29
Diluted	$0.29

Weighted Average Shares Outstanding
Basic	20,517,082
Diluted	20,740,199

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

NOTE 10—CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, trade receivables, short-term investments, and notes receivable. In all cases, the maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. The need for reserves for such losses is continually assessed, and historically has been within expectations. The Company does not require collateral or other security to support financial instruments subject to credit risk.

With respect to cash equivalents and short-term investments, the Company’s credit risk is limited due to the counterparties being high credit quality financial institutions.

With respect to trade receivables, the Company’s credit risk is limited due to a relatively large customer base and its dispersion across different industries and geographic areas.

NOTE 11—OPERATING LEASES

The Company leases real property, equipment and automobiles under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, are as follows (in thousands):

2006	$1,051
2007	565
2008	403
2009	370
2010	103

Total rental expense charged to operations was $1.3, $1.2, and $1.1 million, in 2005, 2004, and 2003, respectively. Substantially all of the minimum rental payments under operating leases are related to rent expense.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.2 million at December 31, 2005.

On February 14, 2005, the Company purchased a new corporate headquarters and manufacturing facility in Kentwood, Michigan for $13.4 million. This facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. State and Local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Renovations to the building have begun, with completion and subsequent move expected to occur in the third quarter of 2006. The Company is in the process of marketing its current headquarters building located in Grandville, Michigan.

The Company’s product warranty reserves are not significant.

NOTE 13—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (Plan), which was implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

NOTE 14—SUBSEQUENT EVENT

On January 30, 2006, the Company entered into an agreement (the “Acquisition Agreement”) with Amazys Holding AG (Amazys) to purchase all of the outstanding registered shares of Amazys (the “Acquisition”). Amazys is a Swiss public company, based in Regensdorf, Switzerland and traded on the SWX Swiss Stock Exchange. If the Acquisition is consummated, Amazys stockholders will receive in exchange for their Amazys common stock a combination of cash and shares of X-Rite, Incorporated common stock. The Company estimates the acquisition payments to Amazys stockholders will total approximately $280 million or $59.69 per share (CHF 77 per share) plus 2.11 shares of the Company common stock per share of Amazys common stock. The Company expects to file a registration statement in connection with the issuance of new shares to complete this transaction prior to its closing.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—SUBSEQUENT EVENT-continued

In connection with the cash portion of the consideration payable pursuant to the Acquisition Agreement (and for working capital purposes), the Company has entered into the following credit agreements with Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, : (i) a six-year term loan facility in an approximate aggregate principal amount of $120 million and a five-year revolving credit facility in an approximate aggregate principal amount of $40 million (collectively, the “First Lien Facility”), and (ii) a seven-year term loan facility in an approximate aggregate principal amount of $60 million (the “Second Lien Facility”). Under the First Lien Facility and the Second Lien Facility, the lenders have agreed to provide, on the applicable funding effective date as set forth in such agreements, the Company with senior secured credit facilities in an aggregate principal amount of up to approximately $220 million. Both facilities will require monthly interest payments based on a variable interest rate.

The Board of Directors of the Company and Amazys have given their respective approvals to the transaction, which is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, the European Union merger control regulation, and other customary closing conditions. The acquisition could result in the divestiture of certain assets and operations, if required by regulatory agencies. The completion of the agreement is subject to approval by the stockholders of the Company and Amazys. The tender offer is conditioned on 70 percent of Amazys’ fully diluted shares being tendered as well as other conditions in accordance with Swiss takeover regulations. Subject to the aforementioned approvals, the acquisition is expected to close in the second quarter of 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended December 31, 2005 (2005) and January 1, 2005 (2004). Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In thousands, except per share data)

QUARTER	Sales	Gross Profit	Operating Income	Net Income (Loss)	Diluted Earnings (Loss) Per Share
2005:
First Quarter	$27,625	$17,524	$250	$(295)	$(.01)
Second Quarter	32,955	21,513	4,132	2,944	.14
Third Quarter	28,432	18,204	1,040	922	.04
Fourth Quarte	41,927	28,748	10,281	7,481	.35

	$130,939	$85,989	$15,703	$11,052	$.52

2004:
First Quarter	$28,528	$18,157	$1,706	$(3,767)	$(.18)
Second Quarter	31,826	21,094	4,804	(680)	(.03)
Third Quarter	27,137	17,651	1,383	1,543	.07
Fourth Quarter	38,750	24,436	7,925	15,328	.73

	$126,241	$81,338	$15,818	$12,424	$.59

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

ITEM 9A.	CONTROLS AND PROCEDURES

(i) CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 30 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth on page 31 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION - None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated by reference.

(b) Officers

Information relating to executive officers is included in this report in Item 4 of Part I under the caption “Executive Officers of the Registrant.”

(c) Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Compliance with Reporting Requirements” in the definitive Proxy Statement for the 2006 Annual meeting of Shareholders is incorporated herein by reference.

(d) Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The code of ethics is posted on the Company’s website at www.xrite.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting such information on the Company’s website. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations at corporate headquarters.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” contained in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Securities Ownership of Management” and “Securities Ownership of Certain Beneficial Owners and Equity Compensation Plan Summary” contained in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Relationships and Related Transactions” contained in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the caption “Our Relationship with Our Independent Auditors” contained in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1	The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

(a)2	The following financial statements schedule is filed as a part of this report beginning on page 60:

Schedule II Valuation and Qualifying Accounts

(b)	See Exhibit Index located on page 61.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 8, 2006	/s/ Michael C. Ferrara
Michael C. Ferrara, Chief Executive Officer (principal executive officer)

March 8, 2006	/s/ Mary E. Chowning
Mary E. Chowning, Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 8th day of March, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Michael C. Ferrara and Mary E. Chowning, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter M. Banks Dr. Peter M. Banks, Director	/s/ Stanley W. Cheff Stanley W. Cheff, Director

/s/ Michael C. Ferrara Michael C. Ferrara, Director	/s/ L. Peter Frieder L. Peter Frieder, Director

/s/ Paul R. Sylvester Paul R. Sylvester, Director	/s/ John E. Utley John E. Utley, Director

/s/ Ronald A. Vandenberg Ronald A. Vandenberg, Director	/s/ Mark D. Weishaar Mark D. Weishaar, Director

Valuation and Qualifying Accounts

X-Rite, Incorporated

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions from Costs and Expenses	Deducted Balance at end of Period
Year ended December 31, 2005

Allowance for losses on accounts receivable	$1,470	$258	$543	$1,185

Year ended January 1, 2005

Allowance for losses on accounts receivable	1,527	163	220	1,470

Year ended January 3, 2004

Allowance for losses on accounts receivable	1,207	606	286	1,527
Restructuring reserve	173	—	173	—

EXHIBIT INDEX

1(1)	First Lien Credit and Guaranty Agreement dated January 30, 2006, between X-Rite, Incorporated and Goldman Sachs Credit Partners L.P.

1(2)	Second Lien Credit and Guaranty Agreement dated January 30, 2006, between X-Rite, Incorporated and Goldman Sachs Credit Partners L.P.

2(1)	Transaction Agreement dated January 30, 2006, between X-Rite, Incorporated and Amazys Holding A.G.(filed as exhibit to Form 8-K dated January 31, 2006 (Registration No. 33-3954C) and incorporated herein by reference)

3(1)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference)

3(2)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference)

3(3)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference)

3(4)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

3(5)	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated February 10, 2004 (filed as exhibit to Form 10-Q for the quarter ended July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

4(1)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference)

4(2)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(1)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of September 17, 1996 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(2)	X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company’s 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(3)	Form of Indemnity Contract entered into between the registrant and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference)

*10(4)	Chairman’s agreement dated July 16, 1999 between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference)

*10(5)	Employment arrangement effective upon a change in control entered into between the registrant and certain persons together with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

EXHIBIT INDEX (continued)

*10(6)	Deferred compensation trust agreement dated November 23, 1999 between the registrant and Richard E. Cook. (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No.0-14800) and incorporated herein by reference)

*10(7)	Operating Agreement for XR Ventures, LLC dated September 14, 2000, by and between XR Ventures, LLC the registrant, Dr. Peter M. Banks and Mr. James A. Knister. (filed as exhibit to Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-14800) and incorporated herein by reference)

*10(8)	First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan dated May 24, 2001 (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(9)	First Amendment to the Chairman’s Agreement dated September 13, 2001 entered into between the registrant and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference)

*10(10)	Form of Indemnity Agreement entered into between the registrant and members of its board of directors and officers together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(11)	Form of Indemnity Agreement entered into between the registrant and Paul R. Sylvester (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(12)	Form of Indemnity Agreement entered into between the registrant and Mark D. Weishaar (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference)

*10(13)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(14)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference)

*10(15)	Employment Agreement entered into between the registrant and Michael C. Ferrara, effective as of September 30, 2003,(filed as exhibit to Form 10-Q for the quarter ended September 27, 2003 (Commission File No. 0-14800) and incorporated herein by reference)

*10(16)	Second Amendment to the Operating Agreement entered into between the registrant and XR Ventures, LLC, effective December 12, 2003, (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

*10(17)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan effective as of February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference.)

*10(18)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as exhibit to Form 10-Q for the quarter ending July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

*10(19)	Third Amendment to the Operating Agreement entered into between the registrant and XR Ventures, LLC, effective December 12, 2003, (filed as exhibit to Form 10-Q for the quarter end April 3, 2004, (Commission File No. 0-14800) and incorporated herein by reference)

*10(20)	Lease Amendment entered into between the registrant and Eagle Development Company, effective April 30, 2004, (filed as exhibit to Form 10-Q for the quarter ending April 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

EXHIBIT INDEX (continued)

*10(21)	Form of Indemnity Agreement entered into between the registrant and L. Peter Frieder (filed as exhibit to Form 10-K for the year ending January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference)

*10(22)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan filed as exhibit to Form 10-K for the year ending January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference)

*10(23)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan filed as exhibit to Form 10-K for the year ending January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference)

*10(24)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement filed as exhibit to Form 10-K for the year ending January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference)

*10(25)	Second Amendment to the Employment Agreement entered into between the registrant and Michael C. Ferrara, effective as of January 30, 2006,(filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference)

*10(26)	Employment Agreement entered into between the registrant and Mary E. Chowning, effective as of January 30, 2006,(filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference)

10(27)	Arrangement for directors’ fees (description incorporated by reference from the information under the caption “Compensation of Directors” of X-Rite’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 31, 2006).

10.(28)	Amendment No. 1 to the Employment Agreement between X-Rite, Incorporated and Michael C. Ferrara (incorporated by reference to Exhibit 10.1 of X-Rite, Incorporated’s current report on Form 8-K filed with the commission on October 6, 2005).

10.(29)	Special Post Employment Health Plan for Michael C. Ferrara (incorporated by reference to Exhibit 10.2 of X-Rite, Incorporated’s current report on Form 8-K filed with the commission on October 6, 2005).

10(30)	Schedule of Executive Compensation for the Company’s Officers (filed as exhibit to Form 8-K dated November 21, 2005 (Commission File No. 0-14800) and incorporated herein by reference)

10(31)	Schedule of Executive Option and restricted Stock Compensation for the Company’s Officers (filed as exhibit to Form 8-K dated February 10, 2006 (Commission File No. 0-14800) and incorporated herein by reference)

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team, (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

21	Subsidiaries of the registrant

23(a)	Consent of independent registered public accounting firm, Ernst & Young LLP, for the year ending December 31, 2005.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes -Oxley Act of 2002