Form 10-K/A
period 2005-12-31
X RITE INC
filed 2006-04-28
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On April 25, 2006, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 21,339,657.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $242,530,779 computed at the closing price on that date.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Annual Report on Form 10-K of X-Rite, Incorporated for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 8, 2006 (the “Original 10-K”). The purpose of this Amendment is to amend Items 10, 11, 12, 13 and 14 to include information that was originally intended to be incorporated by reference to our proxy statement for the 2006 annual meeting of shareholders. Unless otherwise stated, all information contained in this Amendment is as of March 8, 2006, the filing date of our Original 10-K. We have not updated the disclosures contained in the Original 10-K to reflect any events that have occurred after the filing date of our Original 10-K.

FORM 10-K/A

X-Rite, Incorporated

For The Year-Ended December 31, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

The Company’s Articles of Incorporation specify that the Board of Directors shall consist of at least six (6), but not more than nine (9) members, with the exact number to be fixed by the Board from time to time. The Board currently consists of eight (8) members. The Articles also specify that the Board of Directors be divided into three classes, with the directors of the classes to hold office for staggered terms of three (3) years each.

The content of the following table relating to age and business experience is based upon information furnished to the Company by the nominees and directors as of March 1, 2006.

Directors Whose Terms Expire in 2006

Michael C. Ferrara (63) is the CEO and President of the Company and has held that position since July of 2003. For the period June 2001 to 2003, he served as President and COO of the Company. Previously, he was the President of Marine Optical Group, a worldwide design and marketing company in the eyewear business headquartered in Boston, Massachusetts, and he held that position for more than five years.

Director since July 2003

Paul R. Sylvester (46) is CEO and President of Manatron, Inc., a publicly traded company headquartered in Michigan that specializes in local government software and services. He has held that position since 1996, and originally joined Manatron in 1987 as its Vice President of Finance and CFO. He is a CPA and has served on Manatron’s Board of Directors since 1987.

Director since January 2003 Chairman of the Audit Committee and Member of Compensation Committee

Mark D. Weishaar (48) is CEO and President of Sturgis Molded Products, a custom injection molding company headquartered in Michigan, and has held that position since 1997. Previously, he was Vice President of Business Development at Moore Corporation Limited, a multi-national business forms printer. Mr. Weishaar is a CPA and served as a Partner and Member of the Board of Directors for BDO Seidman, LLP where he worked for 15 years in various capacities.

Director since January 2003 Member of the Audit Committee
Directors Whose Terms Expire in 2007

Peter M. Banks (68) is the President of the Institute for the Future, a non-profit research group located in Menlo Park, CA. From April 2003 to January 2004, he was a co-founder, director and CEO of Akonni Biosystems, Inc., a startup venture headquartered in Gregory, Michigan. Prior to that, he had retired in 2000 from ERIM International Inc., a high technology research and development defense systems company headquartered in Michigan, following its purchase by the Veridian Corporation of Washington, D.C. He continued to work as a part-time consultant with Veridian through September of 2002. He currently serves as a director of Tecumseh Products Company, a publicly traded company.

Director since 1998 Member of the Nominating & Governance Committee and Compensation Committee

L. Peter Frieder (62) is the President and CEO of Gentex Corporation, a designer, developer and manufacturer of integrated life support systems for human protection and enhanced human performance headquartered in Carbondale, Pennsylvania. He has held that position for more than five years. Mr. Frieder also serves as a Senior Vice President for U.S. Business Development for Essilor, a publicly traded company on the Paris Stock Exchange, which designs and manufactures corrective lenses worldwide.

Director since November 2003 Member of the Nominating & Governance Committee

Ronald A. VandenBerg (66) is a general business consultant. He served in several senior management positions for more than five years, including Senior Vice President at Donnelly Corporation (now Magna Donnelly Corporation) until his retirement in 1999. Magna Donnelly Corporation is a manufacturer of glass related products for the automotive and electronics industries, headquartered in Michigan.

Director since 1989 Chairman of the Compensation Committee
Directors Whose Terms Expire in 2008

Stanley W. Cheff (64) retired in 2004 as Chairman of the Board of Wolverine Building Group, a construction firm headquartered in Michigan. Previously, Mr. Cheff served as President and Chief Executive Officer of Wolverine Building Group, holding that position for more than five years.

Director since 1996 Chairman of Nominating & Governance Committee and Member of the Compensation Committee

John E. Utley (65) retired in 1999 as Acting Deputy President of Lucas Varity Automotive. Lucas Varity was headquartered in London, England prior to being sold to TRW, Inc. Prior to that, he served in several senior management positions for more than five years, including Senior Vice President Strategic Marketing for Varity Corporation and served as Chairman of the Board of both Kelsey Hayes Co. and Walbro Corporation.

Director Since 2000 Chairman of the Board of Directors and Member of the Audit Committee and Ex-officio member of all other Board Committees

(b) Officers

Information relating to executive officers is included in this report in Item 4 of Part I of the Original 10-K under the caption “Executive Officers of the Registrant.”

Prior to his employment with the Company, Mr. Ferrara was the President of Marine Optical Group from March 1990 to June 2001. Following Mr. Ferrara's service as President of Marine Optical Group, Marine Optical Group commenced bankruptcy proceedings in October 2001 under Chapter 7 of the Bankrupty Code.

(c) Compliance with Section 16(a)

Based upon a review of Forms 3, 4, and 5 furnished to the Company during or with respect to the preceding fiscal year and written representations from certain reporting persons, the Company is not aware of any failure by any reporting person to make timely filings of those Forms as required by Section 16(a) of the Securities Exchange Act of 1934.

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

Executive Compensation

The following table contains information regarding compensation paid by the Company with respect to each of the last three fiscal years to its chief executive officer and to the four other most highly compensated executive officers who were serving at the end of fiscal year 2005 for services rendered to the Company (collectively, the “named executive officers”).

Summary Compensation Table

					Long Term Compensation
	Year	Annual Compensation Salary Bonus ($) ($)(2)			Restricted Stock Award(s) ($)		Securities Underlying Options (#)	All Other Compensation ($)(3)

Michael C. Ferrara (1) Chief Executive Officer	2005 2004 2003	389,519 372,019 323,029		- 519,965 591,974	141,000 233,590 137,988	(1)(2) (1)(2) (1)(2)	32,000 30,000 75,000	10,708 11,949 10,114
Mary E. Chowning Vice President - Finance Chief Financial Officer	2005 2004 2003	270,288 229,231 88,846	(4)	- 213,684 175,177	100,040 83,280 -	(2)	25,000 30,000 5,000	13,025 8,601 5,434
Joan Mariani Andrew Vice President - Global Sales	2005 2004 2003	221,904 220,654 311,425	(5)	- 206,087 232,126	206,082 232,108 -	(2)	25,000 20,000 20,000	12,871 17,880 8,153
Bernard J. Berg Senior Vice President - Engineering	2005 2004 2003	205,885 203,846 200,000		- 189,942 244,343	- - -		25,000 20,000 20,000	21,555 20,759 19,865
Jeffrey L. Smolinski Vice President - Operations	2005 2004 2003	219,904 218,654 189,904		- 204,187 232,008	- - -		25,000 20,000 20,000	22,768 19,004 10,157

(1)

As part of Mr. Ferrara revised employment contract, he received an award of 10,000 shares of restricted stock on December 31, 2005, December 31, 2004 and on December 31, 2003. These restricted shares will become fully vested on December 31, 2006. The price used to calculate the value of the shares was $10.00 for the 2005 award, $16.36 for the 2004 award and $11.80 for the 2003 award, representing the closing prices of X-Rite stock on the day prior to grant. The corresponding market value for the 2005, 2004 and 2003 awards was $300,000 as of December 31, 2005. The shares were issued under the Company’s Second Restricted Stock Plan and are subject to certain restrictions on transfer and risks of forfeiture. Dividends are paid on these shares to the same extent paid on the Company’s common stock.

(2)

Pursuant to the Company’s Cash Bonus Conversion Plan, executive officers had the option to convert their bonuses into common stock. Bonuses were converted at a discount of 50 percent from the market value of the stock at the time the bonus was determined. The Cash Bonus Conversion Plan expired with respect to bonuses for the 2004 fiscal year and was not renewed. The shares received are subject to certain restrictions on transfer and risks of forfeiture. Restrictions lapse as to 20 percent of the shares six months after grant and as to 20 percent on each of the first four anniversaries of the grant date, or as to all shares in the event of death, disability, retirement, or change in control of the Company. Dividends are paid on these shares to the same extent paid on the Company’s common stock. Restricted shares issued under the Cash Bonus Conversion Plan and held at the close of the Company’s fiscal year were Mr. Ferrara 2,132 shares in

2003, 6,051 shares in 2004, and 4,000 shares in 2005; Ms. Chowning 7,200 shares in 2004 and 9,760 shares in 2005; and Ms. Andrew 20,067 shares in 2004, and 20,104 shares in 2005. Corresponding market values net of purchase price paid as of that same date were Mr. Ferrara $13,325 for 2003 and $18,516 for 2004, and $7,200 for 2005; Ms. Chowning $22,032 for 2004 and $17,568 for 2005; and Ms. Andrew $61,405 for 2004 and $36,187 for 2005.

(3)	These amounts represent "matching" contributions by the Company pursuant to its 401(k) Plan, annual premiums for term life insurance, and auto allowance attributable to each named executive officer.

(4)	Mary E. Chowning joined the Company on July 28, 2003 as its Vice President Finance and Chief Financial Officer.

(5)	Included in this amount is base compensation of $190,000 and cost of living, currency and tax differential payments for assignment outside of the U.S.

The following table contains information regarding stock options granted to the named executive officers during the preceding fiscal year.

Option Grants in Last Fiscal Year
	Number of Securities Underlying Options Granted (1)	Percent of Options Granted to All Employees In Fiscal Year	Exercise Price ($/sh)(2)	Expiration Date	Grant Date Present Value ($)(3)

Michael C. Ferrara	32,000	11.0%	$16.40	2/8/15	$253,760
Mary E. Chowning	25,000	8.6%	$16.40	2/8/15	$198,250
Joan Mariani Andrew	25,000	8.6%	$16.40	2/8/15	$198,250
Bernard J. Berg	25,000	8.6%	$16.40	2/8/15	$198,250
Jeffrey L. Smolinski	25,000	8.6%	$16.40	2/8/15	$198,250

(1)

These options are fully vested. On December 27, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested and out-of-the- money (i.e. exercise price above the then-current market price) stock options. The decision to accelerate the vesting of these options was made primarily to reduce the Company’s non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS No. 123(R), Share Based Payment.

(2)	The exercise price is the closing price of the Company’s stock on the day prior to the grant date.

(3)

Present value calculated under the Black-Scholes Valuation Model, assuming a risk-free rate of return of 3.68 percent, 1.02 percent dividend yield, 52 percent volatility, and exercise in 6.0 years. This model is an alternative suggested by the Securities and Exchange Commission, and the Company neither endorses this particular model nor necessarily agrees with the method for valuing options. The future performance of the Company and the price of its shares will ultimately determine the value of these options.

The following table contains information regarding the exercise of options during fiscal 2005 by the named executive officers, as well as unexercised options held by them at fiscal year-end.

Aggregate Option Exercises in Last Fiscal Year and Year-end Values
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year-End (1) Exercisable Unexercisable

Michael C. Ferrara	-	-	154,500	-	125,250	-
Mary E. Chowning	-	-	60,000	-	0	-
Joan Mariani Andrew	-	-	165,000	-	216,900	-
Bernard J. Berg	-	-	165,000	-	216,900	-
Jeffrey L. Smolinski	-	-	120,000	-	90,300	-

(1)	Based upon the closing price of $10.00 per share of common stock on December 30, 2005, which was the last trading day of fiscal year 2005.

Compensation of Directors

Our outside Directors, that is Directors who are not employees of X-Rite, Incorporated, receive an annual retainer of $20,000 ($37,000 for chairperson), plus a meeting fee of $1,000 ($1,500 for chairpersons) for each meeting of the Board or a committee attended with the exception of the Audit Committee where a meeting fee of $1,500 ($2,000 for chairperson) is paid. In addition, each outside director immediately following each Annual Meeting of Shareholders is granted an option to purchase 8,000 shares of the Company’s common stock at a price per share equal to the fair market value on the previous day. Each option has a term of ten years and becomes exercisable six months following the date of issue.

Change in Control and Employment Agreements

Effective as of a change in control of the Company, the Company has made available to its executive officers’ contracts assuring them of continued employment for a period of three years. Following a change in control, if the executive's employment is terminated by the Company during the three-year employment term without good cause, either actually or constructively, the executive is entitled to receive continued compensation and employee benefits for the remainder of the term.

CEO Ferrara has an Employment Agreement with the Company for an initial term of approximately four years, ending December 31, 2007, renewable annually thereafter for three successive one-year periods unless terminated by either party as of the end of the initial term or any renewal term. During its continuation, either party may terminate the Agreement for specified reasons. Mr. Ferrara is entitled to receive cash compensation for a minimum of eighteen months and certain perquisites for the unexpired portion of the then current term if his employment is terminated for any reason other than death, disability, voluntary quit, or discharge for good cause. Mr. Ferrara is obligated not to compete with the Company or solicit its employees for a period of two years after termination of his employment. Mr. Ferrara's Agreement has been coordinated with the above-described change in control arrangement in the event a change in control of the Company occurs.

On October 3, 2005 the Company entered into two employment related agreements with Michael C. Ferrara, its Chief Executive Officer. The first agreement is Amendment No. 1 to the Employment Agreement between X-Rite, Incorporated and Michael C. Ferrara. The amendment modifies provisions of the employment agreement entered into between the Company and Mr. Ferrara dated September 30, 2003. The amendment extends the term of the original agreement by twelve months and provides for automatic renewal periods should both parties elect to do so. Furthermore, it defines the vesting period of restricted stock grants during the extension period and provides certain minimal financial planning benefits to Mr. Ferrara for the years 2005 and beyond. The amendment also defines the method by which either party may terminate it prior to expiration of the then current term, as well as describe the basis for severance pay and benefits calculations.

The Company has also entered into an agreement to provide certain medical, dental and prescription drug benefits to Mr. Ferrara following his employment with the Company. These benefits are comparable to those provided the Company's employees and will be secondary to all Medicare benefits for which Mr. Ferrara is eligible. The Company's obligation under this agreement will expire on December 31, 2015. Should Mr. Ferrara's employment terminate at the completion of his current employment agreement on December 31, 2008 this health plan will be active for a period of seven years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Management

The following table contains information regarding ownership of the Company’s common stock by each director, each named executive officer and all directors and executive officers as a group. The content of this table is based upon information supplied by the persons identified in the table or known to the Company and represents the Company’s understanding of circumstances in existence as of March 1, 2006.

Amount and Nature of Ownership

Name of Beneficial Owner	Shares Beneficially Owned (1)	Exercisable Options(2)	Total	Percent of Class (3)

Chief Executive Officer & Named Executive Officers
Michael C. Ferrara	87,360	154,500	241,860	1.1
Joan Mariani Andrew	55,446	165,000	220,446	1.0
Bernard J. Berg	41,458	165,000	206,458	1.0
Mary E. Chowning	38,058	60,000	98,058	*
Jeffrey L. Smolinski	35,643	120,000	155,643	*
Non-Employee Directors
Peter M. Banks	1,000	54,000	55,000	*
Stanley W. Cheff	5,000	92,000	97,000	*
L. Peter Frieder	5,250	19,551	24,801	*
Paul R. Sylvester	500	26,455	26,955	*
John E. Utley	7,000	54,000	61,000	*
Ronald A. VandenBerg	6,666	64,000	70,666	*
Mark D. Weishaar	3,000	26,455	29,455	*
All Directors and Executive Officers as a Group (13 persons)	317,438	1,058,961	1,376,399	6.1

*Less than one percent

(1)	Each person named in the table has sole voting and investment power with respect to the issued shares listed in this column.

(2)	This column reflects shares subject to options exercisable as of March 1, 2006, or within 60 days thereafter.

(3)	The percentages are calculated on the basis of the number of outstanding shares of common stock plus common stock deemed outstanding pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

Securities Ownership of Certain Beneficial Owners

The following table contains information regarding ownership of the Company’s common stock by persons or entities beneficially owning more than five percent (5%) of the Company's common stock. The content of this table is based upon information contained in Schedules 13G furnished to the Company and represents the Company’s understanding of circumstances in existence as of March 1, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Putnam Investments, Inc. One Post Office Square Boston, MA 02109	1,780,990	8.4
Lord Abbot & Co. LLC 90 Hudson Street Jersey City, NJ 07302	1,634.452	7.1
Ted Thompson 1980 76th Street, SW Byron Center, MI 49315	1,435,800(2)	6.8
Rufus S. Teesdale 3152 East Gatehouse, S.E. Grand Rapids, MI 49546	1,169,911(3)	5.5
Downtown Associates 674 Unionville Road Kennett Square PA 19348	1,099,725	5.2

(1)	The percentages are calculated on the basis of the number of outstanding shares of common stock plus common stock deemed outstanding pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(2)

Mr. Thompson is one of the original founders of the Company. His holdings include 67,500 shares subject to options exercisable within 60 days of March 1, 2006. His holdings include 160,000 shares held by a trust established by Mr. Thompson’s late wife, as to which he disclaims beneficial ownership.

(3)	Mr. Teesdale is one of the original founders of the Company. His holdings include 70,000 shares subject to options exercisable within 60 days of March 1, 2006.

The following table provides information about the Company’s equity compensation plans as of December 31, 2005.

Equity Compensation Plan Summary
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders	2,096,461(1)	$12.22	4,114,495(2)
Equity compensation plans not approved by shareholders	0	n/a	0

Total	2,096,461	$12.22	4,114,495

(1)

Represents outstanding options to purchase the Company’s Common Stock granted under the X-Rite, Incorporated 2003 and 1993 Employee Stock Option Plans, as amended and restated, and the X-Rite, Incorporated 2003 and 1993 Outside Directors Stock Option Plans, as amended and restated.

(2)

Represents options available to purchase the Company’s common stock under the X-Rite, Incorporated 2003 Employee Stock Option Plan and the X-Rite Incorporated 2003 Outside Director Stock Option Plan. Included are 955,456 shares available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other Arrangements

The Company has not adopted any long-term incentive plan or any defined benefit or actuarial plan, as those terms are defined in the applicable regulations promulgated by the Securities and Exchange Commission.

At the time former Chairman Ted Thompson retired from his position as the Company's Chief Executive Officer and retired from day-to-day management of the Company's affairs, the Company entered into an agreement with Mr. Thompson for the purpose of defining an ongoing relationship with the Company. In addition to specifying his responsibilities, compensation, and benefits, the agreement provided for compensation and insurance benefits for a period of five years after conclusion of his service as Chairman. On September 13, 2001, Mr. Thompson retired as Chairman of the Company and an amendment to that agreement was entered into providing Mr. Thompson certain health benefits in lieu of certain compensation. Mr. Thompson is obligated not to compete with the Company for a period ending two years after termination of the agreement.

Any director of the Corporation serving prior to February 10, 2004, who serves the shorter of at least: (i) nine years or (ii) three maximum length terms of office as a director and who either resigns as a director or does not stand for reelection, shall be entitled to be considered for the position of "Director Emeritus." If nominated by the Nominating and Governance Committee and elected by the Board of Directors, a Director Emeritus shall continue in that position for a period equal to the time served as a regular director prior to February 10, 2004, or until an earlier resignation or death. During their tenure, Directors Emeritus shall be given notices of all meetings of the Board of Directors, and they shall perform such consulting services for the Corporation as the Board of Directors may reasonably request from time to time. Directors Emeritus shall be entitled to attend and participate in all such meetings of the Board of Directors, except that they may not vote and they shall not be counted for purposes of determining a quorum. Directors Emeritus shall receive an annual cash retainer fee equal to the lesser of: (i) the annual cash retainer fee in place at the time the director resigned as a director or did not stand for reelection; or (ii) the annual cash retainer fee in place at any time during the period such director holds the position of Director Emeritus, and shall be entitled to reimbursement for expenses of attendance at meetings of the Board, but they shall receive no other compensation from the Corporation. Currently, there are six (6) individuals who hold the Director Emeritus position and receive an annual cash retainer fee of $20,000 each. They are Marvin DeVries, James Knister, Rufus Teesdale, Ted Thompson, Charles VanNamen and Glenn Walters. Messrs. Teesdale and Thompson each beneficially own more than five percent (5%) of the Company’s common stock as reported in the Securities Ownership of Certain Beneficial Owners chart that appears in this Proxy Statement.

Certain Relationships and Related Transactions

XR Ventures, LLC is a joint venture between the Company and Peter M. Banks and James A. Knister. The main focus of XR Ventures was to find, acquire, develop, and operate interests in businesses or technologies important to the growth of new markets for the Company. Prior to December 2003, Dr. Banks and Mr. Knister were responsible for the day-to-day operations of XR Ventures with input from the Company. The Company funded all acquisitions made by XR Ventures and, in exchange, will receive its investment back in full before any distributions are made. The Company will receive 80 percent of the gains on investments. Dr. Banks and Mr. Knister will receive 20 percent of the gains on investments. Dr. Banks and Mr. Knister are reimbursed for their expenses, but receive no salary or additional Board fees relating to XR Ventures. The Company reached the XR Ventures arrangement with Dr. Banks and Mr. Knister through arms-length negotiation, in which the Company was represented by it regular counsel and Dr. Banks and Mr. Knister were represented by separate counsel. In December of 2003, the Company, Dr. Banks and Mr. Knister amended the XR Ventures, LLC agreement, and Dr. Banks and Mr. Knister resigned as managing members in XR Ventures, LLC. Dr. Banks and Mr. Knister remain members of XR Ventures, LLC, but have no formal day to day operating duties.

The Company entered into a five year lease on October 2, 2000 on a facility owned by a partnership in which Stanley W. Cheff is a fifty percent partner. The Company paid $198,416 of rent during 2005 for this facility. As of January 1, 2006, the Company is no longer leasing the facility and has vacated the premises.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 2005, have been audited by Ernst & Young LLP, independent public accountants

The aggregate fees billed by Ernst & Young LLP for the 2005 and 2004 fiscal years are as follows:

	2005	2004

Audit Fees	$405,391	$567,344

Audit Related Fees	39,130	5,500

Tax Fees	11,000	13,095

Other Fees	-	-

	$455,521	$585,939

Audit fees include amounts incurred for the annual audits of the Company’s consolidated financial statements, interim reviews of quarterly financial information and statutory audits. Other audit related fees include amounts billed for services that are unrelated to the annual audit, such as S-8 filings and accounting research tool fees. Fees billed for tax services primarily include tax compliance services.

Preapproval Policy for Auditor Services

The Audit Committee's policy is to preapprove all audit and nonaudit services provided by the Company's independent auditors. These services may include audit services, audit related services, tax services, and other services. Preapproval is generally provided for up to one (1) year and any preapproval is detailed as to a particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated preapproval authority to its Chairperson when expedition of service is necessary. Both the Company's independent auditors and management are required to periodically report to the whole Audit Committee regarding the extent of services provided by the Company's independent auditors in accordance with this preapproval policy, and the fees for such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

April 27, 2006	/s/ Mary E. Chowning
Mary E. Chowning, Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 27th day of April, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

* Dr. Peter M. Banks, Director	* Stanley W. Cheff, Director

* Michael C. Ferrara, Director	* L. Peter Frieder, Director

* Paul R. Sylvester, Director	* John E. Utley, Director

* Ronald A. Vandenberg, Director	* Mark D. Weishaar, Director

* By: /s/ Mary E. Chowning As: Attorney-in-fact

EXHIBIT INDEX

1(1)	First Lien Credit and Guaranty Agreement dated January 30, 2006, between X-Rite, Incorporated and Goldman Sachs Credit Partners L.P. (previously filed as an exhibit to the Original 10-K)

1(2)	Second Lien Credit and Guaranty Agreement dated January 30, 2006, between X-Rite, Incorporated and Goldman Sachs Credit Partners L.P. (previously filed as an exhibit to the Original 10-K)

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

10(28)

Special Post Employment Health Plan for Michael C. Ferrara (incorporated by reference to Exhibit 10.2 of X-Rite, Incorporated’s current report on Form 8-K filed with the commission on October 6, 2005).

10(29)	Schedule of Executive Compensation for the Company’s Officers (filed as exhibit to Form 8-K dated November 21, 2005 (Commission File No. 0-14800) and incorporated herein by reference)

10(30)

Schedule of Executive Option and restricted Stock Compensation for the Company’s Officers (filed as exhibit to Form 8-K dated February 10, 2006 (Commission File No. 0-14800) and incorporated herein by reference)

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team, (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference)

21	Subsidiaries of the registrant (previously filed as an exhibit to the Original 10-K)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes -Oxley Act of 2002