Form 10-Q
period 2006-04-01
X RITE INC
filed 2006-05-11
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 1, 2006

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

On May 1, 2006, the number of shares of the registrant’s common stock, par value $.10 per share outstanding was 21,339,657.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	April 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,283	$6,496
Short-term investments	13,647	14,863
Accounts receivable, less allowance of $1,265 in 2006 and $1,185 in 2005	29,164	33,536
Inventories	19,760	17,631
Deferred income taxes	2,254	2,140
Prepaid expenses and other current assets	2,868	1,967

	70,976	76,633

Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,511	17,513
Machinery and equipment	20,904	20,849
Furniture and office equipment	17,362	17,164
Construction in progress	15,907	1,640

	73,962	59,444
Less accumulated depreciation	(36,667)	(35,772)

	37,295	23,672

Other assets:
Cash surrender values (founders policies)	21,219	20,956
Goodwill	8,966	8,951
Capitalized software (net of accumulated amortization of $1,961 in 2006 and $1,342 in 2005)	7,395	7,327
Deferred income taxes	2,836	2,853
Other intangibles, net	3,694	3,875
Other noncurrent assets	4,321	3,368

	48,431	47,330

	$156,702	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	April 1, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$13,365	$—
Accounts payable	4,107	5,733
Accrued liabilities:
Payroll and employee benefits	4,323	5,948
Income taxes	2,839	4,243
Other	3,709	3,716

	28,343	19,640

Long-term liabilities	413	413

Shareholders’ investment:
Common stock	2,125	2,124
Additional paid-in capital	17,105	17,158
Retained earnings	106,810	107,105
Accumulated other comprehensive income	1,906	1,721
Stock conversion program	—	(526)

	127,946	127,582

	$156,702	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$30,020	$27,625
Cost of sales	10,582	10,101

Gross profit	19,438	17,524

Operating expenses:
Selling and marketing	8,926	8,492
Research, development and engineering	4,900	3,875
General and administrative	4,899	4,907
Integration planning costs	553	—

	19,278	17,274

Operating income	160	250

Other, net	223	(78)
Write down of other investments	—	(315)

Income (loss) before income taxes	383	(143)

Income taxes	147	152

Net income (loss)	$236	$(295)

Earnings (loss) per share, basic and diluted	$.01	$(.01)

Cash dividends per share	$.025	$.025

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	April 1, 2006	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$236	$(295)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	988	919
Amortization	803	559
Allowance for doubtful accounts	5	144
Deferred income taxes (credit)	(97)	60
Share-based compensation	286	52
Tax benefit from stock options exercised	—	128
Other	(2)	300
Changes in operating assets and liabilities:
Accounts receivable	4,532	3,439
Inventories	(2,035)	(658)
Prepaid expenses and other current assets	(1,842)	(507)
Accounts payable	(1,630)	(967)
Income taxes	(1,399)	(1,687)
Other current and non current liabilities	(1,674)	(2,763)

Net cash used for operating activities	(1,829)	(1,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	3,436	500
Proceeds from maturities of short-term investments	465	100
Purchases of short-term investments	(2,685)	(1,865)
Capital expenditures	(14,613)	(1,438)
Investment in founders life insurance, net	(263)	94
Increase in other assets	(687)	(972)
Other	19	(275)

Net cash used for investing activities	(14,328)	(3,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	13,365	—
Dividends paid	(531)	(535)
Issuance of common stock	183	1,017

Net cash provided by financing activities	13,017	482

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(73)	164

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,213)	(4,486)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,496	9,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,283	$5,207

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 2006 and the results of its operations and its cash flows for the three months ended April 1, 2006 and April 2, 2005. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such adjustments are of a normal and recurring nature.

NOTE 2—NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43 chapter 4, Inventory Pricing. This statement clarifies that abnormal amounts of idle facility expense, freight handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. The provisions of SFAS 151 are required to be applied for fiscal years beginning after June 15, 2005. As such, the Company was required to adopt the provisions of SFAS 151 as of January 1, 2006. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), effective for fiscal years beginning after December 15, 2005. This Statement replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes (“APB 20”), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The Company will apply the provisions of SFAS 154 if any future voluntary changes in accounting principles are made.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 7 to the condensed consolidated financial statements for information on the impact of the Company’s adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of tax free variable rate demand notes, which are stated at market value with unrealized gains and losses on such securities reflected net of tax as accumulated other comprehensive income in shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are classified as current assets. The Company’s short-term investments are due on demand without specific maturities.

Investment income recognized in the condensed consolidated statements of operations from these investments totaled approximately $0.1 million and $0.04 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

The carrying value of the Company’s investments is as follows (in thousands):

	April 1, 2006
	Cost	Unrealized Loss	Market Value
Investments:
State and municipal securities	$13,637	$—	$13,637
Preferred stocks	10	—	10

	$13,647	$—	$13,647

	December 31, 2005
	Cost	Unrealized Loss	Market Value
Investments:
State and municipal securities	$14,854	$—	$14,854
Preferred stocks	10	(1)	9

	$14,864	$(1)	$14,863

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$6,175	$6,392
Work in process	5,808	5,948
Finished goods	7,777	5,291

Total	$19,760	$17,631

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

During the first quarter of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc., valued at $11.0 million in cash and stock. During the first two quarters of 2005, the Company made final cash and stock payments of $0.9 and $0.8 million, respectively, as required in the purchase agreement. These payments were recorded as additional goodwill.

A summary of changes in goodwill by reporting unit for the three months ended April 1, 2006, consisted of the following (in thousands):

	December 31, 2005	Foreign Currency Adjustments	Acquisitions	April 1, 2006
X-Rite, Incorporated	$303	$—	$—	$303
Monaco Systems	7,221	—	—	7,221
X-Rite, Ltd.	1,206	9	—	1,215
X-Rite, Mediterranee	221	6	—	227

Total	$8,951	$15	$—	$8,966

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

A summary of changes in intangible assets for the three months ended April 1, 2006, consisted of the following (in thousands):

	December 31, 2005	Amortization	Foreign Currency Adjustments	Additions	April 1, 2006
Customer relationships	$2,332	$(88)	$—	$—	$2,244
Trademarks and trade names	807	(21)	—	—	786
Technology and patents	407	(36)	(1)	—	370
Covenants	329	(35)	—	—	294

Total	$3,875	$(180)	$(1)	$—	$3,694

Estimated amortization expense for intangible assets as of April 1, 2006 for each of the succeeding years is as follows (in thousands):

Remaining 2006	$540
2007	701
2008	485
2009	241
2010	197

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS

401(k) Retirement Savings Plans

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas.

Share-Based Compensation Plans

Description of Share-Based Compensation Plans

Employee Stock Purchase Plan - The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased.

Cash Bonus Conversion Plan - The Company had a Cash Bonus Conversion Plan which expired with the usage of fiscal 2004 bonuses. This plan was allotted up to 400,000 shares of stock and provided an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, up to an amount equal to their annual cash bonus. Shares were issued in the name of the employee, who maintained all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse by 20 percent after six months and an additional 20 percent annually thereafter. The difference between the purchase price and the fair value of the restricted stock at the date of purchase for shares subject to forfeiture provisions is charged to expense as the forfeiture provisions lapse.

Stock Option Plans - The Company has two stock option plans covering 4.0 million shares of common stock. These plans permit options to be granted to key employees and the Company’s Board of Directors. Options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant which range from immediate to two year vesting. No options are exercisable after ten years from the date of grant.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Restricted Stock Plan - The Company also has a restricted stock plan covering 400,000 shares of common stock. Shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by a committee appointed by the Board of Directors, but in no event shall have a duration period in excess of ten years.

Valuation of Share-Based Compensation

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Restricted stock awards are valued at opening market price on the date of grant. All options and awards are amortized over their requisite service periods, which are the same as their vesting periods. All options and awards cliff vest based upon either service or performance conditions. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

Expected Term – Expected term estimates are based upon prior exercise, cancellation, and expiration history, which the Company believes to be representative of future behavior. The Company has considered the effects of analyzing expected term separately for different groups of employees, and has concluded that historical exercise patterns are not significantly different between groups. Therefore, one expected term is used for all options.

Expected Volatility –The expected volatility is based upon historical volatility of the Company’s stock for a period of time equivalent to that of the expected term of the option. Consideration is given to unusual factors that might cause the historical period to be unrepresentative of future expectations.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of option grant for zero-coupon issues with terms equivalent to the expected term of the options.

Dividends – The Company’s dividend yield is calculated as the percentage of dividends issued on shares relative to the average market price of those shares and is calculated over an historical period equivalent to that of the expected term of the option.

Forfeitures – The Company applies an estimated forfeiture rate to options as they vest. SFAS 123(R) requires forfeiture to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Accuracy of Fair Value Estimates – The Black-Scholes model is a trading option-pricing model that does not consider the non-traded nature of employee stock options, the restrictions on trading, lack of transferability or the ability of the employees to forfeit options prior to expiration. If the model adequately permitted consideration of these characteristics, the resulting stock option valuations may be different. In addition, the valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s employee stock options.

The Company used the following assumptions in valuing options granted during the three months ended April 1, 2006 and April 2, 2005:

	April 1, 2006	April 2, 2005
Dividend yield	1.0%	1.0%
Volatility	57% – 58%	52%
Risk - free interest rates	4.5% – 4.7%	3.6% – 3.8%
Expected term of options	7 years	6 years

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Impact of Adoption of SFAS 123R

Prior to January 1, 2006, the Company’s employee and outside director share-based compensation plans were accounted for under the measurement and recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no compensation expense was recognized for stock options because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant. In addition, no compensation expense was recognized for shares purchased under the Employee Stock Purchase Plan. In accordance with SFAS 123, Accounting for Stock-Based Compensation, the Company provided pro forma disclosures for each period as if the Company had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

On January 1, 2006, the Company adopted SFAS 123(R), Share Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The following table reflects the impact of the adoption of SFAS 123(R) on the Company’s operations and earnings per share due to the expensing of options granted and purchases under the Employee Stock Purchase Plan during the three months ended April 1, 2006 (in thousands).

Three Months Ended April 1, 2006
Share-based compensation expense before taxes	$192
Income tax benefit	(25)

Reduction of net income due to share-based compensation expense	$167

Reduction of net income per share
Basic	$.01

Diluted	$.01

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits for deductions resulting from the exercise of stock options as operating cash flows on the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. For the three month period ended April 1, 2006, excess tax benefits were nominal and, therefore, are not shown as a separate financing activity in the Statement of Cash Flows.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

As discussed in Note 2, prior to January 1, 2006 the Company accounted for share-based employee compensation under APB 25, therefore no compensation expense was recognized for stock options or shares issued under the Employee Stock Purchase Plan. Had compensation expense for the Company’s share-based compensation plans been determined based upon the fair value at the grant dates, consistent with SFAS 123, the Company’s net loss and net loss per share prior to the adoption of SFAS 123(R) would have been as follows (in thousands):

Three Months Ended April 2, 2005
Net loss
Net Loss – as reported	$(295)
Deduct: Share-based compensation expense, fair value method (net of income tax)	(324)

Pro forma net loss	$(619)

Basic and diluted net loss per share
As reported	$(.01)

Pro forma	$(.03)

On December 27, 2005, the Board of Directors of the Company approved the acceleration of vesting for unvested and out of the money (exercise price above current market price) stock options. As a result of this action, options to purchase 396,000 shares of common stock, that otherwise would have vested in 2006 and 2007, became fully vested. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R). As a result of this vesting acceleration, the Company will reduce its non-cash compensation expense related to these options by approximately $0.8 million (pre-tax) in the aggregate over the Company’s 2006 and 2007 fiscal years, based on estimated value calculated using the Black-Scholes option-pricing model. The remaining pro-forma compensation expense under SFAS 123 relating to these early vested options was recognized in 2005 for the pro-forma disclosures presented above.

Stock Option and Award Activity and Share-Based Compensation Expense

Restricted Stock Awards

Activity under the Company’s existing Restricted Stock Plan for the three months ended April 1, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2006	38,790	$12.59
Granted	82,210	11.61
Vested	(790)	12.16

Unvested balance at April 1, 2006	120,210	$11.92

The total fair value of shares vested, determined as of the release date, during the three months ended April 1, 2006 was $8,700. During the three months ended April 2, 2005, there were no restricted shares granted and the total fair value of shares vested, determined as of the release date, was $9,800.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Stock Options

The following activity occurred under the Company’s existing option plans for the three months ended April 1, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	2,111,461	$12.26
Granted	255,820	11.65
Exercised	(7,000)	8.98
Cancelled	(75,000)	14.45

Outstanding at April 1, 2006	2,285,281	$12.13	5.82	$4,909

Vested and expected to vest at April 1, 2006	2,269,809	$12.14	5.79	$4,884

Exercisable at April 1, 2006	2,029,461	$12.19	5.31	$4,492

The aggregate intrinsic value of options outstanding as of April 1, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

The weighted average grant date fair value of options granted during the three months ended April 1, 2006 was $6.60 per share. The total intrinsic value of options exercised, determined as of the exercise date, during the three months ended April 1, 2006 was $17,000. During the three months ended April 2, 2005 the weighted average grant date fair value of options granted was $7.90 per share and the total intrinsic value of options exercised, determined as of the exercise date, was $805,200.

Total share-based compensation expense recognized in the Statement of Operations for the three months ended April 1, 2006 was $286,000, consisting of the following: $170,700 related to options, $47,100 related to restricted share awards, $21,200 related to the Employee Stock Purchase Plan, and $47,000 related to the Cash Bonus Conversion Plan. All share-based compensation expense is recorded the Statement of Operations in the line in which the salary of the individual receiving the benefit is recorded. The total income tax benefit recognized related to this compensation was $41,700 for the same period. As of April 1, 2006, there was unrecognized compensation cost for non-vested share-based compensation of $1,415,000 related to options and $907,400 related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.39 and 2.18 years, respectively.

Cash received from option exercises was $62,800 during the three months ended April 1, 2006. The actual tax benefit that was recognized related to these option exercises was $6,000.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except shares amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005
Numerators:
Net income (loss) numerators for both basic and diluted EPS	$236	$(295)

Denominators:
Denominators for basic EPS-weighted-average common shares outstanding	21,241	21,036
Dilutive potential shares	263	—

Denominators for diluted EPS	21,504	21,036

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,296,000 for the three month period ended April 1, 2006. Had the Company not recorded a loss, the number of stock options that would have been excluded from the calculation of diluted earnings per share for the three month period ended April 2, 2005 was 408,000.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized losses on short-term investments. Comprehensive income was $0.4 million for the three months ended April 1, 2006; versus a comprehensive loss of ($0.8) million for the three months ended April 2, 2005.

NOTE 10—ACQUISITIONS AND DIVESTITURES

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at April 1, 2006 is approximately $0.4 million, which represents the discounted value of the remaining note payments at that date.

NOTE 11—SHORT-TERM BORROWINGS

The Company maintains a revolving line of credit agreement with a bank, which provides for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement (5.39 percent at April 1, 2006). The borrowings are unsecured and no compensating balances are required under the agreement. The Company incurred short-term borrowings of $13.4 million under the revolving line of credit as of April 1, 2006. The Company was in compliance with all covenants relating to the line of credit as of April 1, 2006.

All borrowings relate exclusively to the acquisition of the Company’s new corporate headquarters in Kentwood, Michigan. While the building is undergoing renovation, interest payments in connection with the Company’s short-term borrowings are being capitalized. As of April 1, 2006 the Company has capitalized $0.1 million of interest. The $13.4 million outstanding on the revolving line of credit as of April 1, 2006, is expected to be repaid through the sale of the Company’s current corporate headquarters.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 12—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At April 1, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 policy year, and no payments have been made through April 1, 2006 relating to the 2006 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

NOTE 13—INCOME TAXES

The Company recorded income tax expense of $0.1 million against pre-tax income of $0.4 million for the three months ended April 1, 2006. The effective income tax rate for the three months ended April 1, 2006 was 38.4 percent. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States.

For the three months ended April 2, 2005, the Company recorded an income tax expense of $0.2 million against a pre-tax loss of $0.1 million. The provision calculation was negatively impacted by state income tax expense of $0.2 million recorded in connection with settlements of audits for prior years.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 14—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 150,000 British Pounds or approximately $0.3 million as of April 1, 2006.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 14—CONTINGENCIES, COMMITMENTS, AND GUARANTEES – continued

On January 30, 2006, the Company entered into an agreement (the “Acquisition Agreement”) with Amazys Holding AG (Amazys) to purchase all of the outstanding registered shares of Amazys (the “Acquisition”). Amazys is a color management solutions company that develops, markets, and supports hardware, software, and services under the GregtagMacbeth brand. Amazys is a Swiss public company based in Regensdorf, Switzerland, and traded on the SWX Swiss Stock Exchange. On March 23, 2006, the Company launched a tender offer (“offer”) for the Amazys shares. Under the tender offer, the Amazys stockholders will receive in exchange for their Amazys common stock, a combination of cash and shares of X-Rite, Incorporated common stock. The Company estimates the acquisition payments to Amazys stockholders will total approximately $280 million or $59.69 per share (CHF 77 per share) plus 2.11 shares of the Company common stock per share of Amazys common stock. The Company has filed a registration statement in connection with the issuance of new shares to complete this transaction.

In connection with the cash portion of the consideration payable pursuant to the Acquisition Agreement (and for working capital purposes), the Company has entered into the following credit agreements with Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent: (i) a six-year term loan facility in an approximate aggregate principal amount of $120 million and a five-year revolving credit facility in an approximate aggregate principal amount of $40 million (collectively, the “First Lien Facility”), and (ii) a seven-year term loan facility in an approximate aggregate principal amount of $60 million (the “Second Lien Facility”). Under the First Lien Facility and the Second Lien Facility, the lenders have agreed to provide, on the applicable funding effective date as set forth in such agreements, the Company with senior secured credit facilities in an aggregate principal amount of up to approximately $220 million. Both facilities will require monthly interest payments based on a variable interest rate.

The Board of Directors of the Company and Amazys have given their respective approvals to the transaction, which is subject to customary closing conditions. The completion of the agreement is subject to approval by the stockholders of the Company. The tender offer is conditioned on 70 percent of Amazys’ fully diluted shares being tendered as well as other conditions in accordance with Swiss takeover regulations. Subject to the aforementioned approvals, the acquisition is expected to close in the third quarter of 2006.

The Company’s product warranty reserves are nominal.

NOTE 15—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

Overview of the Company

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Graphic Arts, Retail, and Industrial.

First Quarter Highlights

•	Record first quarter net sales of $30.0 million compared with $27.6 million in the first quarter of 2005

•	Continued commitment to new product strategy with the successful launch of new plate reader technology, Plate Scope, at IPEX trade show

•	Gross margins increased to 64.7 percent in the first quarter versus 63.4 percent in the first quarter of 2005

•	Adoption of new accounting for stock options and equity awards under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Compensation (“SFAS 123(R)”) resulting in a charge of $0.2 million in Q1 2006

•	Purchase of new corporate headquarters site for approximately $13.4 million

•	Launch of tender offer for acquisition of Amazys and in-depth integration planning

The Company reported record first quarter 2006 net sales of $30.0 million, an 8.7 percent increase over the first quarter of prior year. Due to the strengthening dollar, foreign currency translation had an unfavorable impact of $0.6 million on sales in the first quarter of 2006. Net sales, excluding the impact of foreign currency translation, increased 10.9 percent in the first quarter versus the prior year first quarter.

Revenue growth was driven by strong performances in virtually all of the Company’s categories and geographies. The Asia-Pacific region posted impressive growth of 50.0 percent while North America and Latin America achieved expected growth levels of 7.8 percent and 16.7 percent, respectively, in the first quarter versus the first quarter of last year. On a category basis, growth in net sales was primarily driven by the Graphic Arts and Retail groups, which grew by 13.2 and 9.8 percent, respectively, over the first quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Gross margins as a percent of net sales were 64.7 percent, compared with 63.4 percent in the first quarter of 2005. Operating income was $0.2 million versus $0.3 million in the first quarter of 2005. The Company reported net income in the first quarter of 2006 of $0.2 million, or $0.01 per diluted share, versus a net loss of $0.3 million, or $0.01 per diluted share, in the first quarter of 2005.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three months ended April 1, 2006 and April 2, 2005 (in millions):

	Three Months Ended
	April 1, 2006		April 2, 2005
Net sales	$30.0	100.0%	$27.6	100.0%
Cost of sales	10.6	35.3	10.1	36.6

Gross profit	19.4	64.7	17.5	63.4

Operating expenses	19.2	64.0	17.2	62.3

Operating income	0.2	0.7	0.3	1.1

Other income (expense)	0.2	0.7	(0.1)	(0.4)
Write-down of other investments		—	(0.3)	(1.1)

Income (loss) before tax	0.4	1.4	(0.1)	(0.4)
Income tax (credit)	0.2	0.7	0.2	.7

Net income (loss)	$0.2	0.7%	$(0.3)	(1.1)%

Net Sales

Consolidated

Net sales for the first quarter of 2006 were $30.0 million compared with $27.6 million in 2005, an increase of $2.4 million, or 8.7 percent. The increase was primarily driven by growth in the Graphic Arts business unit, which increased $1.5 million, or 13.2 percent, compared with the first quarter of 2005. Growth in net sales was also seen in the Retail and Light business units, which increased $0.5 million, or 9.8 percent, and $0.4 million, or 16.0 percent, respectively, compared with the first quarter of 2005. The Company’s Industrial and Other business units remained flat compared with first quarter 2005. Geographically, all regions reported revenue growth over the first quarter of 2005, with the exception of Europe. The North America and Asia Pacific regions increased $1.2 million, or 7.8 percent, and $1.7 million, or 50.0 percent, respectively, compared with the first quarter of 2005. The decline in quarter over quarter net sales in Europe of $0.6 million, or 7.3 percent, was attributable to the negative effects of foreign exchange rates. Foreign exchange rates decreased consolidated net sales by $0.6 million for the first quarter of 2006. Sales in Latin America remained flat compared with the first quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Sales By Product Line (in millions)

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Graphic Arts, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the three months ended April 1, 2006 and April 2, 2005 (in millions):

	Three Months Ended
	April 1, 2006		April 2, 2005
Graphic Arts	$12.9	43.0%	$11.4	41.3%
Industrial	7.5	25.0	7.5	27.2
Retail	5.6	18.7	5.1	18.5
Light	2.9	9.7	2.5	9.0
Other	1.1	3.6	1.1	4.0

Total	$30.0	100.0%	$27.6	100.0%

Graphic Arts

The Graphic Arts product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. The Graphic Arts products group recorded net sales of $12.9 million for the first quarter of 2006 compared with $11.4 million for the prior year first quarter, an increase of $1.5 million, or 13.2 percent. The two categories of Graphic Arts, Printing and Digital Imaging, contributed $7.0 million and $5.9 million, respectively, in net sales for the first quarter of 2006 compared with $5.9 million and $5.5 million, respectively, for the first quarter of 2005. The $1.1 million, or 18.6 percent, increase in Printing net sales reflects the successful launch of the Intellitrax product late in 2005. The increase in net sales due to Intellitrax was off-set slightly by a decline in sales of portables due to a strong competitive environment. The $0.4 million, or 7.3 percent, increase in Digital Imaging net sales was caused primarily by increases in DPT densitometer sales, including the new Pulse and DTP-70 products, which continue to gain market acceptance.

Geographically, growth was noted in Graphic Arts sales in all regions. Net sales in the North America and Asia Pacific regions increased $0.6 million, or 11.5 percent, and $0.9 million, or 59.9 percent, respectively, compared with the first quarter of 2005. Higher Graphic Arts sales volumes in Europe helped offset the negative effects of foreign exchange rates and led to an increase in net sales of $0.1 million, or 2.9 percent compared with the first quarter of 2005.

Industrial

The Industrial products group provides color measurement solutions for the automotive and process control markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as the refinishing and non-automotive process control markets. Industrial sales in the first quarter of 2006 were flat compared with the first quarter of 2005. The Asia Pacific Industrial business recovered from a weak first quarter in 2005, recording growth of $0.7 million, or 81.4 percent, quarter over quarter. North America recorded slight growth over prior year first quarter, increasing $0.1, or 6.4 percent. These increases were off-set by a decline in Europe of $0.7 million, or 23.7 percent, due in part to the negative impact of foreign exchange rates.

Retail

The Retail products group markets its paint matching and home décor product lines under the Match-Rite label to home improvements centers, mass merchants and paint retailers. Sales in the Retail products group were $5.6 million for the first quarter of 2006 compared with $5.1 million for the first quarter of 2005, an increase of $0.5 million, or 9.8 percent. The growth in the Retail products group continues to be driven by strong sales in the North American paint matching market, the Company’s largest retail market. North American Retail sales increased $0.4 million, or 9.3 percent, over the first quarter of 2005. This growth is attributable to continued penetration of the large home improvement center, co-operative hardware chain, and second tier paint markets. Europe and Latin America also contributed to the growth, recording quarter over quarter increases for the first quarter of $0.1 million each.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Light

X-Rite services the light measurement markets through its Labsphere and Optronik subsidiaries. These subsidiaries provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Light sales increased $0.4 million, or 16.0 percent, in the first quarter of 2006 compared with the first quarter of 2005. This growth is attributable to Labsphere, as the markets for LED and telecom products have continued to improve. Optronik sales were flat compared with first quarter 2005.

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. The dental product line provides color-matching technology to the cosmetic dental industry through ShadeVision systems. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Other product sales for the first quarter of 2006 remained flat compared with prior year at $1.1 million.

Cost of Sales and Gross Profit

Gross profit for the first quarter of 2006 was $19.4 million compared with $17.5 million for the first quarter of 2005, an increase of $1.9 million. Significant factors contributing to the increase in gross profit include $1.6 million related to increased volumes and $0.4 million related to a refund claim of certain value added taxes on sales in Europe. Gross profit as a percentage of net sales for the first quarter of 2006 was 64.7 percent, compared with 63.4 percent for the first quarter of 2005. Gross profit as a percentage of sales is expected to remain in the 63-66 percent range throughout 2006.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	April 1, 2006		April 2, 2005
Selling and marketing	$8.9	29.7%	$8.5	30.8%
Research, development and engineering	4.9	16.3	3.8	13.8
General and administrative	4.9	16.3	4.9	17.7
Integration planning costs	0.5	1.7	—	—

Total	$19.2	64.0%	$17.2	62.3%

Total operating expenses were $19.2 million for the first quarter of 2006 compared with $17.2 million for the first quarter of 2005, an increase of $2.0 million, or 11.6 percent.

Selling and Marketing

Selling and marketing expenses were $8.9 million for the first quarter of 2006 compared with $8.5 million of expenses for the first quarter of 2005. The $0.4 million, or 4.7 percent, increase over prior year is primarily attributable to higher salaries and commissions, partially off-set by the impact of a strengthening dollar on foreign exchange rates. Despite the increase in selling and marketing costs, these expenses declined as a percentage of sales to 29.7 percent for the first quarter of 2006 from 30.8 percent for the first quarter of 2005.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses were $4.9 million for the first quarter of 2006 compared with $3.8 million for the first quarter of 2005. The $1.1 million, or 28.9 percent, increase in 2006 is primarily attributable to increases in compensation, consulting, and relocation and recruitment, all incurred in order to further develop new technology and products. RD&E expenses as a percentage of net sales were 16.3 and 13.8 percent for the first quarters of 2006 and 2005, respectively. The Company intends to maintain investments in RD&E in the range of 12 to 14 percent of net sales for the full 2006 year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

General and Administrative

General and Administrative (G&A) expenses totaled $4.9 million for the first quarter of both 2006 and 2005. Quarter over quarter increases were noted in compensation and bonuses, health insurance costs, and use taxes. In addition, G&A expenses for the first quarter of 2006 contained $0.1 million of charges relating to the expensing of share-based compensation in accordance with SFAS 123(R), which was adopted on January 1, 2006. See Note 7 to the condensed consolidated financial statement for further discussion of the impact of adoption of SFAS 123(R). These increases were offset by the positive effects of foreign exchange rates, decreases in travel, and gains on the cash surrender value of the life Insurance policies held in connection with the Founders’ Share Redemption Program. As a percentage of net sales, general and administrative expenses decreased from 17.7 percent for the first quarter of 2005 to 16.3 percent for the first quarter of 2006.

Integration Planning Costs

Included in the first quarter 2006 operating expenses are $0.5 million of costs that the Company has incurred related to the planning for the integration of the pending Amazys acquisition. These costs include costs related to personnel working on integration planning, travel, and outside consultants working on strategic planning and culture and synergy assessments. All costs included in this caption are completely related to the integration and include no normal business operating costs.

Other Income (Expense)

Other income (expense) consists of investment income, investment impairments, and losses from foreign exchange. The Company’s investment portfolio consists primarily of tax-free variable rate demand notes and corporate securities.

Write Down of Other Investments

In prior years the Company had made $12.2 million of investments through its strategic venture capital group, XR Ventures, LLC (XRV). Each investment represents less than twenty percent of the respective portfolio companies. The investments have been recorded at cost since the Company does not exercise significant influence over the operating and financial policies of each portfolio company.

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

Income Taxes

The Company recorded income tax expense of $0.2 million against pre-tax income of $0.4 million for the three months ended April 1, 2006. The effective income tax rate for the three months ended April 1, 2006 was 38.4 percent. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States.

For the three months ended April 2, 2005, the Company recorded an income tax expense of $0.2 million against a pre-tax loss of $0.1 million. The provision calculation was negatively impacted by state income tax expense of $0.2 million recorded in connection with settlements of audits for prior years.

The U.S statutory rate for both tax years was 35.0 percent.

Net Income

The Company recorded net income of $0.2 million for the first quarter of 2006. For the comparable period in 2005, the Company recorded a net loss of $0.3 million. On a per share basis, the 2006 first quarter fully diluted net income per share was $0.01. Net loss per share for the first quarter of 2005 was $0.01.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was slightly higher in 2006 due to shares being issued in connection with the Company’s employee stock programs and stock option activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended		Increase (Decrease)
	April 1, 2006	April 2, 2005
Net cash flow provided by (used in):
Operating activities	$(1.8)	$(1.3)	$(0.5)
Investing activities	(14.3)	(3.9)	(10.4)
Financing activities	13.0	0.5	12.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2	(0.3)

Net decrease in cash and cash equivalents	(3.2)	(4.5)	1.3
Cash and cash equivalents, beginning of period	6.5	9.7	(3.2)

Cash and cash equivalents, end of period	$3.3	$5.2	$(1.9)

Cash, Cash Equivalents and Short Term Investments

At April 1, 2006, the Company had cash and cash equivalents of $3.3 million and short-term investments of $13.6 million. Short-term investments consist primarily of tax-free variable rate demand notes. Of the combined $16.9 million in cash and short-term investments at quarter end, approximately $2.2 million was held by subsidiaries outside of the United States. It is the Company’s intent to maintain a liquid portfolio to fund operating initiatives and other business opportunities as they arise.

Foreign exchange rates decreased the cash balances by approximately $0.1 million at April 1, 2006.

Operating Activities

Net cash used in operating activities was $1.8 and $1.3 million for the first three months of 2006 and 2005, respectively. In 2006, cash used in operating activities consisted of net income of $0.2 million adjusted for non-cash items of $2.0 million and net cash used for operating assets and liabilities of $4.0 million. Significant adjustments for non-cash items included $1.8 million in depreciation and amortization charges and $0.3 million in share-based compensation expense. The use of operating funds was due to changes in working capital requiring the use of cash, partially offset by a $4.5 million decrease in accounts receivable.

In 2005, net cash used for operating activities consisted of a net loss of $0.3 million adjusted for non-cash items of $2.2 million and net cash used for changes in operating assets and liabilities of $3.2 million. The adjustments for non-cash items included $1.5 million in depreciation and amortization charges. Operating funds were also provided by a decrease in accounts receivable of $3.4 million, offset by an increase in inventory levels of $0.7 million and decreases in accounts payable, income taxes payable, and other current and non-current liabilities of $1.0, $1.7, and $2.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance gains and expenses related to the Founders’ Shares Redemption Program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Net cash used for investing activities during the first three months of 2006 was $14.3 million compared with $3.9 million used during the first three months of 2005. Significant cash used for investing activities in 2006 included capital expenditures of $14.6 million, primarily related to the purchase of a new corporate headquarters and related renovation costs, increases in capitalized software costs of $0.7 million, and purchases of short-term investments of $2.7 million. Funding these activities were net proceeds from sales and maturities of short-term investments of $3.9 million as well as short-term borrowings under the Company’s revolving line of credit of $13.4 million.

Significant cash used for investing activities in the first three months of 2005 included capital expenditures of $1.4 million, net purchases of short term investments of $1.9 million and an increase in other assets of $1.0 million. Funding for these activities was generated by operating cash flows and periodic sales of short-term investments.

As of April 1, 2006, the Company had short-term investments of $13.6 million compared with $14.9 million at December 31, 2005. An allowance for unrealized gains and losses related to this portfolio has been established. Changes to the allowance are reported as a component of accumulated other comprehensive income. The investment market values approximated cost at April 1, 2006 and December 31, 2005. Therefore, the allowance was nominal.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. The Company did not make any premium payments for the 2005 policy year, and no payments have been made through April 1, 2006 relating to the 2006 policy year. The Company does not expect to make premium payments for 2006 and does not expect this to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

Capital expenditures for the three months ended April 1, 2006 were $14.6 million. Included in these expenditures is $13.8 million related to the purchase of the Company’s new corporate headquarters and related renovation costs. In order to fund the purchase of the building, the Company recorded short-term borrowings of $13.4 million under the revolving line of credit as of April 1, 2006. In addition to the purchase of the building, the Company had additional capital expenditures of $1.2 million primarily related to purchases of machinery, equipment, computer hardware and software. The Company anticipates capital expenditures for the remainder of 2006 will be approximately $15.8 million, including approximately $9.7 million related to the Company’s relocation of its headquarters to a new building and $6.1 million related to global information technology upgrades and the purchase of machinery, hardware and software to support both current operations as well as expanded research and developments efforts.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan, and the payment of dividends on its common stock outstanding.

During the first quarter of 2006, the Company issued 17,655 shares of common stock in connection option exercises and purchases under the Employee Stock Purchase Plan, which generated $0.2 million of cash. In addition, 82,210 shares were granted under the Company’s Restricted Stock Plan. During the first quarter of 2005, the Company issued 124,428 shares of common stock in connection with options exercises and purchases under the Employee Stock Purchase Plan and Cash Bonus Conversion Plan, generating $1.0 million in cash.

The Company paid quarterly dividends at a rate of $.025 per share in the first quarter of both 2006 and 2005, requiring the use of $0.5 million of cash in each quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company maintains a revolving line of credit agreement with a bank, which provides for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement (5.39 percent at April 1, 2006). The borrowings are unsecured and no compensating balances are required under the agreement. During the first quarter of 2006, the Company drew $13.4 million on its short-term revolving line of credit in order to fund the purchase of its new corporate headquarters. While the building is undergoing renovation, all interest payments in connection with the Company’s short-term borrowings are being capitalized. As of April 1, 2006 the Company has capitalized $0.1 million of interest. The $13.4 million outstanding on the revolving line of credit as of April 1, 2006, is expected to be repaid through the sale of the Company’s current corporate headquarters.

In connection with the pending Amazys acquisition and for working capital purposes, the Company has entered into the following credit agreements with Goldman Sachs Credit Partners L.P. as administrative agent and collateral agent: (i) a six-year term loan facility in an approximate aggregate principal amount of $120 million and a five-year revolving credit facility in an approximate aggregate principal amount of $40 million (collectively, the “First Lien Facility”), and (ii) a seven-year term loan facility in an approximate aggregate principal amount of $60 million (the “Second Lien Facility”). Under the First Lien Facility and the Second Lien Facility, the lenders have agreed to provide, on the applicable funding effective date as set forth in such agreements, the Company with senior secured credit facilities in an aggregate principal amount of up to approximately $220 million. Both facilities will require monthly interest payments based on a variable interest rate.

The Company believes its current liquidity, future cash flows, short-term investments, bank credit lines, and secured indebtedness give it the financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the funding of operations, completion of the Amazys acquisition, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs. The Company’s revolving line of credit of $20.0 million and capital expenditure line of credit of $5.0 million will be refinanced in connection with the new debt facility incurred as part of the Amazys acquisition.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sales of these policies, which has been included as a component of Operating Income. At April 1, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 policy year, and no payments have been made through April 1, 2006 relating to the 2006 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

New Corporate Headquarters

On February 14, 2006, the Company purchased a new corporate headquarters and manufacturing facility in Kentwood, Michigan, for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit. This facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. State and Local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Renovations to the building have begun, with completion and the subsequent move expected to occur in the third quarter of 2006. The Company is marketing its current corporate headquarters and manufacturing facility for sale.

Acquisitions and Divestitures

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at April 1, 2006 is approximately $0.4 million, which represents the discounted value of the remaining note payments at that date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Pending Acquisition

On January 30, 2006, the Company entered into an agreement (the “Acquisition Agreement”) with Amazys Holding AG (Amazys) to purchase all of the outstanding registered shares of Amazys (the “Acquisition”). Amazys is a color management solutions company that develops, markets, and supports hardware, software, and services under the GregatMacbeth brand. Amazys is a Swiss public company, based in Regensdorf, Switzerland and traded on the SWX Swiss Stock Exchange. On March 23, 2006, the Company launched a tender offer (“offer”) for the Amazys shares. Under the tender offer the Amazys stockholders will receive in exchange for their Amazys common stock a combination of cash and shares of X-Rite, Incorporated common stock. The Company estimates the acquisition payments to Amazys stockholders will total approximately $280 million or $59.69 per share (CHF 77 per share) plus 2.11 shares of the Company common stock per share of Amazys common stock. The Company has filed a registration statement in connection with the issuance of new shares to complete this transaction.

In connection with the cash portion of the consideration payable pursuant to the Acquisition Agreement (and for working capital purposes), the Company has entered into the following credit agreements with Goldman Sachs Credit Partners L.P. as administrative agent and collateral agent: (i) a six-year term loan facility in an approximate aggregate principal amount of $120 million and a five-year revolving credit facility in an approximate aggregate principal amount of $40 million (collectively, the “First Lien Facility”), and (ii) a seven-year term loan facility in an approximate aggregate principal amount of $60 million (the “Second Lien Facility”). Under the First Lien Facility and the Second Lien Facility, the lenders have agreed to provide, on the applicable funding effective date as set forth in such agreements, the Company with senior secured credit facilities in an aggregate principal amount of up to approximately $220 million. Both facilities will require monthly interest payments based on a variable interest rate.

The Board of Directors of the Company and Amazys have given their respective approvals to the transaction, which is subject to customary closing conditions. The completion of the agreement is subject to approval by the stockholders of the Company. The tender offer is conditioned on 70 percent of Amazys’ fully diluted shares being tendered as well as other conditions in accordance with Swiss takeover regulations. Subject to the aforementioned approvals, the acquisition is expected to close in the third quarter of 2006.

Critical Accounting Policies and Estimates

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since December 31, 2005.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43 chapter 4, Inventory Pricing. This statement clarifies that abnormal amounts of idle facility expense, freight handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. The provisions of SFAS 151 are required to be applied for fiscal years beginning after June 15, 2005. As such, the Company was required to adopt the provisions of SFAS 151 as of January 1, 2006. The adoption of SFAS 151 did not have an effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), effective for fiscal years beginning after December 15, 2005. This Statement replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes (“APB 20”), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The Company will apply the provisions of SFAS 154 if any future voluntary changes in accounting principles are made.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 7 to the condensed consolidated financial statements for information on the impact of the Company’s adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

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

Changes in Internal Control Over Financial Reporting.

There have been no material changes in internal control over financial reporting that occurred during the quarter ended April 1, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Items 1, 1A, 2, 3, 4, and 5 are inapplicable and have been omitted.

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

X-RITE, INCORPORATED

May 11, 2006	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer and President

May 11, 2006	/s/ Mary E. Chowning
Mary E. Chowning
Vice President and Chief Financial Officer