Form 10-Q
period 2006-07-01
X RITE INC
filed 2006-08-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For The Quarterly Period Ended July 1, 2006

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by checkmark whether the Registrant is a shell company. Yes     No X

On August 1, 2006, the number of shares of the registrant’s common stock, par value $.10 per share, outstanding was 28,582,868.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	July 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,341	$6,496
Short-term investments	—	14,863
Accounts receivable, less allowance of $1,264 in 2006 and $1,185 in 2005	25,040	33,536
Inventories	20,101	17,631
Deferred income taxes	1,964	2,140
Derivative financial instruments	2,465	—
Prepaid expenses and other current assets	2,204	1,967

	72,115	76,633
Property plant and equipment:
Land	2,278	2,278
Buildings and improvements	17,519	17,513
Machinery and equipment	21,239	20,849
Furniture and office equipment	18,103	17,164
Construction in progress	17,944	1,640

	77,083	59,444
Less accumulated depreciation	(37,362)	(35,772)

	39,721	23,672
Other assets:
Cash surrender values (founders policies)	20,918	20,956
Goodwill	9,055	8,951
Capitalized software (net of accumulated amortization of $2,607 in 2006 and $1,342 in 2005)	7,459	7,327
Pending acquisition transaction and financing costs	5,772	—
Other intangibles, net	3,523	3,875
Deferred income taxes	2,746	2,853
Other noncurrent assets	2,546	3,368

	52,019	47,330

	$163,855	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	July 1, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$13,500	$—
Accounts payable	8,375	5,733
Accrued liabilities:
Payroll and employee benefits	4,506	5,948
Income taxes	3,611	4,243
Derivative financial instruments	290	—
Other	3,092	3,716

	33,374	19,640

Long-term liabilities	332	413

Shareholders’ investment:
Common stock	2,127	2,124
Additional paid-in capital	17,732	17,158
Retained earnings	107,897	107,105
Accumulated other comprehensive income	2,393	1,721
Stock conversion program	—	(526)

	130,149	127,582

	$163,855	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$31,972	$32,955	$61,992	$60,580
Cost of sales	12,501	11,442	23,083	21,543

Gross profit	19,471	21,513	38,909	39,037

Operating expenses:
Selling and marketing	9,183	9,033	18,109	17,525
Research, development and engineering	4,361	4,092	9,261	7,967
General and administrative	4,744	5,410	9,643	10,317
Integration planning costs	579	—	1,132	—
Founders’ insurance gain	—	(1,154)	—	(1,154)

	18,867	17,381	38,145	34,655

Operating income	604	4,132	764	4,382

Gain on derivative instruments, net	2,175	—	2,175	—
Write-down of other investments	—	(17)	—	(332)
Other, net	66	91	289	13

Income before income taxes	2,845	4,206	3,228	4,063

Income taxes	1,225	1,262	1,372	1,414

Net income	$1,620	$2,944	$1,856	$2,649

Earnings per share:
Basic	$.08	$.14	$.09	$.13

Diluted	$.07	$.14	$.09	$.12

Cash dividends per share	$.025	$.025	$.05	$.05

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	July 1, 2006	July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,856	$2,649
Adjustments to reconcile net income to net cash provided for operating activities:
Depreciation	1,987	1,892
Amortization	1,666	1,182
Allowance for doubtful accounts	97	141
Deferred income taxes	283	910
Gain on sale of life insurance policies	—	(1,154)
Share-based compensation	707	—
Tax benefit from stock options exercised	17	131
Gain on derivative instruments, net	(2,175)	—
Other	(70)	382
Changes in operating assets and liabilities:
Accounts receivable	8,964	1,133
Inventories	(2,108)	(183)
Prepaid expenses and other current assets	(5,143)	(441)
Accounts payable	2,617	(667)
Income taxes	(620)	(788)
Other current and non current liabilities	(2,313)	(1,270)

Net cash provided by operating activities	5,765	3,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	18,619	500
Proceeds from maturities of short-term investments	552	200
Purchases of short-term investments	(4,310)	(4,765)
Capital expenditures	(18,007)	(2,632)
Investment in founders life insurance, net	37	43
Proceeds from sales of life insurance policies	—	2,455
Increase in other assets	(1,431)	(2,246)
Acquisitions	—	(750)
Other	100	(208)

Net cash used for investing activities	(4,440)	(7,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	13,500	—
Dividends paid	(1,064)	(1,062)
Issuance of common stock	379	1,251

Net cash provided by financing activities	12,815	189

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(295)	237

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,845	(3,060)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,496	9,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,341	$6,633

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 2006 and the results of its operations and its cash flows for the three and six month periods ended July 1, 2006 and July 2, 2005, respectively. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such adjustments are of a normal and recurring nature.

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

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3—SHORT-TERM INVESTMENTS

In June 2006, the Company liquidated its investment portfolio to provide funding for its acquisition of Amazys Holdings AG, as more fully described in Note 17. Prior to this liquidation, the Company classified its short-term investments as available-for-sale securities. Such short-term investments consisted primarily of tax free variable rate demand notes, which were stated at market value with unrealized gains and losses on such securities reflected net of tax as accumulated other comprehensive income in shareholders’ investment. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Investment income recognized in the condensed consolidated statements of operations from these investments totaled approximately $0.1 million and $0.06 million for the six months ended July 1, 2006 and July 2, 2005, respectively.

The carrying value of the Company’s investments at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Loss	Market Value
Investments:
State and municipal securities	$14,854	$—	$14,854
Preferred stocks	10	(1)	9

	$14,864	$(1)	$14,863

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$6,393	$6,392
Work in process	5,684	5,948
Finished goods	8,024	5,291

Total	$20,101	$17,631

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—INVESTMENTS CARRIED AT COST

In 2000, the Company formed a strategic venture capital group XR Ventures, LLC (XRV), whose mission was to direct and manage the Company’s investments in start up companies in the high technology field. The Company retained a majority interest in XRV with the minority interest held by its managers, Mr. James A. Knister and Dr. Peter M. Banks. At the inception of XRV, Mr. Knister and Dr. Banks were also members of the Board of Directors of X-Rite, Incorporated, positions from which they have subsequently retired. The Company funded acquisitions made by XRV and in exchange will receive its investment back in full before any distributions are made. Since inception, XRV has made investments in eleven different entities totaling $12.2 million. Each investment represented less than 20 percent of the ownership of the respective investee. Because the Company is unable to exercise significant influence over the operating and financial policies of each respective investee, the investments were recorded at cost.

As of January 3, 2004, all venture capital investments have been fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken. The Company has not made any investments during the first six months ended July 1, 2006.

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

A summary of changes in goodwill by reporting unit for the six months ended July 1, 2006, consisted of the following (in thousands):

	December 31, 2005	Foreign Currency Adjustments	Acquisitions	July 1, 2006
X-Rite, Incorporated	$303	$—	$—	$303
Monaco Systems	7,221	—	—	7,221
X-Rite, Ltd.	1,206	86	—	1,292
X-Rite, Mediterranee	221	18	—	239

Total	$8,951	$105	$—	$9,055

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

A summary of changes in intangible assets for the six months ended July 1, 2006, consisted of the following (in thousands):

	December 31, 2005	Amortization	Foreign Currency Adjustments	Additions	July 1, 2006
Customer relationships	$2,332	$(176)	$—	$—	$2,156
Trademarks and trade names	807	(43)	2	—	766
Technology and patents	407	(73)	5	—	339
Covenants	329	(69)	2	—	262

Total	$3,875	$(361)	$9	$—	$3,523

Estimated amortization expense for intangible assets as of July 1, 2006 for each of the succeeding years is as follows (in thousands):

Remaining 2006	$360
2007	701
2008	485
2009	241
2010	212

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

Valuation of Share-Based Compensation

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Restricted stock awards are valued at opening market price on the date of grant. Options and awards either cliff vest or are subject to graded vesting based upon either service or performance conditions. All options and awards are amortized on a straight-line basis over their requisite service periods, which are the same as their vesting periods. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

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

Forfeitures – The Company applies an estimated forfeiture rate to options as they vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

There were no options granted during the three months ended July 1, 2006. The Company used the following assumptions in valuing options granted during the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended	Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005
Dividend yield	1.0%	1.0%	1.0%
Volatility	52%	57% –58%	52%
Risk - free interest rates	3.6% – 3.8%	4.5% - 4.7%	3.6% - 3.9%
Expected term of options	6 years	7 years	6 years

Impact of Adoption of SFAS 123(R)

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

The following table reflects the impact of the adoption of SFAS 123(R) on the Company’s operations and earnings per share due to the expensing of options granted and purchases under the Employee Stock Purchase Plan during the three and six month periods ended July 1, 2006 (in thousands).

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Share-based compensation expense before taxes	$307	$499
Income tax benefit	(43)	(68)

Reduction of net income due to share-based compensation expense	$264	$431

Reduction of net income per share
Basic	$.01	$.02

Diluted	$.01	$.02

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ investment. In accordance with SFAS 123(R), on January 1, 2006 the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Prior to the adoption of SFAS 123(R), the Company presented tax benefits for deductions resulting from the exercise of stock options as operating cash flows on the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. For the three and six month periods ended July 1, 2006, excess tax benefits were nominal and, therefore, are not shown as a separate financing activity in the Statement of Cash Flows.

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

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net Income
Net Income – as reported	$2,944	$2,649
Deduct: Share-based compensation expense, fair value method (net of income tax)	(419)	(744)

Pro forma net income	$2,525	$1,905

Basic net income per share
As reported	$.14	$.13

Pro forma	$.12	$.09

Diluted net income per share
As reported	$.14	$.12

Pro forma	$.12	$.09

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Stock Option and Award Activity and Share-Based Compensation Expense

Restricted Stock Awards

Activity under the Company’s existing Restricted Stock Plan for the six month period ended July 1, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2006	38,790	$12.59
Granted	87,710	11.68
Vested	(1,290)	10.16

Unvested balance at July 1, 2006	125,210	$11.98

The total fair value of shares vested, determined as of the release date, during the six months ended July 1, 2006 was $14,200. During the six months ended July 2, 2005, there were no restricted shares granted and the total fair value of shares vested, determined as of the release date, was $15,500.

Stock Options

The following activity occurred under the Company’s existing option plans for the six months ended July 1, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	2,111,461	$12.26
Granted	255,820	11.65
Exercised	(17,000)	9.27
Forfeited	(5,000)	11.61
Expired	(170,000)	16.14

Outstanding at July 1, 2006	2,175,281	$11.91	5.82	$2,285

Vested and expected to vest at July 1, 2006	2,164,054	$11.91	5.80	$2,285

Exercisable at July 1, 2006	1,924,461	$11.95	5.32	$2,285

The aggregate intrinsic value of options outstanding as of July 1, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

The weighted average grant date fair value of options granted during the six months ended July 1, 2006 was $6.60 per share. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was $47,700. During the six months ended July 2, 2005 the weighted average grant date fair value of options granted was $7.47 per share and the total intrinsic value of options exercised, determined as of the exercise date, was $814,100.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS - continued

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Statement of Operations for the three and six month periods ended July 1, 2006 was as follows (in thousands):

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Options	$291.6	$462.3
Restricted Stock	82.4	129.5
Employee Stock Purchase Plan	15.2	36.4
Cash Bonus Conversion Plan	47.1	94.1

Total share-based compensation expense	$436.3	$722.3

All share-based compensation expense is recorded in the Statement of Operations in the line in which the salary of the individual receiving the benefit is recorded. The total income tax benefit recognized related to this compensation was $71,600 and $113,300, respectively, for the three and six month periods ended July 1, 2006. As of July 1, 2006, there was unrecognized compensation cost for non-vested share-based compensation of $1,123,400 related to options and $895,100 related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.13 and 1.95 years, respectively.

Cash received from options exercised during the six months ended July 1, 2006 was $157,600. The actual tax benefit that was recognized related to these option exercises was $16,700.

NOTE 8—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except shares amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Numerators:
Net income numerators for both basic and diluted EPS	$1,620	$2,944	$1,856	$2,649

Denominators:
Denominators for basic EPS- weighted-average common shares outstanding	21,343	21,160	21,251	21,098
Dilutive potential shares	299	213	281	271

Denominators for diluted EPS	21,642	21,373	21,532	21,369

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,293,000 and 1,295,000, respectively, for the three and six month periods ended July 1, 2006 and 621,500 and 541,500, respectively, for the three and six month periods ended July 2, 2005.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 9—COMPREHENSIVE INCOME

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized losses on short-term investments. Comprehensive income was $2.1 and $2.5 million for the three and six month periods respectively, ended July 1, 2006; and $2.2 and $1.4 million for the three and six month periods respectively, ended July 2, 2005.

NOTE 10—ACQUISITIONS AND DIVESTITURES

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received installment payments of $0.1 million in June of both 2005 and 2006, which were recorded as gains at those times. The remaining deferred gain at July 1, 2006 is approximately $0.3 million, which represents the discounted value of the remaining note payments at that date.

NOTE 11—SHORT-TERM BORROWINGS

The Company has maintained a revolving line of credit agreement with a bank, which provided for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement. Borrowings under this facility were unsecured and no compensating balances were required under the agreement. In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under this agreement in connection with the acquisition of its new corporate headquarters and manufacturing facility in Kentwood, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s current headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007.

The Company’s revolving line of credit agreement has been terminated in conjunction with the credit agreement entered into with Goldman Sachs Credit Partners L.P. as part of the acquisition of Amazys Holdings A.G. (See Note 17 Subsequent Events)

NOTE 12—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At July 1, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 12—FOUNDERS’ STOCK REDEMPTION AGREEMENTS-continued

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 policy year, and no payments have been made through July 1, 2006 relating to the 2006 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

NOTE 13—INCOME TAXES

The Company recorded income tax expense of $1.2 and $1.4 million for the three and six month periods ended July 1, 2006, respectively. The effective income tax rate for the three month and six month periods were 43.1 and 42.5 percent respectively. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States.

The Company recorded an income tax expense of $1.3 million and $1.4 million for the three and six months ended July 2, 2005, respectively. The effective income tax rates for the first six months and second quarter of 2005 were 34.8 percent and 30.0 percent, respectively. The provision calculations were negatively impacted by recognition of $0.2 million of additional state income taxes in connection with settlements of audits for prior years.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 150,000 British Pounds or approximately $0.3 million as of July 1, 2006.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘SFAS 133’), as amended. As a result the Company recognized all derivative financial instruments, such as foreign exchange contracts and interest rate swaps, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded periodically in income or in shareholders’ investment as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).

Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income, net of taxes.

The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with the cash portion of the purchase price of the acquisition of Amazys Holding AG. At July 1, 2006, the Company had foreign exchange contracts with a notional value of CHF 260.1 million outstanding that were not designated as hedges as they did not meet the criteria specified by SFAS 133. As of July 1, 2006, an asset of $2.2 million has been recognized for the fair value of these foreign currency forward exchange contracts. This item increased net income and income per share by $1.3 million and $.05 and $.06 per share net of tax, respectively, for the three and six months ended July 1, 2006.

NOTE 17—SUBSEQUENT EVENTS

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG, a listed company incorporated in Switzerland (“Amazys”). In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis.

Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and CHF 77 in cash for each tendered Amazys share. The aggregate consideration paid by the Company in the Offer was approximately 7,221,458 shares of common stock and approximately CHF 263.5 million, or $213.6 million, in cash.

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

The Company intends promptly to initiate the compulsory acquisition process under Swiss law. Under the Swiss compulsory acquisition process, subject to approval by the relevant Swiss authorities, each Amazys share that remains outstanding will be cancelled and converted into the right to receive the Offer consideration.

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

SECOND QUARTER HIGHLIGHTS

■	Second quarter net sales of $32.0 million, compared to $33.0 million in the second quarter of 2005
■	Cost control measures reduced comparable operating costs by $0.7 million in second quarter
■	Successful launch of three new products expected to ship in the second half of 2006, including the Vericolor Spectro, PlateScope and Matchstik 1.1
■	Company completes in-depth integration plan and day one planning for Amazys acquisition
■	Company completes tender offer for acquisition of Amazys on July 5, 2006

The Company reported second quarter 2006 net sales of $32.0 million, a 3.0 percent decrease versus the second quarter of last year. The impact of foreign currency translation on sales was minimal in the second quarter. Gross margins were 60.9 percent compared to 65.2 percent in the year ago quarter. Operating income was $0.6 million versus $4.1 million in the second quarter of 2005. Operating income, as a percentage of sales was 1.9 percent and 12.4 percent for the second quarters of 2006 and 2005, respectively.

For the first half of 2006 the Company reported net sales of $62.0 million, a 2.3 percent increase versus the first half of last year. The impact of foreign currency translation on sales was unfavorable in the first half of 2006 and decreased net sales by approximately 1 percent. Gross margins were 62.7 percent compared to 64.4 percent in the year ago first half. Operating income was $0.8 million versus $4.4 million in the first half of 2005. Operating income, as a percentage of net sales was 1.3 percent and 7.3 percent for the first halves of 2006 and 2005, respectively.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Total operating expenses increased by $1.5 million over the second quarter of 2005, including one-time expenses of $0.6 million related to integration planning for the Amazys acquisition and $0.4 million related to share-based compensation expense under SFAS 123(R). Also contributing to the increase over 2005 is a one-time gain of $1.2 million included in 2005 related to the sale of insurance policies. Excluding these items, operating expenses would have declined by $0.7 million.

The Company reported net income in the second quarter of 2006 of $1.6 million, or $0.7 cents per diluted share, versus $2.9 million, or $.14 cents per diluted share in the second quarter of 2005. For the first half of 2006 net income was $1.9 million, or $.09 cents per diluted share, versus $2.6 million or $.12 cents per diluted share for the first half of 2005. Net income in 2006 was impacted by a pre-tax gain of $2.2 million on foreign currency hedging contracts related to the cash portion of the Amazys acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and six months ended July 1, 2006 and July 2, 2005 (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
Net sales	$32.0	100.0%	$33.0	100.0%	$62.0	100.0%	$60.6	100.0%
Cost of sales	12.5	39.1	11.5	34.8	23.1	37.3	21.6	35.6

Gross profit	19.5	60.9	21.5	65.2	38.9	62.7	39.0	64.4

Operating expenses	18.9	59.0	17.4	52.8	38.1	61.4	34.6	57.1

Operating income	0.6	1.9	4.1	12.4	0.8	1.3	4.4	7.3

Other income	—	—	0.1	0.3	0.3	0.5	—	—
Gain on derivative instruments, net	2.2	6.9	—	—	2.2	3.5	—	—
Write-down of other investments	—	—	—	—	—	—	(0.3)	(0.5)

Income before tax	2.8	8.8	4.2	12.7	3.3	5.3	4.1	6.8
Income tax	1.2	3.8	1.3	3.9	1.4	2.2	1.5	2.5

Net income	$1.6	5.0%	$2.9	8.8%	$1.9	3.1%	$2.6	4.3%

Net Sales

Consolidated

Net sales for the second quarter of 2006 were $32.0 million, a decrease of $1.0 million, or 3.0 percent over the second quarter in 2005. Year to date net sales for the second quarter of 2006 were $62.0 million, an increase of $1.4 million, or 2.3 percent over the same period in 2005. For the second quarter of 2006, net sales in the Graphic Arts, Industrial, and Retail business units decreased $0.1 million, $0.6 million, and $0.8 million, respectively, compared with second quarter 2005. These declines were partially offset by increases in the Company’s Light business, which posted a $1.1 million, or 39.3 percent, increase over second quarter 2005. The year to date increase in net sales was driven by growth in the Light business, as well as improvements in the Graphic Arts business unit. Light net sales for the first half of 2006 increased $1.6 million, or 30.2 percent, over prior year while Graphic Arts net sales increased $1.4 million, or 5.6 percent, over prior year. Partially offsetting these increases were decreases in net sales in the Industrial and Retail business units, which decreased $0.5 million, or 3.1 percent, and $0.4 million, or 3.5 percent, respectively over the first half of 2005.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Geographically, Asia Pacific and Latin America performed well in both the second quarter and year to date periods of 2006 compared with the same periods in 2005. Asia Pacific grew $1.2 million, or 23.4 percent, over second quarter 2005 and $2.9 million, or 33.3 percent over the 2005 year to date period. Latin America posted a year to date increase in net sales of $0.2 million, or 15.4 percent. Net Sales in Europe and North America declined compared to 2005 for both the second quarter and year to date periods. Net sales in Europe for the second quarter and year to date periods of 2006 declined $0.6 million, or 6.7 percent, and $1.2 million, or 7.3 percent, respectively, compared with 2005. Net sales in North America for the second quarter and year to date periods in 2006 declined $1.8 million, or 9.6 percent, and $0.5 million, or 1.4 percent, respectively, compared with 2005.

As the Company’s primary foreign exchange impact is from the Euro and the Pound Sterling, the impact of fluctuations in exchange rates is seen primarily in the Company’s European operations. Foreign currency effects on the second quarter net sales were nominal and resulted in a $0.6 million unfavorable effect for the year to date period.

Net Sales By Product Line

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Graphic Arts, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the three and six months ended July 1, 2006 and July 2, 2005 (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
Graphic Arts	$13.7	42.8%	$13.8	41.8%	$26.6	42.9%	$25.2	41.6%
Industrial	7.8	24.4	8.4	25.5	15.4	24.8	15.9	26.2
Retail	5.5	17.2	6.3	19.1	11.0	17.8	11.4	18.8
Light	3.9	12.2	2.8	8.5	6.9	11.1	5.3	8.8
Other	1.1	3.4	1.7	5.1	2.1	3.4	2.8	4.6

Total	$32.0	100.0%	$33.0	100.0%	$62.0	100.0%	$60.6	100.0%

Graphic Arts

The Graphic Arts product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the second quarter of 2006, the Graphic Arts products group recorded a decrease in net sales of $0.1 million, or 0.7 percent, compared with second quarter 2005. On a year to date basis, Graphic Arts net sales increased $1.4 million, or 5.6 percent, compared with the same period in 2005. The two categories of Graphic Arts, Printing and Digital Imaging, contributed $8.0 million and $5.7 million in net sales, respectively, for the second quarter of 2006 and $15.0 million and $11.6 million, respectively, on a year to date basis. For 2005, Printing and Digital Imaging contributed $7.6 million and $6.2 million in net sales, respectively, for the second quarter and $13.4 million and $11.8 million, respectively, on a year to date basis. The increase in printing sales, on both a quarterly and year to date basis, is a result of the successful launch of the Intellitrax product late in 2005. The increase due to Intellitrax was partially offset by a decline in portables sales due to the market maturing and strong competition. In the Digital Imaging product lines, slight decreases were realized on a quarterly and year to date basis. There is significant overlap of the X-Rite and Amazys Digital Imaging product offerings, which we believe has resulted in customers delaying purchases as they await product rationalization decisions by the combined entity.

Geographically, Graphic Arts sales in Asia Pacific remained strong during the second quarter, increasing $0.7 million, or 25.8 percent, over 2005 and bringing the year to date increase over 2005 to $1.6 million, or 37.8 percent. Sales in the second quarter in Latin America also showed improvement over prior year, increasing $0.2 million on for the quarter and $.3 million on a year to date basis. Growth in Asia Pacific and Latin America were partially offset by declines in Europe of $0.8 million, or 24.1 percent, for the second quarter and $0.7, or 10.8 percent, on a year to date basis compared with 2005. Sales in North America declined $0.2 million, or 3.7 percent, for the second quarter compared with 2005, while year to date results were $0.3 million, or 3.1 percent, above 2005 results for the same period.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Industrial

The Industrial products group provides color measurement solutions for the automotive and process control markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as the non-automotive process control markets. Industrial net sales in the second quarter of 2006 declined $0.6 million, or 7.1 percent, compared with the second quarter of 2005. Year to date net sales declined $0.5 million, or 3.1 percent, compared with the same period of the prior year. These quarterly and year to date decreases are due primarily to softness in the auto refinish business, order timing and, we believe, market response to the uncertainty surrounding the Amazys acquisition.

Geographically, Industrial sales in Asia Pacific continued to show improvement over 2005 levels, increasing 2.4 percent for the second quarter and $0.7 million, or 31.8 percent, for the year to date period. Net Sales in Europe decreased $0.2 million, or 8.5 percent, for the second quarter and $1.0 million, or 16.5 percent, for the half year, partially due to the negative impact of currency exchange rates and revenue declines in the Company’s German operations. Net Sales in North America declined $0.3 million, or 13.2 percent, for the second quarter and $0.2 million, or 4.3 percent, for the half year.

Retail

The Retail products group markets its paint matching products under the Match-Rite label to home improvements centers, mass merchants and paint retailers. Net Sales in the Retail products group declined $0.8 million, or 12.7 percent, for the second quarter and $0.4 million, or 3.5 percent, for the year to date period compared with 2005. These declines are attributable to several factors, including deferral of roll out plans at large retailers and paint companies in North America, slower growth in new store openings at large retailers, and delays in Matchstik 1.1 launch and production. The Matchstik 1.1 is scheduled to ship in the third quarter of this year and, as of the end of the second quarter, had a backlog of over 3,000 units.

Light

X-Rite services the light measurement markets through its Labsphere and Optronik subsidiaries. These subsidiaries provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Light sales for the second quarter of 2006 increased $1.1 million, or 39.3 percent, compared with the second quarter of 2005. On a year to date basis, Light sales increased $1.6 million, or 30.2 percent, compared with 2005. These increases are primarily due to improvements in the LED and telecom markets, as well as strong demand for Optronik’s new gonio software that was launched in late 2005.

Other

The Company’s product lines denoted as Other generally provide products and services to the medical and dental industries. The dental product line provides color-matching technology to the cosmetic dental industry through ShadeVision systems. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Other product sales for the second quarter of 2006 decreased $0.6 million, or 35.3 percent, compared with the same period in 2005. On a year to date basis, Other product sales decreased $0.7 million, or 25.0 percent, compared with 2005. The medical business continued to weaken during the second quarter, as technology shifts from film-based radiology to digital. We believe that the decline in the dental business is primarily attributable to the anticipated launch of the Company’s new Shade-X product line, which has a significantly lower price point and an enhanced ergonomic design. The Company currently has contracts with committed volume levels for the Shade-X product totaling approximately $10 million over three years. Shade-X is expected to begin shipping in late 2006.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit for the second quarter of 2006 was $19.5 million compared with $21.5 million for the second quarter of 2005, a decrease of $2.0 million. On a year to date basis, gross margins were $38.9 million in 2006 compared with $39.0 million in 2005, a decrease of $0.1 million. Significant factors affecting the year to date decline in gross profit include increases in inventory scrap and obsolescence reserves of $0.4 million, offset by favorable manufacturing variance and price, volume mix. The increase in inventory reserves includes the impact of reserving non-Rohs-Wees compliant components that are no longer used in production. The manufacturing variances and product mix and pricing components are not unusual variances and typically fluctuate from quarter to quarter. Gross profit as a percentage of net sales for the second quarter of 2006 and 2005 was 60.9 percent and 65.2 percent, respectively. Gross profit as a percentage of net sales for the year to date periods in 2006 and 2005 was 62.7 percent and 64.4 percent, respectively.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
Selling and marketing	$9.2	28.7%	$9.1	27.6%	$18.1	29.2%	$17.5	28.9%
Research, development and engineering	4.4	13.7	4.1	12.4	9.3	15.0	8.0	13.2
General and administrative	4.7	14.7	5.4	16.4	9.6	15.4	10.3	17.0
Founders Insurance gain	—	—	(1.2)	(3.6)	—	—	(1.2)	(2.0)
Integration planning costs	0.6	1.9	—	—	1.1	1.8	—	—

Total	$18.9	59.0%	$17.4	52.8%	$38.1	61.4%	$34.6	57.1%

Selling and Marketing

Selling and marketing expenses for the second quarter and half year of 2006 increased by $0.1 million, or 1.1 percent, and $0.6 million, or 3.4 percent compared to the same periods in 2005. Selling and marketing costs increased as a percentage of sales from 27.6 percent to 28.7 percent for the second quarter of 2006 compared to 2005 and from 28.9 percent to 29.2 percent on a year to date basis compared to 2005. The quarterly and year to date increases were primarily due to an increase in tradeshow costs of $0.4 million, and increases in external commissions, partially offset by decreases in bonuses and sales incentives.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses in 2006 increased $0.3 million, or 7.3 percent, and $1.3 million, or 16.3 percent, respectively, for the second quarter and year to date periods in 2006 compared to the same periods in 2005. As a percentage of sales, RD&E expenses increased from 12.4 percent to 13.7 percent for the second quarter of 2006 compared with the second quarter of 2005, and from 13.2 percent to 15.0 percent for the year to date period. Increases were the result of higher salaries and benefits, consulting fees, legal fees for intellectual property matters and decreased software capitalization. This additional spending rate was due to planned investments in new technology and product development. Also contributing to the increase in year to date spending over 2005 was $0.1 million in incremental charges for share-based compensation related to the adoption of SFAS 123(R).

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

General and Administrative

General and Administrative (G&A) expenses decreased by $0.7 million for both the quarter and year to date periods. This represents a 13.0 percent decrease for the second quarter and a 6.8 percent decrease for the year to date period compared with comparable prior periods. G&A expenses for 2006 included incremental charges for share-based compensation related to the adoption of SFAS 123(R) for the second quarter and year to date periods of $0.2 million and $0.3 million, respectively. Planned cost containment measures taken by the Company more than offset the incremental share-based compensation expense and led to year over year net decrease in G&A for the second quarter and year to date periods. As a percentage of net sales, G&A expenses for 2006 compared with 2005 decreased from 16.4 percent to 14.7 percent for the second quarter and from 17.0 percent to 15.4 percent for the year to date period.

Founders Insurance

Included in the second quarter 2005 operating expenses is a $1.2 million gain related to the sale of the life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 12 to the Condensed Consolidated Financial Statements and Founders’ Share Redemption program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Integration Planning Costs

Included in the second quarter and year to date periods of 2006 are expenses of $0.6 million and $1.1 million, respectively, for costs that the Company has incurred related to integration planning for the Amazys acquisition. These costs include costs related to personnel working fulltime on integration planning, travel, and outside consultants working on strategic planning and culture and synergy assessments. All costs included in this caption are solely related to the integration and do not include normal business operating costs.

Other Income

Other income consists of investment income, investment impairments, and losses from foreign exchange transactions. The Company’s investment portfolio was liquidated in June 2006, to provide funding for the Amazys Holdings AG acquisition. Historically it consisted primarily of tax-free variable rate demand notes and corporate securities.

Gain on Derivative Instruments (net)

The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with the cash portion of the purchase price of the acquisition of Amazys Holding AG. For the three and six months ended July 1, 2006, the company recognized a net gain on these derivative instruments of $2.2 million. See Note 16 to the Condensed Consolidated Financial Statements and Financing activities below for further discussion of these derivative instruments.

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

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Income Taxes

The Company recorded income tax expense of $1.2 and $1.4 million for the three and six month periods ended July 1, 2006, respectively. The effective income tax rate for the three month and six month periods were 43.1 and 42.5 percent respectively. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States.

The Company recorded an income tax expense of $1.3 million and $1.4 million for the three and six months ended July 2, 2005, respectively. The effective income tax rates for the first six months and second quarter of 2005 were 34.8 percent and 30.0 percent, respectively. The provision calculations were negatively impacted by recognition of $0.2 million of additional state income taxes in connection with settlements of audits for prior years.

The U.S statutory rate for both tax years was 35.0 percent.

Net Income

The Company recorded net income of $1.6 million and $1.9 million for the second quarter and year to date periods of 2006, respectively. For the comparable periods in 2005, the Company recorded net income of $2.9 million and $2.6 million, respectively. On a per share basis, fully diluted net income per share was $0.07 and $0.09 for the three and six months ended July 1, 2006, respectively. Net income for the three and six months ended July 1, 2006 included a $1.3 million gain on derivative instruments, which increased net income per share for the second quarter and year to date periods by $0.5 and $0.6 per share, respectively. Net income per share in 2005 was $0.14 and $0.12 for the second quarter and year to date periods, respectively.

This item increased net income and income per share by $1.3 million and $.05 and $.06 per share net of tax, respectively, for the three and six months ended July 1, 2006.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was slightly higher in 2006 due to shares being issued in connection with the Company’s employee stock programs.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Six Months Ended
	July 1, 2006	July 2, 2005	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$5.8	$3.9	$1.9
Investing activities	(4.5)	(7.4)	2.9
Financing activities	12.8	0.2	12.6
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.2	(0.5)

Net increase (decrease) in cash and cash equivalents	13.8	(3.1)	16.9
Cash and cash equivalents, beginning of period	6.5	9.7	(3.2)

Cash and cash equivalents, end of period	$20.3	$6.6	$13.7

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Cash, Cash Equivalents and Short Term Investments

At July 1, 2006, the Company had cash and cash equivalents of $20.3 million and no short-term investments. At December 31, 2005, the Company had cash and cash equivalents of $6.5 million and short-term investments of $14.9 million. Short-term investments held as of December 31, 2005 consisted primarily of tax-free variable rate demand notes. Of the $20.3 million in cash and cash equivalents held at the end of the second quarter, approximately $3.0 million was held by subsidiaries outside of the United States.

Foreign exchange rates decreased the cash balances by approximately $0.3 million at July 1, 2006.

Operating Activities

Net cash provided by operating activities was $5.8 and $3.9 million for the first six months of 2006 and 2005, respectively. In 2006, cash provided by operating activities consisted of net income of $1.9 million adjusted for non-cash items of $2.4 million and net cash provided by operating assets and liabilities of $1.5 million. Significant adjustments for non-cash items included $3.7 million in depreciation and amortization charges, $0.7 million in share-based compensation expense and $0.3 million in deferred income taxes, offset by a $2.2 million gain on derivative instruments. Operating funds were also provided by a decrease in accounts receivable of $9.0 million, or 25.3 percent, due primarily to the 23.7% decrease in sales for second quarter 2006 compared with fourth quarter 2005. An increase in accounts payable of $2.6 million also provided operating funds. These sources of cash were partially offset by cash used for working capital, including increases in inventory and other assets of $2.1 million and $5.1 million, respectively, and decreases in other liabilities of $2.3 million.

In 2005, net cash provided by operating activities consisted of net income of $2.6 million adjusted for non-cash items of $3.5 million and net cash used for changes in operating assets and liabilities of $2.2 million. The adjustments for non-cash items included $3.1 million in depreciation and amortization charges, and $0.9 million deferred income tax provision, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 12 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Operating funds were also provided by a decrease in accounts receivable of $1.1 million, offset by an increase in inventory levels of $0.2 million, an increase in prepaid and other current assets of $0.4 million, and decreases in accounts payable, income taxes payable, and other current and non-current liabilities of $0.6, $0.8, and $1.3 million, respectively.

Investing Activities

The most significant components of the Company’s investment activities are (i) capital expenditures, (ii) insurance gains and expenses related to the Founders’ Shares Redemption Program, (iii) strategic acquisitions and (iv) short-term investment purchases and sales.

Net cash used for investing activities during the first six months of 2006 was $4.5 million compared with $7.4 million used during the first three months of 2005. Significant cash used for investing activities in 2006 included capital expenditures of $18.0 million, primarily related to the purchase of a new corporate headquarters and related renovation costs, increases in capitalized software costs of $1.4 million, and purchases of short-term investments of $4.3 million. Funding these activities were net proceeds from sales and maturities of short-term investments of $19.2 million, related to the liquidation of the Company’s investment portfolio in June. Company classified its short-term investments as available-for-sale securities.

Significant cash used for investing activities in the first six months of 2005 included capital expenditures of $2.6 million, purchases of short term investments of $4.8 million and an increase in other assets of $2.2 million. In addition, during the second quarter of 2005, $0.8 million was paid as the last of two contingent payments for the purchase of Monaco Systems, Inc. Offsetting cash used in investing activities were proceeds of $2.5 million from the sale of three life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, discussed more fully in Note 12 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Additional funding for investing activities was generated by operating cash flows and periodic sales of short-term investments.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. The Company did not make any premium payments for the 2005 policy year, and no payments have been made through July 1, 2006 relating to the 2006 policy year. The Company does not expect to make premium payments for 2006 and does not expect this to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

Capital expenditures for the six months ended July 1, 2006 were $18.0 million. Included in these expenditures is $16.5 million related to the purchase of the Company’s new corporate headquarters and related renovation costs. In order to fund the purchase of the building, during the first six month of 2006 the Company recorded short-term borrowings of $13.5 million under the revolving line of credit. This loan was converted to a mortgage loan in June 2006 (see Financing Activities below). In addition to the purchase of the building, the Company had additional capital expenditures of $1.5 million primarily related to purchases of machinery, equipment, computer hardware and software. The Company anticipates capital expenditures for the remainder of 2006 will be approximately $12.4 million, including approximately $8.0 million related to the Company’s relocation of its headquarters to a new building and $4.4 million related to global information technology upgrades and the purchase of machinery, hardware and software to support both current operations as well as expanded research and developments efforts.

Financing Activities

The Company’s principal financing activities are the issuance of common stock in connection with the exercise of stock options and shares purchased in the employee stock purchase plan, and the payment of dividends on its common stock outstanding.

During the first six months of 2006, the Company has issued 36,908 shares of common stock in connection option exercises and purchases under the Employee Stock Purchase Plan, which generated $0.4 million of cash. In addition, 87,710 shares were granted under the Company’s Restricted Stock Plan. During the first six months of 2005, the Company issued 214,315 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, generating $1.3 million in cash.

The Company paid quarterly dividends at a rate of $.025 per share in both 2006 and 2005, requiring the use of $1.1 million of cash year to date in both 2005 and 2006.

The Company has maintained a revolving line of credit agreement with a bank, which provided for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement. Borrowings under this facility were unsecured and no compensating balances were required under the agreement. In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under this agreement in connection with the acquisition of its new corporate headquarters and manufacturing facility in Kentwood, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s current headquarters and manufacturing facility in Grandville, Michigan. The mortgage note requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. The Company plans to sell its current headquarters in conjunction with its move to a new facility by the end of the first quarter of 2007. While the building is undergoing renovation, all interest payments in connection with the Company’s short-term borrowings are being capitalized. As of July 1, 2006 the Company has capitalized $0.3 million of interest.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Subsequent to July 1, 2006, the Company’s revolving line of credit agreement was terminated and replaced by a credit agreement entered into as part of the acquisition of Amazys Holdings A.G. The following credit agreements were entered into with Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent: (i) a six-year term loan facility in an approximate aggregate principal amount of $120 million and a five-year revolving credit facility in an approximate aggregate principal amount of $40 million (collectively, the “First Lien Facility”), and (ii) a seven-year term loan facility in an approximate aggregate principal amount of $60 million (the “Second Lien Facility”). Under the First Lien Facility and the Second Lien Facility, the lenders have agreed to provide, on the applicable funding effective date as set forth in such agreements, the Company with senior secured credit facilities in an aggregate principal amount of up to approximately $220 million. Both facilities will require monthly interest payments based on a variable interest rate.

The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with debt incurred in connection with the acquisition of Amazys Holding AG. At July 1, 2006, foreign exchange contracts with a notional value of CHF 260.1 million were outstanding that were not designated as hedges as they did not meet the criteria specified by SFAS 133. As of July 1, 2006, an asset of $2.2 million has been recognized for the fair value of the foreign currency forward exchange contracts.

The Company believes its current liquidity, future cash flows, and secured indebtedness give it the financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the funding of operations, completion of the Amazys acquisition and integration, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs.

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

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 policy year, and no payments have been made through July 1, 2006 relating to the 2006 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

New Corporate Headquarters

On February 14, 2006, the Company completed the purchase of its new corporate headquarters and manufacturing facility in Kentwood, Michigan, for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit which was subsequently refinanced with a mortgage loan on the Company’s current corporate headquarters in Grandville. This facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. State and local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Renovations to the building have begun, with completion and the subsequent move expected to occur in the first quarter of 2007. The Company is marketing its current corporate headquarters and manufacturing facility for sale.

Acquisitions and Divestitures

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company received an installment payment of $0.1 million in June of 2005, which was recorded as a gain at that time. The remaining deferred gain at July 1, 2006 is approximately $0.3 million, which represents the discounted value of the remaining note payments at that date.

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

Item 2.  Management’s Discussion and Analysis of Financial

              Condition and Results of Operations - continued

Amazys Acquisition

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG, a listed company incorporated in Switzerland (“Amazys”). In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis.

Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and CHF 77 in cash for each tendered Amazys share. The aggregate consideration paid by the Company in the Offer was approximately 7,221,458 shares of common stock and approximately CHF 263.5 million, or $213.6 million, in cash.

In connection with the cash portion of the consideration payable pursuant to the Acquisition Agreement (and for working capital purposes), the Company has entered into a credit agreement with Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent. See Financing Activities above for further discussion on the credit agreement.

The Company intends promptly to initiate the compulsory acquisition process under Swiss law. Under the Swiss compulsory acquisition process, subject to approval by the relevant Swiss authorities, each Amazys share that remains outstanding will be cancelled and converted into the right to receive the Offer consideration.

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

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact of FIN48 on its consolidated financial statements.

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

The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with debt incurred in connection with the acquisition of Amazys Holding AG. At July 1, 2006, foreign exchange contracts with a notional value of CHF 260.1 million were outstanding that were not designated as hedges as they did not meet the criteria specified by SFAS 133. As of July 1, 2006, an asset of $2.2 million has been recognized for the fair value of the foreign currency forward exchange contracts. The Company does not trade in financial instruments for speculative purposes.

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

Changes in Internal Control Over Financial Reporting.

There have been no material changes in internal control over financial reporting that occurred during the quarter ended July 1, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Items 1, 2, 3, and 5 are inapplicable and have been omitted.

Item 1A Risk Factors

In addition to the risks and uncertainties described under the heading “Item 1A Risk Factors” in the Company’s Annual report on Form 10-K for the year ended December 31, 2005, you should carefully consider the risks described below and any additional risks that may be identified on our future filings with the SEC. Several of the risks described below arise as a result of our acquisition of Amazys Holdings AG, which we completed on July 5, 2006.

Acquisition Indebtedness

As of December 31, 2005, the Company had no consolidated indebtedness and cash and cash equivalents of approximately $6.5 million. However, it has incurred substantial indebtedness to finance the offer. Ultimately the Company incurred approximately $188.0 million of total debt to complete the acquisition of Amazys. Although the credit agreements that were entered into to finance the Amazys transaction contain limitations on the amount of additional indebtedness that the Company may incur, we retain the ability to incur substantial additional indebtedness. Accordingly, the Company may incur additional indebtedness in the future, including indebtedness incurred or assumed in connection with acquisitions.

The Company’s debt level requires significant interest and principal payments. This level of debt and the limitations imposed by the credit agreements could adversely affect the Company’s operating flexibility and put it at a competitive disadvantage. This substantial debt level may adversely affect future performance, because, among other things:

•	the Company may be placed at a competitive disadvantage relative to its competitors, some of which have lower debt service obligations and greater financial resources the Company does.

•	the ability to complete future acquisitions may be limited;

•	the Company will have to use a portion of cash flow for debt service rather than for investment in research and development and capital expenditures;

•	the Company may not be able to obtain further debt financing and/or may have to pay more for such additional financing.

•	The Company may not be able to take advantage of business opportunities; and

•	it will be more vulnerable to adverse economic conditions.

The Company’s ability to make scheduled payments of principal of, to pay interest on, or to refinance its indebtedness will depend upon future operating performance, which may be affected by factors beyond its control. In addition, there can be no assurance that future borrowings or equity financing will be available on favorable terms or at all for the payment or refinancing of indebtedness. If the Company is unable to service its indebtedness, our business, financial condition and results of operations would be materially adversely affected.

Moreover, if one or more rating agencies downgrade the Company’s credit rating, it may have difficulty obtaining additional financing and/or our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

Market Price of Common Stock

The market price of the Company’s common stock may decline if:

•	the integration of Amazys’ business is unsuccessful or takes longer than expected;

•	the Company does not achieve the expected benefits of the acquisition of Amazys as rapidly or to the extent anticipated by financial analysts or investors; or

•	the effect of our acquisition of Amazys on the Company’s financial results is not consistent with the expectations of financial analysts or investors.

The Company issued approximately 7.2 million shares of X-Rite common stock in connection with the acquisition. The increase in the number of outstanding shares of the Company’s common stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, the Company’s common stock.

Integration Uncertainties

The Company intends, to the extent reasonably practicable, to integrate its operations with those of Amazys. The goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the anticipated synergies of consolidation and enhanced growth opportunities. Actual costs may vary from the preliminary estimates. There can be no assurance that the Company will not encounter difficulties integrating its operations with Amazys’ operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The potential difficulties of combining the operations of the companies may include, among other things:

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between X-Rite and Amazys;

•	coordinating and consolidating ongoing and future research and development efforts;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining strategic partners and attracting new strategic partners;

•	retaining key employees;

•	retaining and integrating distributors and key sales representatives;

•	consolidating corporate and administrative infrastructures, including consolidating and integrating computer information and financial systems;

•	integrating and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	possible modification of operating control standards in order to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder; and

•	retaining and attracting new engineers and research and development personnel to support new products and new technology development.

– 3 3–

For these reasons, the Company may fail to complete successfully the anticipated integration of X-Rite and Amazys, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than currently expected and may take a longer time to achieve than currently anticipated.

Customer and Supplier Uncertainty

X-Rite and Amazys have numerous strategic relationships and business alliances with other companies to deliver and market their products to customers. As a result of the acquisition, some of these relationships may change in a manner adverse to X-Rite’s and/or Amazys’ businesses. In addition, customers of X-Rite and Amazys, in response to the announcement of the offer or due to ongoing uncertainty about the offer, may delay or defer purchasing decisions or elect to switch to other suppliers. Any delay, deferral or change in purchasing decisions by the customers of X-Rite and Amazys could seriously harm the businesses of X-Rite and/or Amazys.

Growth in Global Headcount

X-Rite will acquire approximately 400 employees of Amazys worldwide in conjunction with the completion of the transaction. The Company will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the geographically more diverse and substantially larger combined organization, or any significant delay in achieving successful management, could have a material adverse effect on the Company, as a result, on the market price of its common stock.

Regulatory Regimes

In fiscal 2005, X-Rite derived approximately $62.2 million, or 47.5 percent, of its total revenue from sales of products outside of the United States. The European region accounted for approximately 25.0 percent of sales for fiscal 2005. With the acquisition total revenue derived from sales outside the United States will increase significantly. The Company’s international operations are, and will continue to be, subject to a number of risks and potential costs. The Company is required to obtain various licenses and permits from foreign governments and to comply with significant regulations that vary by country in order to market products in such jurisdictions. There can be no assurance that the Company will be able to obtain and maintain any necessary licenses, permits and certifications or comply with applicable regulations of foreign governments. The failure to obtain or maintain the required licenses, permits or certifications, or comply with those regulations, could have a material adverse effect on business and financial results.

Economic, Political, Geographic, Regulatory and Other Risks Associated with International Operations.

The acquisition of Amazys significantly augments the Company’s already substantial international operations. During fiscal 2005, approximately 47.5 percent of X-Rite’s total revenues were generated by international operations. The Company estimates that following the acquisition of Amazys, more than half of total revenues will be generated by non-U.S. operations. The Company intends to continue to pursue growth opportunities in sales internationally, which could expose it to greater risks associated with international sales and operations. In addition, total revenue derived from sales outside the United States is expected to increase significantly for the new entity. There can be no assurance that the Company can maintain or expand its international sales. The Company believes that future growth will be dependent, in part, upon its ability to maintain and increase revenues in existing and potential international markets. If the revenues generated from international activities, especially in emerging markets, are inadequate to offset the expense of maintaining such international operations, the business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject it and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, international sales and operations are subject to inherent risks, including:

•	lack of experience in a particular geographic market;

•	tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	different and changing regulatory requirements in various countries and regions;

•	fluctuating exchange rates and currency controls;

•	difficulties in staffing and managing foreign sales and support operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences, including repatriation of earnings;

•	diminished protection of intellectual property in some countries outside the U.S.;

•	development and support of localized and translated products;

•	lack of acceptance of localized products or X-Rite in foreign countries;

•	differing local product preferences and product requirements;

•	labor force instability, including possible shortages of skilled personnel required for local operations; and

•	political and/or economic instability, such as perceived or actual public health or terrorist risks which impact a geographic region and business operations therein.

As the Company expands its international operations, including through the acquisition of Amazys, it may encounter new risks. For example, the focus on building international sales and distribution networks in new geographic regions requires the Company to continue to develop relationships with qualified local distributors and trading companies. If the Company is not successful in developing these relationships, it may not be able to grow sales in these geographic regions.

Exchange Rate Fluctuations

Both Amazys and X-Rite derive a significant portion of their revenues and expenses in the form of currencies other than the U.S. dollar. Measured in local currency, a substantial portion of the combined companies business’ foreign generated revenues were generated in Swiss Francs, Euros and British Pound Sterling. The United States dollar value of foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to other currencies could have a material adverse effect on results of operations. Currency risk management is addressed through regular operating and financing activities. Fluctuations in the value of foreign currencies could adversely impact the profitability of our foreign operations and such risk will increase following the acquisition of Amazys due to the expected increase sales in foreign currencies.

Financing Future Capital Requirements

If the Company cannot incur additional debt or issue equity or is limited with respect to incurring additional debt or issuing equity, it may be unable to address gaps in product offerings, improve technology or increase manufacturing capacity, particularly through strategic acquisitions or investments. Although historically the Company’s cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future the Company may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. It cannot be assured that debt or equity financing will be available to us on acceptable terms or at all. If funds are raised through the issuance of debt or equity, any debt securities or preferred stock issued will have rights and preferences and privileges senior to those of holders of X-Rite common stock in the event of liquidation. The terms of the debt securities may impose restrictions on operations. If funds are raised through the issuance of equity, this issuance would dilute current ownership. If the price of the Company’s equity is low or volatile, we may not be able to issue additional equity to fund future acquisitions.

The Company’s ability to make payments on and to refinance our indebtedness, including the debt to be incurred to fund this offer and to fund working capital, capital expenditures and strategic acquisitions and investments, will depend on its ability to generate cash in the future. The company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Amazys’ Reliance on Outsourced Manufacturing

Amazys relies on a number of strategic supply chain partners that produce key components or sub-assemblies that support Amazys’ final assembly, calibration, and test process. Some of these suppliers are single sourced and therefore present risks to Amazys’ fulfillment process.

New Product Development

Both Amazys and X-Rite have made large investments in new products and services. There are no assurances as to when future revenues from these products will be received, or that the ultimate profit margins received will be adequate to justify the investment.

Continual development of new products and technologies as well as enhancements to existing products is a core component of the Company’s long-term growth plans. Future business, financial condition and results of operations will depend to a significant extent on the Company’s ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Product development requires a time-consuming and costly research and development process. Unexpected delays in this process may significantly affect the timing of future revenues and increase costs. The Company must anticipate the features and functionality that customers will demand, incorporate those features and functionality into products, price our products competitively and introduce new products to the market on a timely basis. It cannot be assured that the products the Company expects to introduce will incorporate the features and functionality demanded by our customers, will be successfully developed, or will be introduced within the appropriate window of market demand. If there are delays in production of current or new products, potential future business, financial condition, and results of operations could be adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by the Company.

Facility Disruption

Manufacturing and service of much of X-Rite’s core color products are performed at our headquarters facility in Grandville, Michigan. Should a catastrophic event occur at that facility, our ability to manufacture products, complete existing orders, and provide other services would be severely impacted for an undetermined period of time. The Company has purchased business interruption insurance to cover the costs of an event of this magnitude. Similarly, manufacturing and service of much of Amazys’ core color products are performed at Amazys’ headquarters facility in Regensdorf, Switzerland. Should a catastrophic event occur at that facility, our ability to manufacture product, complete existing orders, and provide other services would be severely impacted for a undetermined period of time. Amazys has purchased business interruption insurance to cover the costs of an event of this magnitude, but such insurance may be insufficient to completely offset the long term impact of such an occurrence. The Company’s inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

Item 4   Submission of Matters to a Vote of Security Holders

              At a Special Meeting of Shareholders on June 30, 2006

On June 30, 2006, the Company held a special meeting of its Shareholders to vote on a proposal to issue shares of its common stock in connection with the acquisition of Amazys Holdings AG. The results of the voting were as follows:

Affirmative Votes	Negative Votes	Abstentions
16,908,379	73,633	58,210

Item 6 Exhibits

(a) Exhibit Index

3.1	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated April 17, 2006

10.1	Amended First Lien Credit and Guaranty Agreement dated June 30, 2006, between X-Rite, Incorporated and Goldman Sachs Credit Partners L.P.

10.2	Amended Second Lien Credit and Guaranty Agreement dated June 30, 2006, between X-Rite, Incorporated and Goldman Sachs Credit Partners L.P.

10.3	Mortgage and Security Agreement dated June 30, 2006, between X-Rite, Incorporated and Fifth Third Bank

10.4

Separation Agreement effective July 5, 2006 entered into between X-Rite, Incorporated and Dr. Peter

Banks (filed as exhibit to Form 8-K dated June 30, 2006 (Commission File No. 0-14800) and incorporated herein by reference)

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

X-RITE, INCORPORATED

August 9, 2006	/s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer

August 9, 2006	/s/ Mary E. Chowning
Mary E. Chowning
Executive Vice President and Chief Financial Officer