Form 10-Q
period 2006-09-30
X RITE INC
filed 2006-11-09
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

On October 31, 2006, the number of shares of the registrant’s common stock, par value $.10 per share, outstanding was 28,655,697.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,840	$6,496
Short-term investments	—	14,863
Accounts receivable, less allowance of $1,303 in 2006 and $1,185 in 2005	33,073	33,536
Inventories	33,173	17,631
Deferred income taxes	3,545	2,140
Assets held for sale	4,382	—
Prepaid expenses and other current assets	6,300	1,967

	94,313	76,633

Property plant and equipment:
Land	2,218	2,278
Buildings and improvements	19,603	17,513
Machinery and equipment	28,975	20,849
Furniture and office equipment	18,855	17,164
Construction in progress	21,106	1,640

	90,757	59,444
Less accumulated depreciation	(38,608)	(35,772)

	52,149	23,672

Other assets:
Goodwill	179,877	8,951
Other intangibles, net	66,461	3,875
Cash surrender values (founders policies)	20,976	20,956
Capitalized software (net of accumulated amortization of $4,000 in 2006 and $1,342 in 2005)	9,195	7,327
Deferred financing costs (net of accumulated amortization of $308)	7,107	—
Deferred income taxes	4,416	2,853
Other noncurrent assets	2,593	3,368

	290,625	47,330

	$437,087	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$13,500	$—
Current portion of long-term debt	1,200	—
Accounts payable	9,364	5,733
Accrued liabilities:
Payroll and employee benefits	20,114	5,948
Income taxes	859	4,243
Derivative financial instruments	23	—
Interest	1,273	—
Other	13,184	3,716

	59,517	19,640

Long-term liabilities:
Long-term debt, less current portion	186,000	—
Restructuring	3,926	—
Long-term compensation	1,372	—
Derivative financial instruments at fair value	748	—
Other	232	413

	192,278	413

Shareholders’ investment:
Common stock	2,853	2,124
Additional paid-in capital	99,622	17,158
Retained earnings	78,922	107,105
Accumulated other comprehensive income	3,895	1,721
Stock conversion program	—	(526)

	185,292	127,582

	$437,087	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$54,154	$28,432	$116,146	$89,012

Cost of sales:
Products sold	21,621	10,228	44,704	31,771
Restructuring charges	5,294	—	5,294	—
Inventory valuation adjustment	4,854	—	4,854	—

	31,769	10,228	54,852	31,771

Gross profit	22,385	18,204	61,294	57,241

Operating expenses:
Selling and marketing	13,616	8,940	31,725	26,465
Research, development and engineering	10,004	4,237	19,265	12,204
General and administrative	7,926	3,987	17,569	14,304
Acquired in-process research and development	11,107	—	11,107	—
Restructuring	8,183	—	8,183	—
Integration	1,008	—	2,140	—
Founders’ insurance gain	—	—	—	(1,154)

	51,844	17,164	89,989	51,819

Operating income (loss)	(29,459)	1,040	(28,695)	5,422

Interest expense	(4,354)	—	(4,387)	(38)
Gain (loss) on derivative instruments, net	(92)	—	2,083	—
Write-down of other investments	—	—	—	(332)
Other, net	181	54	503	105

Income (loss) before income taxes	(33,724)	1,094	(30,496)	5,157

Income taxes (benefit)	(5,464)	172	(4,092)	1,586

Net income (loss)	$(28,260)	$922	$(26,404)	$3,571

Earnings (loss) per share:
Basic	$(.99)	$.04	$(1.12)	$.17

Diluted	$(.99)	$.04	$(1.12)	$.17

Cash dividends per share	$.025	$.025	$.075	$.075

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,404)	$3,571
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,033	2,895
Amortization of intangible assets	5,901	1,765
Amortization of deferred financing costs	308	—
Allowance for doubtful accounts	176	130
Deferred income taxes	(2,968)	1,631
Gain on sale of life insurance policies	—	(1,154)
Share-based compensation	1,432	—
Tax benefit from stock options exercised	35	173
Gain on derivative instruments, net	(2,083)	—
Acquired in-process research and development	11,107	—
Restructuring (including $779 of depreciation and amortization)	13,477	—
Other	(119)	508
Changes in operating assets and liabilities:
Accounts receivable	15,163	3,785
Inventories	233	(2,526)
Prepaid expenses and other current assets	1,576	(1,077)
Accounts payable	(3,177)	(685)
Income taxes	(4,871)	(1,376)
Other current and non current liabilities	5,127	(1,870)

Net cash provided by operating activities	18,946	5,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	18,619	500
Proceeds from maturities of short-term investments	552	255
Purchases of short-term investments	(4,310)	(10,473)
Capital expenditures	(23,131)	(3,114)
Investment in founders life insurance, net	(21)	(268)
Proceeds from sales of life insurance policies	—	6,455
Increase in other assets	(2,126)	(3,150)
Acquisitions, net of cash acquired	(193,371)	(750)
Other	250	(195)

Net cash used for investing activities	(203,538)	(10,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt activity, net	13,500	—
Proceeds from issuance of long-term debt	205,000	—
Payment of long-term debt	(17,800)	—
Debt issuance costs	(7,415)	—
Dividends paid	(1,779)	(1,593)
Issuance of common stock	588	1,605

Net cash provided by financing activities	192,094	12

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(158)	379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,344	(4,579)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,496	9,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,840	$5,114

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOTE 2—NEW ACCOUNTING STANDARDS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 11 to the Condensed Consolidated Financial Statements for information on the impact of the Company’s adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in order to increase consistency in how fair value is measured under various existing accounting standards. SFAS 157 also expands financial statement disclosure requirements about the Company’s use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS - continued

In September 2006, the FASB adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R), (“SFAS 158”). SFAS 158 requires companies to recognize a net asset or liability and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements and will record any corresponding adjustments in the fourth quarter of 2006.

The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company allocates the total transaction fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence (“VSOE”).

Certain of the Company’s software arrangements involve “off-the-shelf” software and services that are not considered essential to the functionality of the software. For these arrangements, revenue is recognized when title and risk of loss has transferred, customer acceptance is reasonably assured, the sales price represents an enforceable claim and is probable of collection, which is normally the shipping date.

PCS includes telephone support, enhancements and rights to upgrades on a when-and-if-available basis. These support and maintenance fees are typically billed at the time of shipment and are recognized as revenue ratably over the related contract periods. The Company’s standard contract periods are twelve months from date of title transfer.

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the completed contract method. Using the completed contract method revenue is recognized upon receipt of customer acceptance.

NOTE 3—SHORT-TERM INVESTMENTS

In June 2006, the Company liquidated its investment portfolio to provide funding for its acquisition of Amazys Holding AG, as more fully described in Note 6. Prior to this liquidation, the Company classified its short-term investments as available-for-sale securities. Such short-term investments consisted primarily of tax free variable rate demand notes, which were stated at market value with unrealized gains and losses on such securities reflected net of tax as accumulated other comprehensive income in shareholders’ investment. Realized gains and losses were included in earnings and were derived using the specific identification method for determining the cost of the securities. Investment income recognized in the condensed consolidated statements of operations from these investments totaled approximately $0.2 million for each of the nine month periods ending September 30, 2006 and October 1, 2005.

The carrying value of the Company’s short-term investments at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Loss	Market Value
State and municipal securities	$14,854	$—	$14,854
Preferred stocks	10	(1)	9

	$14,864	$(1)	$14,863

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$12,152	$6,392
Work in process	5,842	5,948
Finished goods	15,179	5,291

Total	$33,173	$17,631

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

As of January 3, 2004, all venture capital investments were fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken. The Company has not made any investments during the nine months ended September 30, 2006.

NOTE 6—ACQUISITIONS AND DIVESTITURES

Acquisitions

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG, a listed company incorporated in Switzerland (“Amazys”). Amazys is a color management solutions company that develops, markets, and supports hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries. The Company believes the combining of X-Rite and Amazys will result in significant benefits, to the Company including creating a global market leader in the color industry, accelerating technological innovation, and building the strongest talent pool in the industry.

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. The Company has initiated the compulsory acquisition process under Swiss law whereby, subject to approval by the relevant Swiss authorities, each Amazys share that remains outstanding will be cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—ACQUISITIONS AND DIVESTITURES – continued

The following table summarizes the aggregate consideration paid for the acquisition, with a reconciliation to the total net assets acquired (in thousands).

Cash consideration for Amazys common shares tendered	$213,177
Transaction costs	9,411

Total cash consideration	222,588

Fair value of X-Rite stock (7,221,458 shares)	81,169
Accrual for Amazys shares not yet tendered	916

Total consideration	304,673

Gain on derivatives used to settle tender offer and transaction costs	2,083

Net assets acquired	$306,756

The cash consideration exchanged for Amazys shares consisted of existing cash and the issuance of new debt totaling $205.0 million. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Condensed Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Amazys have been included in the Company’s Condensed Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and the completion of the integration process. Revision to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on July 5, 2006 (in thousands):

Current assets		$77,188
Property, plant and equipment		9,749
Goodwill		170,808
Identifiable intangible assets
Customer relationships (estimated useful lives of 2 – 7 years)	9,963
Trademarks and trade names (estimated useful lives of 5 – 10 years)	4,410
Technology and patents (estimated useful lives of 3 – 7 years)	51,695
Covenants not to compete (estimated useful life of 2 years)	898
Acquired in-process Research and Development (IPR&D)	11,107

Total intangible assets		78,073
Other assets		3,365

Total assets acquired		339,183

Current liabilities		(32,072)
Long-term liabilities		(355)

Total liabilities assumed		(32,427)

Net assets acquired		$306,756

As part of the purchase price allocation, the Company valued acquired inventory at fair value as of the date of the acquisition. The effect of this valuation adjustment was to increase the acquired inventory by $4.9 million. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of sales during the quarter ended September 30, 2006.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—ACQUISITIONS AND DIVESTITURES – continued

The identifiable intangible assets are amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 6 years. The acquired IPR&D intangible assets of $11.1 million were written off at the date of acquisition as technological feasibility had not been established and no future alternative uses existed. The IPR&D write off was included in a separate line on the Company’s Condensed Consolidated Statements of Operations. The value of the IPR&D was determined utilizing the income approach by determining cash flow projections related to the projects.

As of September 30, 2006, the Company had not completed its analysis of the income tax matters and elections related to the Amazys acquisition and, therefore, has not determined to what extent deferred income taxes need to be established for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. Such amounts, if any, will result in an adjustment to goodwill as preliminarily recorded.

In connection with the Amazys acquisition and as part of the purchase price allocation, the Company recorded liabilities of $5.6 million related to involuntary terminations and relocation of certain Amazys employees, and $1.3 million related to facility closure costs. As integration plans are finalized these liabilities may be increased or decreased with the offset recorded in goodwill.

The following unaudited pro forma information assumes the Amazys acquisition occurred as of the beginning of each of the periods presented. The pro forma information contains the actual combined operating results of X-Rite and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transaction. The Company also recognized a charge of $11.1 million related to the immediate write off of acquired in-process R&D. That charge has been included in each pro forma period presented as if the write-off occurred at the beginning of that period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

	Three Months Ended October 1, 2005	Nine Months Ended
		September 30, 2006	October 1, 2005
Revenue	$53,757	$171,763	2005
Net income	(30,810)	(34,913)	(32,975)
Basic earnings per share	$(1.08)	$(1.13)	$(1.16)
Diluted earnings per share	$(1.08)	$(1.13)	$(1.16)

Divestitures

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company has received two $0.1 million installment payments, one in June of 2005 and one in June of 2006. Those payments were recorded as gains when received. The remaining deferred gain at September 30, 2006 is approximately $0.3 million, which represents the discounted value of the remaining note payments at that date.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—RESTRUCTURING AND INTEGRATION

Restructuring

During the three months ended September 30, 2006, the Company initiated restructuring actions relating to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 52 employees, 31 of which have been completed as of September 30, 2006, facility closures of approximately 40,176 net square feet, and various asset write-downs. The work force reductions include approximately $5.6 million related to the former CEO’s estimated contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $5.3 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the statements of operations.

The majority of the remaining restructuring activities are expected to be completed during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to longer-term severance. Additional restructuring expenses may be necessary as the integration progresses.

The following table summarizes the expected, incurred and remaining costs for the 2006 restructuring plans (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$8,518	$6,407	$1,568	$16,493
Costs incurred, quarter ended September 30, 2006	7,498	5,979	—	13,477

Remaining estimated costs at September 30, 2006	$1,020	$428	$1,568	$3,016

As of September 30, 2006, no costs to exit facilities have been recorded as these facilities were still in use. The following table summarizes the severance accrual balances and utilization for 2006 restructuring actions (in thousands).

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at July 1, 2006	$—	$—	$—	$—
Net pre-tax restructuring charges	7,498	5,979	—	13,477
Utilization	(1,183)	(5,979)	—	(7,162)

Balance at September 30, 2006	$6,315	$—	$—	$6,315

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”) have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and nine month periods ended September 30, 2006 totaled $1.0 million and $2.1 million, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2003, X-Rite, Incorporated recorded $5.5 million of goodwill in connection with its acquisition of Monaco Systems, Inc., valued at $11.0 million in cash and stock. During the first two quarters of 2005, the Company made final cash and stock payments of $0.9 and $0.8 million, respectively, as required in the purchase agreement. These payments were recorded as additional goodwill.

In July 2006, X-Rite acquired Amazys Holding AG and recorded $170.8 million of goodwill and $78.1 million in intangible assets as part of the purchase price allocation process (see Note 6 for further discussion).

A summary of changes in goodwill for the nine months ended September 30, 2006, consisted of the following (in thousands):

December 31, 2005	$8,951
Acquisitions	170,808
Impairments	—
Foreign currency adjustments	118

September 30, 2006	$179,877

The following is a summary of changes in intangible assets for the nine months ended September 30, 2006 (in thousands):

	December 31, 2005	Additions	Amortization	Impairment	Foreign Currency Adjustments	September 30, 2006
Customer relationships	$2,332	$9,963	$(713)	$—	$—	$11,582
Trademarks and trade names	807	4,410	(214)	(685)	1	4,319
Technology and patents	407	51,695	(2,548)	—	1	49,555
Covenants	329	898	(226)	—	4	1,005
Acquired IPR&D	—	11,107	(11,107)	—	—	—

Total	$3,875	$78,073	$(14,808)	$(685)	$6	$66,461

As a result of the product integration related to the Amazys acquisition, and in accordance with the provisions of SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the balance of $0.7 million in trademarks and trade names related to the Monaco acquisition were deemed fully impaired and written off during the third quarter of 2006. As the impairment was a direct result of product integration related to the Amazys acquisition, the charge was included in the Restructuring line on the statements of operations (see Note 7 for further discussion).

The acquired IPR&D intangible assets of $11.1 million were written off at the date of acquisition because technological feasibility had not been established and no future alternative uses existed. The write-off was included in a separate line on the Company’s Condensed Consolidated Statements of Operations.

Estimated amortization expense for intangible assets as of September 30, 2006 for each of the succeeding years is as follows (in thousands):

Remaining 2006	$3,325
2007	13,286
2008	12,579
2009	11,422
2010	10,972

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Prior to July 1, 2006, the Company maintained a revolving line of credit agreement with a bank, which provided for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement. Borrowings under this facility were unsecured and no compensating balances were required under the agreement. This agreement was terminated and replaced by a new revolving line of credit in conjunction with the Amazys acquisition.

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Kentwood, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s current headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. On September 14, 2006 the Company entered into an Agreement of Purchase and Sale to sell its current headquarters for $14 million with a transaction closing anticipated no later than October 2007.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million and replace the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. At September 30, 2006, interest payments are due quarterly based on the three month LIBOR rate of 5.3975 percent, plus 225 and 500 basis points for the first and second lien facilities, respectively. In September 2006, the Company entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 10 for further discussion). In addition, the unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. The Company incurred $7.4 million of financing costs as part of this transaction.

As of September 30, 2006, the Company had drawn $7.5 million against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s current headquarters and manufacturing facility is repaid in full.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of September 30, 2006.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. As a result the Company recognizes derivative financial instruments, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded periodically in income or in shareholders’ investment as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk.

Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in income.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS - continued

Foreign Currency Forward Contracts

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash portion of the purchase price of the acquisition of Amazys. These contracts had a notional value of CHF 260.1 million and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million for the nine months ended September 30, 2006. The impact on income for the three months ended September 30, 2006 was a loss of $0.1 million.

Interest Rate Swaps

In September, 2006 the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. The fair value of the interest rate swaps at September 30, 2006 was a liability of $0.8 million, and was recorded in both current and long-term other accrued liabilities depending on the expiration date of the underlying instrument. During the quarter ending September 30, 2006, no interest settlements occurred and the impact of interest accruals on these instruments was not material.

At September 30, 2006, contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate	Fair Value
June, 2007	$24,900	5.390%	5.463%	$(23.2)
June, 2008	32,500	5.390%	5.260%	(103.8)
June, 2009	42,500	5.390%	5.188%	(231.3)
June, 2010	53,100	5.390%	5.188%	(412.6)

The counterparty to all of the Company’s derivative financial instruments is a major financial institution with which the Company also has other financial relationships. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the term of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over each agreement’s remaining life. The Company does not anticipate non-performance by the counterparty given their high credit ratings, and no material loss would be expected from non-performance by the counterparty.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION

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

Stock Option and Restricted Stock Plan - The Company has a stock incentive plan covering 3.5 million shares of common stock. This plan became effective on June 30, 2006 and replaced the Company’s previous option and restricted stock plans. The new plan permits stock options, stock appreciation rights, restricted stock awards, and restricted stock units to be granted to employees, the Company’s Board of Directors, and consultants and advisors to the Company. Stock options and restricted stock awards have been granted under this plan. Stock options are granted at market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant, which range from immediate to two year vesting. No options are exercisable later than ten years after the date of grant. Restricted shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by a committee appointed by the Board of Directors, which range from immediate to four years.

Valuation of Share-Based Compensation

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Restricted stock awards are valued at opening market price on the date of grant. Options and awards either cliff vest or are subject to graded vesting based upon either service or performance conditions. All options and awards are amortized on a straight-line basis over their requisite service or performance periods, which are the same as their vesting periods. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

Expected Term – Expected term estimates for employee options are based upon prior exercise, cancellation, and expiration history, which the Company believes to be representative of future behavior. The Company has considered the effects of analyzing expected term separately for different groups of employees, and has concluded that historical exercise patterns are not significantly different between groups. Therefore, one expected term is used for all employee options.

Expected Volatility –The expected volatility is based upon historical volatility of the Company’s stock for a period of time equivalent to that of the expected term of the option. Consideration is given to unusual factors that might cause the historical period to be unrepresentative of future expectations.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of option grant for zero-coupon issues with terms equivalent to the expected term of the options.

Dividends – The Company’s dividend yield is calculated as the percentage of dividends issued on shares relative to the average market price of those shares and is calculated over an historical period equivalent to that of the expected term of the option.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION - continued

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

Accuracy of Fair Value Estimates – The Black-Scholes model is a trading option-pricing model that does not consider the non-traded nature of employee stock options, the restrictions on trading, lack of transferability or the ability of the employees to forfeit options prior to expiration. If the model adequately permitted consideration of these characteristics, the resulting stock option valuations may be different. In addition, the valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options.

The Company used the following assumptions in valuing employee options granted during the three and nine month periods ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Dividend yield	1.0%	0.9%	1.0%	0.9% - 1.0%
Volatility	56%	43%	56% – 58%	43% - 52%
Risk - free interest rates	4.8% - 5.2%	3.9%	4.5% - 5.2%	3.6% - 3.9%
Expected term of options	7 years	6 years	7 years	6 years

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION - continued

The following table reflects the impact of the adoption of SFAS 123(R) on the Company’s operations and earnings per share due to the expensing of options granted and purchases under the Employee Stock Purchase Plan during the three and nine month periods ended September 30, 2006 (in thousands).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Additional Share-based compensation expense before taxes	$615	$1,114
Income tax benefit	(130)	(198)

Reduction in net income due to share-based compensation expense	$485	$916

Reduction of net income per share
Basic	$.02	$.05

Diluted	$.02	$.05

Prior to the adoption of SFAS 123(R), the Company presented unearned compensation as a separate component of shareholders’ investment. In accordance with SFAS 123(R), on January 1, 2006 the Company reclassified the balance in unearned compensation to additional paid-in capital on the balance sheet.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits for deductions resulting from the exercise of stock options as operating cash flows on the Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. For the three and nine month periods ended September 30, 2006, excess tax benefits were nominal and, therefore, were not shown as a separate financing activity in the Statements of Cash Flows.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

As discussed in Note 2, prior to January 1, 2006 the Company accounted for share-based employee compensation under APB 25, therefore no compensation expense was recognized for stock options or shares issued under the Employee Stock Purchase Plan. Had compensation expense for the Company’s share-based compensation plans been determined based upon the fair value at the grant dates, consistent with SFAS 123, the Company’s net income and net income per share prior to the adoption of SFAS 123(R) would have been as follows (in thousands):

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net Income
Net Income – as reported	$922	$3,571
Deduct: Share-based compensation expense, fair value method (net of income tax)	(447)	(1,190)

Pro forma net income	$475	$2,381

Basic net income per share
As reported	$.04	$.17

Pro forma	$.02	$.11

Diluted net income per share
As reported	$.04	$.17

Pro forma	$.02	$.11

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION - continued

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

Stock Option and Award Activity and Share-Based Compensation Expense

Restricted Stock Awards

Activity under the Company’s Restricted Stock Plan for the nine month period ended September 30, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2006	38,790	$12.59
Granted	126,210	10.74
Vested	(9,290)	12.67

Unvested balance at September 30, 2006	155,710	$11.09

The total fair value of shares vested, determined as of the release date, during the nine months ended September 30, 2006 approximated $0.1 million. During the nine months ended October 1, 2005, the weighted average grant date fair value of awards issued was $11.95 and the total fair value of shares vested, determined as of the release date, was not significant.

Stock Options

The following activity occurred under the Company’s option plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	2,111,461	$12.26
Granted	364,827	11.19
Exercised	(37,001)	8.43
Forfeited	(11,000)	11.61
Expired	(187,500)	15.67

Outstanding at September 30, 2006	2,240,787	$11.87	5.74	$2,086

Vested and expected to vest at September 30, 2006	2,227,385	$11.87	5.72	$2,084

Exercisable at September 30, 2006	1,912,116	$11.96	5.10	$2,032

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION - continued

The aggregate intrinsic value of options outstanding as of September 30, 2006 was calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $6.35 per share. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was $0.1 million. During the nine months ended October 1, 2005 the weighted average grant date fair value of options granted was $7.46 per share and the total intrinsic value of options exercised, determined as of the exercise date, was $1.0 million.

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Statements of Operations for the three and nine month periods ended September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock options	$484.7	$946.9
Restricted stock	165.5	295.1
Employee stock purchase plan	12.3	48.7
Cash bonus conversion plan	47.0	141.1

	709.5	1,431.8
Accelerated vesting related to restructuring activities:
Stock options	118.0	118.0
Restricted stock	316.8	316.8
Cash bonus conversion plan	60.1	60.1

	494.9	494.9

Total share-based compensation expense	$1,204.4	$1,926.7

All share-based compensation expense was recorded in the Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. The total income tax benefit recognized related to this compensation was $0.3 million and $.04 million respectively, for the three and nine month periods ended September 30, 2006. As of September 30, 2006, there was unrecognized compensation cost for non-vested share-based compensation of $1.1 million related to options and $0.7 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.03 and 1.55 years, respectively.

Cash received from options exercised during the nine months ended September 30, 2006 was $0.3 million. The actual tax benefit that was recognized related to these option exercises was $35,000.

NOTE 12—EMPLOYEE BENFIT PLANS

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 12—EMPLOYEE BENFIT PLANS - continued

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its Gretag-MacBeth AG subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plans are held independently of X-Rite’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The last actuarial valuation was carried out as of December 31, 2005. Net projected periodic pension cost of the plan includes the following components:

Three Months Ended September 30, 2006
Service cost	$532
Interest	154
Expected return on plan assets	(247)
Less contributions paid by employees	(186)

Net periodic pension cost	$253

The Company is currently evaluating what additional contributions if any will be made to the pension plan during the remainder of 2006. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 13—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except shares amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Numerators:
Net income numerators for both basic and diluted EPS	$(28,260)	$922	$(26,404)	$3,571

Denominators:
Denominators for basic EPS-weighted-average common shares outstanding	28,507	21,186	23,640	21,127
Dilutive potential shares	—	244	—	275

Denominators for diluted EPS	28,507	21,430	23,640	21,402

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,715,000 and 1,622,000, respectively, for the three and nine month periods ended September 30, 2006 and 1,161,500 and 1,005,000, respectively, for the three and nine month periods ended October 1, 2005.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 14—INCOME TAXES

The Company recorded income tax benefits of $5.5 and $4.1 million against pre-tax losses of $33.7 and $30.5 million for the three and nine month periods ended September 30, 2006, respectively. The effective income tax rate for each period was 16.2 and 13.4 percent, respectively. Both the quarter and year to date tax rates have been negatively impacted by the Company not recognizing tax benefits associated with approximately $14.3 million of nondeductible purchase accounting adjustments recorded in connection with the Amazys acquisition. The Company is currently in the process of evaluating potential tax structures related to this acquisition that may allow for some or all of these charges to receive more favorable tax treatments.

The Company recorded income tax expense of $0.2 million and $1.6 million against pre-tax income of $1.1 million and $5.2 million for the three and nine months ended October 1, 2005, respectively. The effective income tax rates for the three and nine months ended October 1, 2005 were 15.7 percent and 30.8 percent, respectively. The provision calculations were positively impacted, as compared to the federal statutory rate, by certain international tax benefits and tax credits.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized losses on short-term investments, and gain or loss on the fair value of derivative instruments. Comprehensive income (loss) was $(26.8) and $(24.2) million, respectively, for the three and nine month periods ended September 30, 2006; and $0.9 and $2.3 million, respectively, for the three and nine month periods ended October 1, 2005.

NOTE 16—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At September 30, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 policy year, and no payments have been made through September 30, 2006 relating to the 2006 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 17—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 150,000 British Pounds, or approximately $0.3 million, as of September 30, 2006.

The Company’s product warranty reserves were nominal.

NOTE 18—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media (formerly known as Graphic Arts), Retail, and Industrial.

Third Quarter Highlights

•	Third quarter combined net sales of $54.2 million including Amazys activity from July 5, 2006

•	Amazys acquisition integration plan and synergies on target through third quarter

•	CEO succession plan successfully completed with Tom Vacchiano assuming CEO duties on October 1, 2006

•	Agreement to sell headquarters real estate to Target Corporation for $14 million announced

•	Imaging & Media and Industrial category product integration plans launched

•	Successful launch of new embedded color management solution in Hewlett Packard’s DesignJet Z printer line

The Company reported third quarter 2006 net sales of $54.2 million, versus pre-acquisition sales of $28.4 million for the third quarter of last year. Gross margins were 41.3 percent and included $10.2 million of restructuring and acquisition related charges. Operating losses for the third quarter totaled $29.5 million and included $33.6 million of restructuring and acquisition related charges. These charges included the following pre-tax amounts: $13.5 million of restructuring expenses, an $11.1 million write-off of acquired in-process technology, a $4.9 million purchase accounting inventory valuation adjustment, $1.0 million of integration expenses, and $3.1 million in amortization of intangibles recorded as part of the Amazys purchase price allocation. The Company reported a net loss in the third quarter of 2006 of $28.3 million, or 99 cents per basic share.

Amazys Transaction

X-Rite launched its formal tender offer for all Amazys shares on March 24, 2006. The consideration offered for each Amazys share in the tender offer was cash of 77 CHF plus 2.11 shares of X-Rite common stock. On July 5, 2006, the Company completed the tender offer for 3,422,492 shares of Amazys, or 99.7 percent of the outstanding shares, at a total value of approximately $295 million. The results for Amazys have been included in the condensed consolidated X-Rite results as of the closing date of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2006 and October 1, 2005 (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Net sales	$54.2	100.0%	$28.4	100.0%	$116.1	100.0%	$89.0	100.0%
Cost of sales:
Products sold	21.6	39.9	10.2	35.9	44.6	38.4	31.8	35.7
Restructuring charges	5.3	9.8	—	—	5.3	4.6	—	—
Inventory valuation adjustment	4.9	9.0	—	—	4.9	4.2	—	—

Gross profit	22.4	41.3	18.2	64.1	61.3	52.8	57.2	64.3

Operating expenses	51.9	95.8	17.2	60.6	90.0	77.5	51.8	58.2

Operating income (loss)	(29.5)	(54.5)	1.0	3.5	(28.7)	(24.7)	5.4	6.1

Interest expense	(4.4)	(8.1)	—	—	(4.4)	(3.8)	—	—
Gain (loss) on derivative instruments (net)	(0.1)	(0.2)	—	—	2.1	1.8	—	—
Other income (loss)	0.3	0.6	0.1	0.4	0.5	0.4	(0.2)	(0.3)

Income (loss) before tax	(33.7)	(62.2)	1.1	3.9	(30.5)	(26.3)	5.2	5.8
Income tax (benefit)	(5.4)	(10.0)	0.2	0.7	(4.1)	(3.6)	1.6	1.8

Net income (loss)	$(28.3)	(52.2)%	$0.9	3.2%	$(26.4)	(22.7)%	$3.6	4.0%

Net Sales

Consolidated

Net sales for the third quarter of 2006 were $54.2 million, an increase of $25.8 million, or 90.8 percent over the second quarter in 2005. Year to date net sales for nine months ended September 30, 2006 were $116.1 million, an increase of $27.1 million, or 30.4 percent over the same period in 2005. The year over year increases were primarily the result of the acquisition of Amazys, sales for which have been included in the Company’s financial statements starting July 5, 2006 (the date of the acquisition). Amazys products contributed $27.6 million in sales for the third quarter and year to date periods ending September 30, 2006. Excluding the sales of Amazys products, the Company’s sales decreased $1.8 million, or 6.3 percent, for the quarter and $0.5 million for the nine months ended September 30, 2006 compared with the same periods in 2005.

A key component of the integration plan for the Amazys acquisition involves consolidating the two Companies’ product lines. This process includes elimination of certain overlapping products from each Company over the next one to two years. As such, the relative sales of products from each Company may shift.

Net sales for the three and nine month periods ended September 30, 2006 increased compared to 2005 for all categories, primarily due to the acquisition of Amazys in July 2006. Net sales in the Imaging and Media (formerly known as Graphic Arts), Industrial and Retail business units increased by $14.7 million, $8.0 million and $0.7 million, respectively, for the third quarter and by $16.0 million, $7.2 million, and $0.4 million for the year to date period ended September 30, 2006 versus comparable periods in 2005. Amazys product sales for the third quarter of 2006 for the Imaging and Media and Industrial business units were $17.2 and $8.5 million, respectively. Sales in the Company’s light category increased by $1.5 million for the quarter and $2.9 million for the year to date period ending September 30, 2006. Approximately $0.9 million of these increases were related to third quarter 2006 sales of the Company’s On-Line product that was acquired with the Amazys transaction. Net sales in the Company’s other product category increased by $0.9 million and $0.6 million for the quarter and year to date periods in 2006 compared with the same periods in 2005. These increases were attributable to incremental sales related to the Color Services business that was acquired as part of the Amazys acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The acquisition of Amazys at the beginning of the third quarter led to increased sales in all regions of the world compared with the prior year. Amazys sales contributed the following amounts to each region: Europe $12.2 million, North America $7.9 million, Asia Pacific $7.3 million and Latin America $0.2 million. Excluding sales of Amazys products, sales in North America on a quarter over quarter basis decreased by $0.8 million, or 5.2 percent, and on a year to date basis decreased $1.4 million, or 2.8 percent. Sales in Europe, excluding the incremental sales related to Amazys, remained consistent with prior year for the third quarter, and decreased $1.2 million, or 5.2 percent, on a year to date basis. Despite a slow third quarter compared with prior year, sales in Asia, excluding sales of Amazys products, increased $1.8 million, or 12.6 percent, for the year to date period compared with prior year. Sales in Latin America remained relatively flat compared with 2005 after adjusting for the effects of Amazys product sales.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc, the impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $1.0 million favorable effect on third quarter 2006 net sales and a $0.4 million favorable effect on year to date sales for the period ending September 30, 2006.

Net Sales By Product Line

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Imaging and Media, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the three and nine months ended September 30, 2006 and October 1, 2005 (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Imaging and Media	$27.4	50.6%	$12.7	44.7%	$53.8	46.3%	$37.8	42.5%
Industrial	15.2	28.0	7.2	25.3	30.4	26.2	23.2	26.1
Retail	5.3	9.8	4.6	16.2	16.3	14.0	15.9	17.8
Light	4.3	7.9	2.8	9.9	11.1	9.6	8.2	9.2
Other	2.0	3.7	1.1	3.9	4.5	3.9	3.9	4.4

Total	$54.2	100.0%	$28.4	100.0%	$116.1	100.0%	$89.0	100.0%

Imaging and Media

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Imaging and Media consists of two separate product categories, Imaging (formerly Digital Imaging) and Media (formerly Printing). For the third quarter of 2006, the Imaging and Media products group recorded an increase in net sales of $14.7 million, or 115.7 percent, compared with pre-acquisition results of third quarter 2005. The increase consisted of $17.2 million of Amazys product sales, offset by a decrease of $2.5 million in X-Rite product sales, driven primarily by light demand for X-Rite Imaging products that will soon be replaced by similar Amazys products. On a year to date basis, Imaging and Media net sales increased $16.0 million, or 42.3 percent, compared with 2005. This increase consisted of $17.2 million related to Amazys product sales since the acquisition and a $1.7 million increase in X-Rite media sales, off-set by a decrease in imaging sales of $2.9 million. The quarter and year to date increases in X-Rite media sales compared with 2005 were primarily due to the successful launch of the Intellitrax product late in 2005.

The impact of the Amazys acquisition was reflected in the three principal regions of the world where the Company conducts its operations. Net sales in Europe increased $8.9 and $8.2 million on a quarter and year to date basis, respectively, compared with 2005. These increases were driven by $9.6 million of sales of Amazys products in the third quarter of 2006. Net sales in North America increased $2.5 million and $2.8 million on a quarter and year to date basis compared with 2005; $3.8 million of the increase came from sales of Amazys product. Net sales in Asia increased $2.9 million and $4.6 million on a quarter and year to date basis; $3.3 million of the increase came from sales of Amazys product. Also adding to year to date sales increases were gains in sales of X-Rite product in Asia Pacific and Latin America of $1.3 million and $0.3 million respectively, on a year to date basis. These gains were offset by decreases in sales in North America and Europe of $1.0 million and $1.4 million respectively, on a year to date basis compared to 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Industrial

The Industrial products group provides color measurement solutions for the automotive and process control markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as the non-automotive process control markets. Net industrial sales increased $8.0 million, or 111.1 percent, and 7.2 million, or 31.0 percent, respectively, for the three and nine month periods ending September 30, 2006. Sales of Amazys products contributed $8.5 million for the quarter and year to date periods in 2006. The increase related to sales of Amazys product was off-set by declines in X-Rite product sales of $0.5 million and $1.3 million compared with 2005 on a quarterly and year to date basis respectively. These declines were primarily due to softness in the auto refinishing business and order timing. In addition, the Company believes that uncertainty among key customers concerning product sustainability surrounding the Amazys acquisition contributed to the decline in sales compared with 2005.

Geographically, Industrial sales increased in all regions due to the acquisition of Amazys. Net sales in North America increased $3.8 million and $3.7 million, respectively, on a quarterly and year to date basis compared with 2005 sales, $3.4 million of which was related to sales of Amazys products in the third quarter of 2006. Net sales in Asia Pacific Increased $2.3 million and $3.1 million, respectively, for the third quarter and year to date periods of 2006 compared with 2005. For both the quarter and year to date periods, a $2.8 million increase in Asia Pacific net sales was attributable to the Amazys products. Net sales in Europe increased $1.3 million and $0.4 million on a quarterly and year to date basis respectively, compared to 2005, due to sales of Amazys product totaling $1.7 million for third quarter 2006. Increases in sales due to the Amazys acquisition were off-set by decreases in sales of X-Rite product in Europe, sales for which decreased $0.4 million and $1.4 million respectively, on a quarterly and year to date basis compared to 2005.

Retail

The Retail products group markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants and paint retailers. Net sales in the Retail products group increased $0.7 million, or 15.2 percent, for the third quarter and $0.4 million, or 2.5 percent, for the year to date period compared with 2005. The traditional markets served by the Retail have been flat in 2006. The increase noted in the third quarter was attributable to the launch of Matchstik 1.1, the latest version of the Company’s handheld color matching technology and store rollouts for retailers.

Light

X-Rite services the light measurement markets through its Labsphere, Optronik, and On-line subsidiaries. These subsidiaries provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Light sales for the third quarter of 2006 increased $1.5 million, or 53.6 percent, compared with the third quarter of 2005. On a year to date basis, Light sales increased $2.9 million, or 35.4 percent, compared with 2005. The third quarter increase in sales was due to the acquisition of Amazys’ light business, which contributed sales of $0.9 million. On a year-to-date basis the increases in Light sales were also due to strengthening in the LED and telecom markets, as well as strong demand for Optronik’s new gonio software that was launched in late 2005.

Other

The Company’s product lines denoted as Other consist of two primary categories, Biodiagnostics and professional color training and support services, which are provided through the Amazys color services division. The Biodiagnostics category provides products and services to the medical and dental industries. The dental product line provides color-matching technology to the cosmetic dental industry through our ShadeVision systems. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. Other product sales for the third quarter and year to date periods in 2006 totaled $2.0 million and 4.5 million, respectively, representing quarter and year to date increases of $0.9, or 81.8 percent, and $0.6 million, or 15.4 percent, respectively, over the same periods in 2005. Sales of color services totaled $1.0 million for the third quarter and year to date periods ended September 30, 2006. Biodiagnostics sales totaled $1.0 million and $3.5 million, respectively, for the three and nine month periods ended September 30, 2006. These sales represent decreases of $0.1 million and $0.4 million, respectively, for the three and nine month periods ended September 30, 3006 compared to 2005. These decreases were a result of declines in the medical business due to technology shifting from film-based radiology to digital and declines in the dental business due the anticipated of the launch of the Company’s Shade-X product line, which has a significantly lower price point and an enhanced ergonomic design. The Company currently has contracts with committed volume levels for the Shade-X product totaling approximately $10 million over three years. Shade-X is expected to begin shipping in late 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit for the third quarter of 2006 was $22.4 million, or 41.3 percent of sales, compared with $18.2 million, or 64.1 percent of sales, for the third quarter of 2005. On a year to date basis, gross profit was $61.3 million, or 52.8 percent of sales, compared with $57.2, or 64.3 percent of sales, for the same period in 2005. Included in cost of sales for both the three and nine month periods ended September 30, 2006 was $5.3 million in restructuring charges representing charges for the write-down of inventory, tooling, capitalized software and other intangible assets directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. In addition the Company recorded $4.9 million in purchase accounting inventory adjustments as a result of the Amazys acquisition purchase price allocation. This allocation process required the Company to value the Amazys acquired inventory at fair value as of the date of the acquisition and subsequently amortize this valuation increase over an appropriate inventory cycle. The fair value valuation increase of $4.9 million was fully amortized through Cost of Goods Sold during the third quarter which approximated one inventory turn for those products. Excluding the effects of the restructuring and purchase accounting valuation charges in cost of sales, the Company’s gross margin would have been $32.6 million, or 60.1 percent, for the quarter and $71.5 million, or 61.6 percent, for the year to date period ended September 30, 2006. Amazys historical gross margins have typically been 4 to 8 percent lower than X-Rite’s. The decline in third quarter and year to date gross margins was attributable to the acquisition of Amazys. Other factors contributing to the year to date decline in margins from 2005 included unfavorable manufacturing variances and increases in inventory scrap and obsolescence reserves, including reserves for non-Rohs-Wees compliant components that are not longer used in production.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Selling and marketing	$13.6	25.1%	$9.0	31.7%	$31.7	27.3%	$26.5	29.8%
Research, development and engineering	10.0	18.5	4.2	14.8	19.3	16.6	12.2	13.7
General and administrative	8.0	14.8	4.0	14.1	17.6	15.1	14.3	16.1
Acquired in-process research and development	11.1	20.5	—	—	11.1	9.6	—	—
Restructuring	8.2	15.1	—	—	8.2	7.1	—	—
Integration	1.0	1.8	—	—	2.1	1.8	—	—
Founders insurance gain	—	—	—	—	—	—	(1.2)	(1.4)

Total	$51.9	95.8%	$17.2	60.6%	$90.0	77.5%	$51.8	58.2%

Selling and Marketing

Selling and marketing expenses for the three and nine months ended September 30, 2006 increased by $4.6 and $5.2 million, respectively, which represent increases of 51.1 and 19.6 percent, respectively, compared with to the same periods in 2005. The increase was primarily a result of the acquisition of Amazys at the beginning of the third quarter 2006. Amazys selling and marketing expenses for the third quarter of 2006 (since acquisition) were $4.8 million. The increases in the third quarter related to Amazys expenses were partially offset by a decrease in X-Rite selling and marketing expenses of $0.2 million, which was primarily related to lower compensation and commissions and decreased spending on trade shows and professional services. In addition to the Amazys expenses, an additional $0.4 million in selling and marketing expenses were incurred on a year to date basis compared to 2005. These increases included compensation, consulting, the impact of expensing equity grants under SFAS 123(R) and software maintenance fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research, Development and Engineering

Research, development and engineering (RD&E) expenses in 2006 increased $5.8 million, or 138.1 percent, for the quarter and $7.1 million, or 58.2 percent, for the year to date period ended September 30, 2006 compared with the comparable periods in 2005. The increase was primarily related to the acquisition of Amazys, which added $3.4 million in operating expenses, and $2.2 million in amortization of intangible assets to the quarter and year to date balances in 2006. The year to date increase was also impacted by increased costs for product design and development incurred by X-Rite.

General and Administrative

General and Administrative (G&A) expenses increased by $4.0 million, or 100.0 percent, for the third quarter of 2006 and $3.3 million, or 23.1 percent, for the year to date period ending 2006 compared to the same periods in 2005. The increases were primarily the result of the Amazys acquisition. Amazys G&A expenses were $1.9 million for the third quarter of 2006. In addition, the acquisition also resulted in $0.3 million in new amortization of intangible assets. The 2006 G&A charges also reflect incremental charges for share-based compensation related to the adoption of SFAS 123(R) in January 2006. These charges were $0.3 and $0.7 million for the third quarter and year to date periods respectively. Increased compensation and professional fees for 2006 compared with 2005 also added to the year over year increases.

Acquired In-Process Research and Development

The Company allocated $11.1 million to acquired in-process research and development (“IRP&D”) as part of the intangibles valuation process in connection with the Amazys acquisition. This value was determined utilizing the income approach by determining cash flow projections related to the projects. The full value of the acquired IPR&D intangible assets was written off at the date of acquisition in accordance with Generally Accepted Accounting Principles as technological feasibility had not been established and no future alternative uses existed. This write-off was included in a separate line on the Company’s Condensed Consolidated Statements of Operations. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of the Amazys Acquisition.

Restructuring

During the three months ended September 30, 2006, the Company initiated restructuring actions relating to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination redundant of jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 52 employees, 31 of which have been completed as of September 30, 2006, facility closures of approximately 40,176 net square feet, and various asset write-downs. Total restructuring charges relate to this plan are estimated to be $16.5 million. The Company has incurred $13.5 million of these costs as of September 30, 2006 consisting of $7.5 million related to severance and $6.0 million related to asset write-downs. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $5.3 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the statements of operations. The majority of the remaining restructuring activities are expected to be completed during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to longer-term severance. Additional restructuring expenses may be necessary as the integration progresses.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”) have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants used for strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and nine month periods ended September 30, 2006 totaled $1.0 million and $2.1 million, respectively.

Founders Insurance

Included in the 2005 year to date operating expenses was a $1.2 million gain related to the sale of the life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 16 to the Condensed Consolidated Financial Statements and Founders’ Share Redemption program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Other Income (Expense)

Interest Expense

Interest expense was $4.4 million for both the three and nine month periods ending September 30, 2006. Prior to 2006, the Company had only nominal interest expense, as the amount of outstanding debt at any given time was not significant. Interest expense in 2006 was primarily related to the debt incurred and amortization of associated financing costs in order to finance the acquisition of Amazys that occurred during July of 2006. Additionally, the Company incurred interest charges related to the financing of its new corporate headquarters which was purchased in February 2006. See Note 9 for further discussion of the Company’s short and long-term indebtedness.

Gain on Derivative Instruments

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash portion of the purchase price of the acquisition of Amazys. These contracts had a notional value of CHF 260.1 million and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million for the nine months ended September 30, 2006. The impact on income, for the three months ended September 30, 2006 was a $0.1 million loss.

Write Down of Other Investments

In prior years, the Company had made $12.2 million of investments through its strategic venture capital group, XR Ventures, LLC (XRV). Each investment represents less than twenty percent of the respective portfolio companies. The investments have been recorded at cost since the Company does not exercise significant influence over the operating and financial policies of each portfolio company.

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

Other, net

Other income consists of investment income, investment impairments, and losses from foreign exchange transactions. The Company’s investment portfolio was liquidated in June 2006, to provide funding for the Amazys acquisition. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

Income Taxes

The Company recorded income tax benefits of $5.5 and $4.1 million against pre-tax losses of $33.7 and $30.5 million for the three and nine month periods ended September 30, 2006, respectively. The effective income tax rate for each period was 16.2 and 13.4 percent, respectively. Both the quarter and year to date tax rates have been negatively impacted by the Company not recognizing tax benefits associated with approximately $14.3 million of nondeductible purchase accounting adjustments recorded in connection with the Amazys acquisition. The Company is currently in the process of evaluating potential tax structures related to this acquisition that may allow for some or all of these charges to receive more favorable tax treatments.

The Company recorded income tax expense of $0.2 million and $1.6 million against pre-tax income of $1.1 million and $5.2 million for the three and nine months ended October 1, 2005, respectively. The effective income tax rates for the three and nine months ended October 1, 2005 were 15.7 percent and 30.8 percent, respectively. The provision calculations were positively impacted, as compared to the federal statutory rate, by certain international tax benefits and tax credits.

The U.S statutory rate for both tax years was 35.0 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Income (Loss)

The Company recorded net losses of $28.3 million and $26.4 million, respectively, for quarter and year to date periods ended September 30, 2006. For the comparable periods in 2005, the Company recorded net income of $0.9 million and $3.6 million, respectively. On a per share basis, fully diluted net loss per share was $0.99 and $1.12 for the three and nine months ended September 30, 2006, respectively. Net income in 2006 reflects costs associated with the acquisition restructuring and integration of the Amazys acquisition in July 2006. Net income for the nine months ended September 30, 2006 included the following pre-tax charges: $13.5 million of restructuring expenses, an $11.1 million write-off of acquired in-process technology, a $4.9 million purchase accounting inventory valuation adjustment, $2.1 million of integration expenses, and $3.1 million in amortization of intangibles recorded as part of the Amazys purchase price allocation. The third quarter 2006 contained the same amounts with the exception of integration expense, which totaled $1.0 million, pre-tax, for the quarter. These pre-tax charges total $33.6 million and $34.7 million, respectively, for the quarter and year to date periods in 2006 and represent expenses that were not present in 2005. In addition, the quarter and year to date periods include $4.4 million in interest expense related to the financing of the Amazys acquisition, while the Company incurred nominal interest expense in 2005.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2006 due to the issuance of 7.2 million shares in the third quarter as part of the consideration paid to acquire Amazys, in addition to shares being issued in connection with the Company’s employee stock programs.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	September 30, 2006	October 1, 2005	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$18.9	$5.8	$13.1
Investing activities	(203.5)	(10.8)	(192.7)
Financing activities	192.1	—	192.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.4	(0.6)

Net increase (decrease) in cash and cash equivalents	7.3	(4.6)	11.9
Cash and cash equivalents, beginning of period	6.5	9.7	(3.2)

Cash and cash equivalents, end of period	$13.8	$5.1	$8.7

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2006, the Company had cash and cash equivalents of $13.8 million and no short-term investments. At December 31, 2005, the Company had cash and cash equivalents of $6.5 million and short-term investments of $14.9 million. Short-term investments held as of December 31, 2005 consisted primarily of tax-free variable rate demand notes. At September 30, 2006, approximately $10.0 million in cash and cash equivalents were held by subsidiaries outside of the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Activities

Net cash provided by operating activities was $18.9 and $5.8 million for the first nine months of 2006 and 2005, respectively. In 2006, cash provided by operating activities consisted of a net loss of $26.4 million, offset by non-cash items of $31.3 million and net cash provided by operating assets and liabilities of $14.0 million. Significant adjustments for non-cash items included $10.2 million in depreciation and amortization charges. In addition, $13.5 million in restructuring charges and $11.1 million of acquired in-process research and development write offs were incurred in connection with the Amazys acquisition. Share-based compensation charges, excluding the share-based compensation expense recorded as part of restructuring, of $1.4 million were recorded for the nine month period due to the adoption of SFAS No. 123(R). The aforementioned items were offset by a $2.1 million gain on derivative financial instruments utilized as a hedge of the cash component of the Amazys acquisition and an increase in deferred tax assets of $3.0 million. Significant changes in working capital accounts included a decrease in receivable of $15.2 million and an increase in other liabilities of $5.1 million.

In 2005, net cash provided by operating activities consisted of net income of $3.6 million adjusted for non-cash items of $5.9 million and net cash used for changes in working capital items of $3.7 million. The adjustments for non-cash items included $4.7 million in depreciation and amortization charges, and $1.6 million in deferred income taxes, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 16 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Operating funds were also provided by a decrease in accounts receivable of $3.8 million, offset by an increase in inventory levels of $2.5 million, an increase in prepaid and other current assets of $1.1 million, and decreases in current and non-current liabilities of $4.0 million.

Investing Activities

The most significant components of the Company’s investment activities were (i) strategic acquisitions, (ii) capital expenditures, (iii) short-term investment purchases and sales, and (iv) insurance gains and expenses related to the Founders’ Shares Redemption Program.

Net cash used for investing activities during the first nine months of 2006 was $203.5 million compared with $10.8 million used during the same period in 2005. This increase was driven by the acquisition of Amazys which required $193.4 million of cash, and the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility which required $19.5 million. Sources of cash to meet these needs came from short and long term borrowings (see Financing Activities below), sales of short-term investments, and cash acquired as part of the Amazys transaction.

Acquisition of Amazys Holding AG

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG, a listed company incorporated in Switzerland (“Amazys”). Amazys is a color management solutions company that develops, markets, and supports hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, automotive and other Industries. The combining of X-Rite and Amazys is expected to result in significant benefits, including creating a global market leader in the color industry, accelerating technological innovation, and building the strongest talent pool in the industry.

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. The Company has initiated the compulsory acquisition process under Swiss law whereby, subject to approval by the relevant Swiss authorities, each Amazys share that remains outstanding will be cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and CHF 77 in cash for each tendered Amazys share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table summarizes the aggregate consideration paid for the acquisition (in thousands).

Cash consideration	$213,177
Transaction costs	9,411

Total cash consideration	222,588

Fair value of X-Rite stock (7,221,458 shares)	81,169
Accrual for shares not yet tendered	916

Total consideration	304,673

Gain on derivatives used to settle tender offer and transaction costs	2,083

Net assets acquired	$306,756

The cash consideration exchanged for Amazys shares consisted of existing cash and the issuance of new debt totaling $205.0 million. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

Capital expenditures for the nine months ended September 30, 2006 were $23.1 million. Included in these expenditures was $19.5 million related to the purchase of the Company’s new corporate headquarters and related renovation costs. In order to fund the purchase of the building, during the first nine months of 2006 the Company incurred short-term borrowings of $13.5 million under its revolving line of credit. This loan was converted to a mortgage loan in June 2006 (see Financing Activities below). In addition to the purchase of the building, the Company had additional capital expenditures of $3.6 million primarily related to purchases of machinery, equipment, computer hardware and software. Amazys incurred capital expenditures of $1.7 million subsequent to the acquisition date of July 5, 2006. The Company anticipates capital expenditures for the remainder of 2006 will be approximately $6.1 million, including approximately $4.3 million related to the Company’s relocation of its headquarters to a new building and $1.8 million related to global information technology upgrades and the purchase of machinery, hardware and software to support both current operations as well as expanded research and developments efforts.

Significant cash used for investing activities in the first nine months of 2005 included capital expenditures of $3.1 million, purchases of short term investments of $10.5 million and an increase in other assets of $3.2 million. In addition, during the second quarter of 2005, $0.8 million was paid as the last of two contingent payments for the purchase of Monaco Systems, Inc. Offsetting cash used in investing activities were proceeds of $6.5 million from the sale of three life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, discussed more fully in Note 16 to the Condensed Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Additional funding for investing activities was generated by operating cash flows and periodic sales of short-term investments.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. The Company did not make any premium payments for the 2005 policy year, and no payments have been made through September 30, 2006 relating to the 2006 policy year. The Company does not expect to make premium payments for 2006 and does not expect this to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

Financing Activities

The Company’s principal financing activities were the management of short and long term indebtedness incurred in connection with the Amazys acquisition as well as the new corporate headquarters building, issuance of common stock in connection with the Amazys acquisition, exercise of stock options, and shares purchased in the employee stock purchase plan, and the payment of dividends on its common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Prior to July 1, 2006, the Company maintained a revolving line of credit agreement with a bank, which provided for maximum borrowings of $25 million with variable interest at LIBOR plus 75 to 100 basis points as defined in the agreement. Borrowings under this facility were unsecured and no compensating balances were required under the agreement. This agreement was terminated and replaced by a new revolving line of credit in conjunction with the Amazys acquisition.

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Kentwood, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s current headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. On September 14, 2006 the Company entered into an Agreement of Purchase and Sale to sell its current headquarters for $14 million with a transaction closing anticipated no later than October 2007.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for an aggregate principal amount of up to $220 million and replaces the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a seven-year term loan and a $40 million five year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. At September 30, 2006, interest payments are due quarterly based on the three month LIBOR rate of 5.3975 percent, plus 225 and 500 basis points for the first and second lien facilities, respectively. In September 2006, the Company entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 9 for further discussion). In addition, the unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. The Company incurred $7.4 million of financing costs as part of this transaction.

As of September 30, 2006, the Company has drawn $7.5 million against the revolving line of credit. Further draws on the revolving line will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s current headquarters and manufacturing facility is repaid in full.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of September 30, 2006.

In September, 2006 the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company.

These agreements result in the Company paying or receiving the difference between the three month LIBOR and fixed rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS No. 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income net of deferred tax expense. The ineffective portion if any, of the change in fair value is recorded to the current period earnings in general and administrative expenses. The fair value of the interest rate swaps at September 30, 2006 was a liability of $0.8 million, which was recorded in both current and long-term other accrued liabilities depending on the expiration date of the underlying instrument. During the quarter ending September 30, 2006, no interest settlements occurred and the impact of interest accruals on these instruments were not material.

The counterparty to all of the Company’s derivative financial instruments is a major financial institution with which the Company also has other financial relationships. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the term of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreements remaining life. The Company does not anticipate non-performance by the counterparty given their high credit ratings, and no material loss would be expected from non-performance by the counterparty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash portion of the purchase price of the acquisition of Amazys. These contracts had a notional value of CHF 260.1 million and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million for the nine months ended September 30, 2006. The impact of on income, for the three months ended September 30, 2006 was ($0.1) million.

During the first nine months of 2006, the Company issued 64,570 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $0.6 million of cash. In addition, 126,210 shares were granted under the Company’s Restricted Stock Plan and 7,221,458 shares were issued in connection with the Amazys acquisition. During the first nine months of 2005, the Company issued 257,402 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, generating $1.6 million in cash.

The Company paid quarterly dividends at a rate of $.025 per share in both 2006 and 2005, requiring the use of $1.8 and $1.6 million respectively, for those years.

Financing activities had a nominal effect on the Company’s cash position for the nine months ended October 1, 2005. The Company issued 257,402 shares of common stock during the first nine months of 2005, in connection with its employee stock option and purchase plans, which generated $1.6 million of cash. This cash inflow was offset by dividend payments of approximately the same amount for this time period.

The Company believes its current liquidity, future cash flows, and secured indebtedness should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the payment of principal and interest on indebtedness, funding of operations, life insurance premiums, and capital expenditures. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sales of these policies, which has been included as a component of Operating Income. At September 30, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

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

On September 14, 2006, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to sell its current corporate headquarters and manufacturing facility in Grandville Michigan for $14.0 million. The Agreement provides for an initial earnest money deposit of $100,000 which becomes non-refundable at the end of the buyer’s initial inspection period, and an additional $100,000 earnest money deposit payable at the end of the initial inspection period, to be held pending the receipt of certain government approvals. The buyer retains the right to terminate the agreement by giving timely written notice to the Company prior to closing or due to the Company’s failure to remedy a material breach of contract within a 10 day period of notification. Final closing of the sale will be based on completion of the Buyer’s inspection and due diligence process as well as granting of governmental approvals related to the future planned usage of the property, but no later than October 22, 2007.

Divestitures

On June 30, 2004, the Company sold the primary assets of its Coherix subsidiary for $0.8 million. Under the terms of the agreement, the purchaser received all operating assets and intellectual property of the Company. The purchaser made an initial payment of $0.1 million with the remaining balance secured by a non-interest bearing note due in installments over a six-year period. The Company will record gains on the sale as payments are received on the note. The Company has received two $0.1 million installment payments, one in June of 2005 and one in June of 2006. Those payments were recorded as gains when received. The remaining deferred gain at September 30, 2006 is approximately $0.3 million, which represents the discounted value of the remaining note payments at that date.

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

NEW ACCOUNTING STANDARDS

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 11 to the Condensed Consolidated Financial Statements for information on the impact of the Company’s adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued FASB Interpretation No. 157, Fair Value Measurements, (“SFAS 157). SFAS 157 defines fair value and establishes a framework for measuring fair value in order to increase consistency in how fair value is measured under various existing accounting standards. SFAS also expands financial statement disclosure requirements about the Company’s use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB adopted Statement of Financial Accounting Standards N. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R), (“SFAS 158”). SFAS 158 requires companies to recognize a net asset or liability and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements and will record any corresponding adjustments in the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

NEW ACCOUNTING STANDARDS - continued

The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company allocates the total transaction fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence (“VSOE”).

Certain of the Company’s software arrangements involve “off-the-shelf” software and services that are not considered essential to the functionality of the software. For these arrangements, revenue is recognized when title and risk of loss has transferred, customer acceptance is reasonably assured, the sales price represents an enforceable claim and is probable of collection, which is normally the shipping date.

PCS includes telephone support, enhancements and rights to upgrades on a when-and-if-available basis. These support and maintenance fees are typically billed at the time of shipment and are recognized as revenue ratably over the related contract periods. The Company’s standard contract periods are twelve months from date of title transfer.

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the completed contract method. Using the completed contract method revenue is recognized upon receipt of customer acceptance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its derivative and insurance portfolios. In the normal course of business, the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures.

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisition of Amazys. At September 30, 2006, contracts with a notional value of $153.0 million and a fair value of ($0.8) million were outstanding that were designated as cash flow hedges in accordance with SFAS 133. The Company does not trade in financial instruments for speculative purposes.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly.

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

Changes in Internal Control Over Financial Reporting.

During the nine month period ended September 30, 2006, the following change in internal controls occurred.

On July 5, 2006, the Company acquired Amazys Holding AG, a listed company incorporate in Switzerland (“Amazys”). X-Rite’s management has not yet completed an evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the recently acquired Amazys business.

Other than the item described above, there were no other significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II OTHER INFORMATION

Items 1, 1A, 2, and 3 are inapplicable and have been omitted.

Item 4 Submission of Matters to a Vote of Security Holders At a Special Meeting of Shareholders on June 30, 2006

On July 24, 2006, the Company held the annual meeting of its Shareholders to vote on the election of directors and a proposal to approve the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan. The results of the voting were as follows:

1. Election of the following directors to three-year terms expiring in 2007 through 2009.

	Affirmative Votes	Votes Withheld
Term to expire in 2009
Mario M. Fontana	24,462,106	2,065,598
Paul R. Sylvester	24,085,689	2,442,015
Mark D. Weishaar	24,521,129	2,006,575

Term to expire in 2008
Dr. Massimo S. Lattmann	25,248,265	1,279,439

Term to expire in 2007
Gideon Argov	20,654,852	5,872,852
Michael C. Ferrara	25,240,454	1,287,250

Company directors Peter Frieder (whose term expires in 2007) and Stanley W. Cheff and John E. Utley (whose terms expire in 2008) continued as directors of the Company following the annual meeting.

	Affirmative Votes	Negative Votes	Abstentions	Broker Non-votes
2. Proposal to Approve the 2006 Omnibus Long Term Incentive Plan	11,304,821	1,814,855	28,046	13,379,982

Item 5. Other Information

Effective July 5, 2006, the base salaries of certain of the Company’s executive were increased to the levels set forth below. The salary increases were designed to reflect increased responsibilities following the consummation of the Amazys transaction.

Name	Position	Base Salary
Michael C. Ferrara	President, Chief Executive Officer	$425,000
Mary E. Chowning	Executive Vice President, Chief Financial Officer	285,000
Jeffrey J. Smolinski	Senior Vice President, Operations	230,000
James M. Weaver	Vice President, Marketing and Product Development	210,000

The Company completed its acquisition of Amazys on July 5, 2006 and the salary adjustments noted above became effective as of that same date.

PART II OTHER INFORMATION

Item 6 Exhibits

(a) Exhibit Index

3.1	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated April 17, 2006 (filed as exhibit to Form 10-Q for the quarter ending July 1, 2006, (Commission File No. 0-14800) and incorporated herein by reference)

10.1	Agreement for Purchase and Sale, dated as of September 14, 2006, by and between the Company and Target Corporation (filed as Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 0-14800) and incorporated herein by reference)

10.2	Separation Agreement effective July 5, 2006 entered into between X-Rite, Incorporated and Dr. Peter Banks (filed as exhibit to Form 8-K dated June 30, 2006 (Commission File No. 0-14800) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 9, 2006	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr. Chief Executive Officer

November 9, 2006	/s/ Mary E. Chowning
Mary E. Chowning
Executive Vice President and Chief Financial Officer