Form 10-K
period 2006-12-30
X RITE INC
filed 2007-03-14
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

Commission file number 0-14800

X-RITE, INCORPORATED

(Name of registrant as specified in charter)

Michigan	38-1737300
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 44th Street S.E., Grand Rapids, Michigan 49512

(Address of principal executive offices)

616-803-2100

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

On March 1, 2007, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 28,778,264.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $231,247,953 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 72.

FORM 10-K

X-Rite, Incorporated

For The Year-Ended December 30, 2006

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

X-Rite, Incorporated (also referred to as “X-Rite,” “the Company,” “our,” “we,” or “us”) is a technology company that develops a full range of color management systems and solutions. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies and professional photographers and graphic designers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media (formerly known as Graphic Arts), Retail, and Industrial. A more detailed discussion of X-Rite products and markets appears below.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in Ohio, New Hampshire, North Carolina and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, Hong Kong, China, Japan and Singapore. Manufacturing facilities are located in the United States, Switzerland, Germany, and Italy.

X-Rite was organized in 1958 as a Michigan corporation and made its initial public offering of common stock in April of 1986. We have grown through internal expansion and acquisitions, investing heavily over the past three years in our core color businesses.

•	Amazys Holding AG Acquisition

We completed the acquisition of Amazys Holding AG (Amazys) on July 5, 2006. Amazys is a color management solutions company, based in Switzerland that develops markets, and supports hardware, software, and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries.

•	Product Innovation

In 2006, we introduced twelve new products and twenty-two major product upgrades. We also devoted substantial resources to research and development, streamlining the development process, and achieving functional design excellence. We currently spend over fourteen percent of our revenues annually on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, and services.

•	International Operation

With offices in twelve countries outside the U.S. and service centers across Europe, Asia, and the Americas, X-Rite continues to improve its ability to conduct business with customers around the world. In 2006, international sales represented 59.2 percent of total revenue. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries: X-Rite GmbH, Cologne, Germany and X-Rite Asia Pacific Limited, Hong Kong. In 1994, we established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, a French subsidiary, X-Rite Méditerranée SARL, was established by acquiring a branch of an X-Rite dealer located near Paris. In 2002, we opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The Peoples Republic of China. This subsidiary coordinates activity with previously opened representative offices in Beijing, Tianjin and Guangzhou strengthening our ability to serve China’s growing markets. In 2003, we affirmed our commitment to Japan and the many multi-national headquartered companies that reside there by expanding our sales office and creating a new company,

X-Rite, K.K. In 2006, we expanded our global presence even further through the acquisition of Amazys Holding AG, a color solutions company based in Switzerland.

MAJOR MARKETS

X-Rite operates in one reportable business segment: quality control solutions and accessories. Accordingly, no separate operating segment information is presented. Our primary market focus is in the color management and measurement area. We provide end-to-end solutions that combine hardware, software, and services to customers in three major markets.

Imaging and Media (formerly Graphic Arts)

The Imaging and Media business represented approximately 49 percent of X-Rite’s total net sales in 2006, and consists of two major markets: Digital Imaging and Printing.

X-Rite’s Digital Imaging markets consist of solutions for graphic designers photo processing, photography, graphic design, pre-press service bureaus, and a myriad of calibration tools for image setters, raster image processors, and other digital applications. Our product solutions work to create value at key stages of the workflow by reducing waste, increasing productivity and enhancing quality.

The primary Printing markets that we serve are in digital and traditional printing. X-Rite’s color-calibrated instruments, digital palettes, and output measurement devices support color communication for the entire printing and preprinting process reducing set up time and eliminating costly mistakes. Our handheld products are straightforward, self-contained solutions that keep color on-target in the pre-press process, ink lab and pressroom. X-Rite’s automated scanning systems support the need for faster and more frequent color data collection.

Industrial

Our Industrial business represented approximately 26 percent of total net sales in 2006, and is concentrated in the quality and process control markets. We design, develop, and manufacture reliable and accurate precision instrumentation, software, and systems for global manufacturers, fulfilling a need to measure color for formulation, quality, and process control for paint, plastics, and textiles. Accurate color reproduction and global supply chain management offers businesses a competitive advantage, and is an important factor when products are assembled from parts made around the world. X-Rite industrial product solutions are designed to reduce waste, increase production uptime, improve process management, and enable global color communication.

Retail

X-Rite’s Retail business represented approximately 13 percent of X-Rite’s total net sales in 2006 and serves two major markets: paint matching and home décor. The paint matching business is conducted under the name of Match Rite. X-Rite is the leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and it has established a strong presence in Europe and other regions of the world. X-Rite’s Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment promoting sophisticated shade matching capabilities for the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base and other facets of the home décor industry.

Other

Light measurement—X-Rite is one of the most experienced suppliers of light measurement technology in the world, producing best-in-class light measurement systems and accessories, uniform light sources, diffuse reflectance materials, and reflectance standards. Our Labsphere subsidiary specializes in the design and manufacture of integrating spheres and systems, and instruments for a variety of electro-optical test and measurement applications, including: lamp flux measurement, LED measurement, reflectance and transmittance measurement, and radiance and irradiance applications. This extensive product line features more than 100 systems and accessories that serve many industries, including telecommunications, automotive, and military/aerospace. In February 2007, the Labsphere business was sold as part of the Company’s strategic focus on color management.

Medical and Dental—X-Rite serves the medical x-ray market’s imaging needs and provides instrumentation designed for use in controlling variables in the processing of x-ray film. Additionally, we manufacture restorative tooth shade matching instruments and complementary software packages that are designed for use in cosmetic dental practices. Our ShadeVision® System is a significant technological advance that improves patient care by replacing the subjective selection of tooth color with an accurate measurement. This product line is sold and marketed exclusively through our partner, Sullivan-Schein Dental, part of the Henry Schein Company.

Color Services—X-Rite provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. Our Color Services business provides both major manufacturers and end users with comprehensive solutions for their color and workflow problems.

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

OTHER INFORMATION

Manufacturing, Sourcing and Service

We manufacture the majority of our products at our manufacturing facilities in Grand Rapids, Michigan and Regensdorf, Switzerland. We generally have multiple sources for raw materials, supplies and components, and are generally able to acquire materials on a volume discount basis. Product repair and service is provided at twelve locations throughout the world.

Competition

The color management and measurement business is intensely competitive and subject to technological change, evolving customer requirements, and changing business models. We face significant competition in all areas of our current business activities. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other technologies emerge or become less expensive. We face direct competition from approximately six firms producing competing products in the Imaging and Media category, and approximately six manufacturers of competing products in the retail and industrial markets, some of whom have significant resources and sales. The primary basis of competition for all the Company’s products is technology, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Employees

As of December 30, 2006, the Company employed 968 people on a full time basis, of which 586 are in the United States. We believe we have been successful in attracting and retaining highly qualified employees, but we cannot guarantee that we will continue to be successful in the future. We believe we have good relationships with our employees.

Patents

As of December 30, 2006, X-Rite owned 170 patents and had 164 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

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

Significant Customers

No single customer accounted for more than 10 percent of total net sales in 2006, 2005, or 2004. We do not believe that the loss of any single customer would have a material adverse effect on the Company.

Backlog

The Company’s backlog of scheduled but unshipped orders was $16.8 million as of January 27, 2007, and $5.0 million as of January 28, 2006. This backlog is expected to be filled during the current fiscal year.

Research, Development and Engineering

During 2006, 2005, and 2004, respectively, the Company expensed $26.5, $16.3, and $15.2 million on research, development, and engineering.

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $3.0, $3.8, and $3.3 million in 2006, 2005, and 2004, respectively. The related amortization expense was included in cost of sales (see Note 2 to the Consolidated Financial Statements).

See Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual report on Form 10-K for a discussion of our domestic and international sales.

ITEM 1A. RISK	FACTORS

There are many risk factors that may adversely affect the Company’s operating results; risk factors that X-Rite deems critical include the following:

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with international operations.

The acquisition of Amazys in July of 2006 significantly expanded our international operations. During fiscal 2006, we derived approximately 59.2% of our total revenues from sales of our products outside of the United States, compared with 47.5% during fiscal 2005. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. There can be no assurance that we will maintain or expand our international sales. We believe that our future growth will be dependent, in part, upon our ability to maintain and increase revenues in our existing and potential international markets. If the revenues generated from international activities, especially in emerging markets, are inadequate to offset the expense of maintaining such international operations, our business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of our businesses could also subject us and our results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, international sales and operations are subject to inherent risks, including:

•	lack of experience in a particular geographic market;

•	tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	different and changing regulatory requirements in various countries and regions;

•	fluctuating exchange rates and currency controls;

•	difficulties in staffing and managing foreign sales and support operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences, including repatriation of earnings;

•	diminished protection of intellectual property in some countries outside the U.S.;

•	development and support of localized and translated products;

•	lack of acceptance of localized products or X-Rite in foreign countries;

•	differing local product preferences and product requirements;

•	labor force instability, including possible shortages of skilled personnel required for local operations; and

•	political and/or economic instability, such as perceived or actual public health (e.g. SARS) or terrorist risks which impact a geographic region and business operations therein.

As we expand our international operations, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

Our ability to attract new customers, retain existing customers and pursue our strategic objectives depends on the continued services of our current management, sales, product development and technical personnel and our ability to identify, attract, train and retain similar personnel. Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need if we are unable to offer competitive salaries and benefits, or if our stock does not perform well. The loss of any one of our management personnel, or our inability to identify, attract, train, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully and pursue our strategic objectives. We do not carry key person life insurance on any of our employees. Similarly, competition for skilled sales, product development and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of key sales, product development and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

We are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may cause our profitability to decline.

In fiscal 2006, we derived approximately US$106.4 million, or 59.2% of our total revenues, from sales of our products outside of the United States. Measured in local currency, a substantial portion of our business’ foreign generated revenues were generated in Swiss Francs, Euros and British Pound Sterling. The United States dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to other currencies could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities. We currently have no hedging or similar foreign currency contracts to mitigate the risk of exchange rate fluctuations. Fluctuations in the value of foreign currencies could adversely impact the profitability of our foreign operations.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

We have made significant expenditures to develop and acquire technology and intellectual property rights. We actively patent and trademark these properties whenever possible and will vigorously defend them against infringement. Our failure to protect our intellectual property could seriously harm our business and prospects because we believe that developing new products and technologies that are unique is critical to our success. We will incur substantial costs in obtaining patents and, if necessary, defending our intellectual propriety rights. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. Our efforts to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures may not be adequate to protect our proprietary rights. Patent filings by third parties could render our intellectual property less valuable. Disputes may arise as to ownership of our intellectual property or as to whether products designed by our competitors infringe our intellectual property rights. Employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. In addition, intellectual property rights may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market position. Competitors may also capture market share from us by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. In addition, as sales of our products continue to grow internationally, our exposure to intellectual property infringements in countries where intellectual property rights protections are less stringent will increase. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be impaired, which would limit our growth and future revenue.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that others will not claim that our proprietary or licensed products are infringing on their intellectual property rights or that we do not in fact infringe on those intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed on their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.

We may not have financing for future technology and capital requirements, which may prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

If we cannot incur additional debt or issue equity or are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings, improve our technology or increase our manufacturing capacity, particularly through strategic acquisitions or investments. Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights and preferences and privileges senior to those of holders of our common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on our operations. If we raised funds through the issuance of equity, this issuance would dilute your ownership of us. If the price of our equity is low or volatile, we may not be able to issue additional equity to fund future acquisitions.

Our ability to make payments on and to refinance our indebtedness and to fund working capital, capital expenditures and strategic acquisitions and investments, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The markets for our products and services are highly competitive. If we are unable to compete effectively with existing or new competitors, our business could be negatively impacted.

The businesses in which we compete are very competitive and subject to technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of our current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, and/or (4) a larger installed customer base than X-Rite. A number of companies offer products and services that are similar to those offered by us and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than us. Our competitors may develop products and services that compete with those offered by us or may acquire companies, businesses and product lines that compete with us. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. If we are not able to differentiate our products and services in the market then competitive pressures may potentially impact our sales volumes, pricing structure, gross margin, operating expenses an operating income.

Accordingly, there can be no assurance that current or potential competitors of X-Rite will not develop or acquire products or services comparable or superior to those that we develop, combine or merge to form significant competitors, or adapt more quickly than us to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for our products and services, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors of X-Rite or that the competitive pressures that the company may face will not materially adversely affect our business, operating results, cash flows and financial condition.

We may be affected by environmental laws and regulations.

We are subject to a variety of laws, rules and regulations relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties necessitated by pollutants. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Also, if we fail to comply with present or future environmental laws, rules and regulations, such failure could result in fines, suspension of production or cessation of operations.

We are vertically integrated and, therefore, must manage costs efficiently.

A significant portion of our manufacturing processes are vertically integrated. Therefore, it is critical to efficiently manage the cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits.

Our reliance on outsourced manufacturing presents risks to our fulfillment process.

We rely on a number of strategic supply chain partners that produce key components or sub-assemblies that support our final assembly, calibration, and test process. Some of these suppliers are single sourced and therefore present risks to our fulfillment process.

We depend on new product development to compete effectively.

We have made large investments in new products and services. There are no assurances as to when future revenues from these products will be received, or that the ultimate profit margins received will be adequate to justify the investment.

Continual development of new products and technologies as well as enhancements to existing products is a core component of our long-term growth plans. Our future business, financial condition and results of operations will depend to a significant extent on our ability to develop new products that address these market opportunities. As a result, we believe that significant expenditures for research and development will continue to be required in the future. Product development requires a time-consuming and costly research and development process. Unexpected delays in this process may significantly affect the timing of future revenues and increase costs. We must anticipate the features and functionality that customers will demand, incorporate those features and functionality into products, price our products competitively and introduce new products to the market on a timely basis. We cannot assure you that the products we expect to introduce will incorporate the features and functionality demanded by our customers, will be successfully developed, or will be introduced within the appropriate window of market demand. If there are delays in production of current or new products, our potential future business, financial condition, and results of operations could be adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by us.

Any general economic slowdown could adversely affect our revenues and profitability.

Many of our products are used for quality control purposes within a larger manufacturing or production process. As such, our sales in some instances are linked to capital goods spending. Should there be a prolonged slowdown in capital goods spending or changes in global economic conditions, our revenues and profitability could be noticeably impacted.

We may face potential tax liabilities.

We are subject to taxation in many jurisdictions in the United States, Europe, Asia and elsewhere. In the ordinary course of business, there are transactions and calculations where the ultimate tax liability cannot be determined with certainty at the time the transaction is entered into. Preparation of our income tax provision requires the use of judgments as to how these transactions will ultimately be taxed. We believe our tax accruals are accurate though the ultimate determination of these issues may be different from that which is reflected in our historical provision and accruals. Should these determinations be different from what is previously recorded and additional tax is assessed, those assessments would be recorded in the period in which they occur.

The market price of our common stock may decline

The market price of the X-Rite’s common stock is dependent on many factors and may decline if:

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

Uncertainties related to the integration of Amazys may impact on-going operations

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

For these reasons, the Company may fail to complete successfully the integration of X-Rite and Amazys, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than currently expected and may take a longer time to achieve than currently anticipated.

Customer and supplier relationships may be affected by the Amazys acquisition

X-Rite and Amazys have numerous strategic relationships and business alliances with other companies to deliver and market their products to customers. As a result of the acquisition, some of these relationships may change in a manner adverse to X-Rite’s and/or Amazys’ businesses. In addition, customers of X-Rite and Amazys, in response to the acquisition, may delay or defer purchasing decisions or elect to switch to other suppliers. Any delay, deferral, or change in purchasing decisions by the customers of X-Rite and Amazys could seriously harm the businesses of X-Rite and/or Amazys.

Challenges in managing a larger global employee base

X-Rite has acquired approximately 400 employees of Amazys worldwide in conjunction with the acquisition. The Company faces challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the geographically more diverse and substantially larger combined organization, or any significant delay in achieving successful management, could have a material adverse effect on the Company, as a result, on the market price of its common stock.

The Companies reliance on a primary manufacturing center may affect timely product production and profitability

Manufacturing and service of much of our core color products are performed at our headquarters facility in Grand Rapids, Michigan, and in our European headquarters facility in Regensdorf, Switzerland. Should a catastrophic event occur at either of these facilities, our ability to manufacture products, complete existing orders, and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to cover the costs of an event of this magnitude. Our inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS—None

ITEM 2.	PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of March 1, 2007:

Location	Principal Uses	Owned/Leased
Grand Rapids, MI	Company headquarters, manufacturing, RD&E, sales, customer service, warehouse and administration	Owned
Grandville, MI	Previous headquarters, currently for sale.	Owned
Tewksbury, MA	RD&E, sales, customer service, and administration.	Leased
New Windsor, New York	Previous headquarters for Amazys holding US operations, currently for sale	Owned
Greensboro, NC	Sales, customer service	Leased
Londenderry, NH	RD&E, sales, customer service	Leased
Akron, OH	Training	Leased
Regensdorf, Switzerland	Manufacturing, RD&E, sales, customer service, warehouse and administration	Leased
Poynton, England	Sales, customer service, and administration.	Leased
Berlin, Germany	Manufacturing, RD&E, sales, customer service, warehouse, and administration.	Leased
Neu-Isenburg, Germany	Sales, customer service	Leased
Martinsried, Germany	Manufacturing, RD&E, sales, customer service, training.	Leased
Massy, France	Sales, customer service, and administration.	Leased
Prato, Italy	Sales and customer service.	Leased
Brixen-Bressanone, Italy	Manufacturing, RD&E sales, customer service	Owned
Quarry Bay, Hong Kong	Sales, customer service, and administration.	Leased
Tokyo, Japan	Sales, customer service, and administration.	Leased
Shanghai, China	Sales, customer service, and administration (3 sites).	Leased
Beijing , China	Sales and customer service.	Leased
Tianjin, China	Sales and customer service.	Leased
Guangzhou, China	Sales and customer service.	Leased
Singapore	Sales and administration.	Leased

As of March 1, 2007, X-Rite and its subsidiaries collectively own approximately 699,000 square feet of space and lease approximately 197,000 square feet. Included in these figures are 311,000 square feet owned and approximately 38,000 square feet leased related to facilities that have been closed or that are in the process of being closed as of March 1, 2007 as part of the Company’s restructuring plans. The Company is currently in the process of selling, subleasing, or negotiating lease break-fees for all of the closed facilities.

On February 14, 2006, the Company purchased a new corporate headquarters and manufacturing facility in Grand Rapids, Michigan for $13.4 million. The new facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. On September 14, 2006, the Company entered into an Agreement of Purchase and Sale to sell the Grandville facility for $14.0 million with a transaction closing anticipated no later than October 2007. If the closing occurs after March 2007, the Company intends to extend its mortgage through the revised closing date. See Corporate Headquarters below for further discussion of the purchase.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 30, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions of all of the Company’s executive officers as of March 1, 2007. Except as discussed, each of the executive officers has served the Company in an executive capacity for more than five years.

Name	Age	Position	Position Held Since
Thomas J. Vacchiano Jr.	54	President, Chief Executive Officer	2006	(1)
Mary E. Chowning	45	Executive Vice President, Chief Financial Officer	2003	(2)
Francis Lamy	48	Executive Vice President, Chief Technology Officer	2006	(3)

(1)

Mr. Vacchiano joined X-Rite as its President in July 2006 as part of the Amazys acquisition, and was appointed CEO upon the retirement of Michael C. Ferrara from that position in October 2006. Prior to joining X-Rite, Mr. Vacchiano served as President and Chief Executive Officer of Amazys, a color technology company headquartered in Switzerland, which was acquired by X-Rite on July 2006. He held that position for five years.

(2)

Ms. Chowning has served as Chief Financial Officer since July 2003 and was promoted to the position of Executive Vice President in July 2006. Prior to joining X-Rite, Ms. Chowning was a Managing Member and Chief Financial Officer for Wind River Management LLC, and served in that position for four years.

(3)

Mr. Lamy joined X-Rite as part of the Amazys acquisition in July 2006. Prior to joining X-Rite, Mr. Lamy served as the Executive Vice President and Chief Technology Officer for GretagMacbeth AG, the primary subsidiary of Amazys. He held that position for more than five years.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted in the NASDAQ – National Market System under the symbol “XRIT”. As of March 1, 2007, there were approximately 1,019 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

	High	Low	Dividends Per Share
Year Ended December 30, 2006:
Fourth Quarter	$12.55	$10.26	$.025
Third Quarter	11.59	7.50	.025
Second Quarter	13.53	10.50	.025
First Quarter	13.32	10.00	.025

Year Ended December 31, 2005:
Fourth Quarter	$13.20	$9.71	$.025
Third Quarter	12.85	11.36	.025
Second Quarter	16.24	10.00	.025
First Quarter	17.23	13.89	.025

On January 8, 2007, the Company announced the Board of Directors decision to suspend payment of its quarterly dividend of $.025 per share effective immediately. This decision was made to speed in the repayment of borrowings related to the Amazys acquisition and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment in the foreseeable future, it will continue to reevaluate the policy on an on-going basis.

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

	(000’s except per share data)
	2006	2005	2004	2003	2002
Net sales	$179,803	$130,939	$126,241	$117,144	$98,468
Operating income (loss)	(22,764)	15,703	15,818	8,729	6,431
Net income (loss)	(25,491)	11,052	12,424	5,481	(9,409)
Earnings (loss) per share:
Basic	$(1.03)	.52	.60	.27	(.47)
Diluted	$(1.03)	.52	.59	.27	(.47)
Dividends per share	.10	.10	.10	.10	.10
Total assets	$462,259	$147,635	$134,293	$119,683	$102,884
Long-term debt, less current portion	190,200	—	—	—	—

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media (formerly Graphic Arts), Industrial, and Retail.

X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

Overview of 2006

Our results in 2006 were impacted significantly by our acquisition of our largest competitor, Amazys Holding AG. This acquisition is a watershed event for the Company and clearly positions X-Rite as the leader in the marketplace for color solutions. Significant events in 2006 include:

•	In January 2006, we announced our planned acquisition of Amazys for approximately $297 million in cash and Company stock. The strategic rationale for the acquisition includes the following:

•	It has created a market leader in the color management industry.

•	Economies of scale are expected to result in high synergy potential. Annual operational cost savings potential is estimated at $25 million by the end of year three.

•	Accelerated technology innovation is expected as research and development resources are pooled.

•	Extended market opportunities are expected both geographically and with new addressable markets.

•	It has created one of the strongest talent pools in the industry.

•	We achieved a record annual revenue level of $179.8 million, a 37.4 percent increase over 2005 levels as a result of our acquisition of Amazys.

•	We completed the turnaround of our Labsphere business and ultimately sold it for $15.4 million in February 2007.

•

We launched of several new products including the innovative PlateScope process control device, Eye-One iSis automated color chart reader, an embedded color management solution for the Hewlett Packard Design JetZ printer line, Vericolor Spectro non-contact solution and Matchstik v.1.1.

In the first half of 2006, we developed a comprehensive plan to integrate the Amazys acquisition and closed the transaction on July 5, 2006. Our execution of the integration plan began the day we closed and yielded $6.2 million of cost synergies during the first six months of combined operations including the following:

•	Closure of 12 facilities worldwide including the Amazys US headquarters and manufacturing operations

•	Announcement and implementation of product line integration plans

•	Consolidation of key financial and back office operations

•	Reduction of headcount by 13 percent

We completed the purchase and renovation of our new US headquarters and began moving in late December. The new site provides space for the integration of the Amazys US operations and will allow for expansion in the years to come. Additionally, in connection with our move we negotiated an incentive package with the State of Michigan worth approximately $21 million over the next 12 years.

As we look forward, our 2007 focus is on three key priorities—achieving our planned integration cost synergies and properly aligning our cost structure, growing and expanding our revenues, and investing in product and technology innovation. Further, we believe the demand for color technology and solutions will continue to grow as our solutions become more cost effective and easier to use, and our customers view color as a differentiator in their products and services. We are focused on developing the innovative products and solutions that our customers demand and executing our business strategies.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the 2006, 2005 and 2004 fiscal years and includes amounts expressed as a percentage of net sales (in millions):

	2006		2005		2004
Net Sales	$179.8	100.0%	$130.9	100.0%	$126.2	100.0%
Cost of sales:
Products sold	70.5	39.2	44.9	34.3	44.9	35.6
Restructuring charges	6.1	3.4	—	—	—	—
Inventory valuation adjustment	4.9	2.7	—	—	—	—

Gross profit	98.3	54.7	86.0	65.7	81.3	64.4
Operating expenses	121.0	67.3	70.3	53.7	65.5	51.9

Operating income (loss)	(22.7)	(12.6)	15.7	12.0	15.8	12.5
Interest expense	(8.8)	(4.9)	—	—	—	—
Gain on derivative financial instruments	2.1	1.2	—	—	—	—
Write down of other investments	—	—	(0.3)	(0.2)	—	—
Other income (expense)	(0.2)	(0.2)	(0.4)	(0.3)	0.2	0.2

Income (loss) before income taxes	(29.6)	(16.5)	15.0	11.5	16.0	12.7
Income taxes (benefit)	(4.1)	(2.3)	3.9	3.0	3.6	2.9

Net income (loss)	$(25.5)	(14.2)%	$11.1	8.5%	$12.4	9.8%

Net Sales

Consolidated

Net sales in 2006 were $179.8 million, compared with $130.9 million in 2005, an increase of $48.9 million, or 37.4 percent. The year over year increase in net sales was the result of $53.9 million in sales recorded by Amazys subsequent to the acquisition date of July 5, 2006. Excluding the sales of Amazys products, the Company’s 2006 sales decreased $5.0 million, including the effects of foreign exchange, or 3.8 percent, compared with 2005. X-Rite sales were negatively impacted in 2006 by disruptions in our manufacturing processes caused by preparations for the Company’s move to its new corporate headquarters and manufacturing facility as well as market uncertainty created by the sales force reorganization and product rationalization process as part of the Amazys integration.

Net sales in the Imaging and Media (formerly known as Graphic Arts), Industrial, and Light business units increased by $34.6, $14.0, and $3.4 million, respectively, in 2006, compared with 2005. Amazys product sales included in X-Rite’s consolidated sales for 2006 were $36.8 million for Imaging and Media, $13.3 million for Industrial, and $1.6 million for the Light business units. Net sales in the Company’s Retail category decreased by $4.0 million in 2006 compared with 2005. Net sales in the Company’s Other products category increased by $0.9 million in 2006 compared with 2005, the increase attributable to sales in the Color Services business that was acquired as part of the Amazys transaction.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $0.8 million favorable effect on 2006 net sales.

Net sales in 2005 were $130.9 million, compared with $126.2 million in 2004, an increase of $4.7 million, or 3.7 percent. The increase in net sales in 2005 was driven primarily by growth in the Retail business unit, sales for which increased $6.0 million, or 28.7 percent, compared with 2004. X-Rite’s Light business also contributed to the growth, increasing $0.7 million, or 5.9 percent, over the prior year. This growth was partially offset by declines in the Company’s Imaging and Media and Other business units, which declined $1.2 million and

$1.0 million, respectively, compared with 2004. Sales of Industrial products in 2005 were $32.4 million, an increase of $.0.2 million or 0.6 percent as compared to 2004. Foreign exchange rates, primarily the Euro and Pound Sterling, further offset net sales growth by approximately $0.3 million in 2005.

Elements of Net Sales Growth (in millions)

The following table highlights the major factors contributing to net sales growth each year:

	2006	2005	2004
Prior Year Net Sales	$130.9	$126.2	$117.1
Increase Due to:
Current Year Acquisitions	53.9	—	0.1
Foreign Exchange	0.8	(0.3)	2.8
Internal Growth (Decrease)	(5.8)	5.0	6.2

Current Year Net Sales	$179.8	$130.9	$126.2

Net Sales by Product Line

The following table denotes net sales by product line for the past three years (in millions):

	2006		2005		2004
Imaging and Media	$88.2	49.0%	$53.6	40.9%	$54.8	43.4%
Industrial	46.4	25.8	32.4	24.8	32.2	25.5
Retail	22.9	12.8	26.9	20.6	20.9	16.6
Light	16.0	8.9	12.6	9.6	11.9	9.4
Other	6.3	3.5	5.4	4.1	6.4	5.1

Total Net Sales	$179.8	100.0%	$130.9	100.0%	$126.2	100.0%

A key component of the integration plan for the Amazys acquisition involves consolidating the two Companies’ product lines. This process includes elimination of certain overlapping products from each Company over the next one to two years. As such, the relative sales of products from each Company may shift.

Imaging and Media

The Imaging & Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Imaging and Media consists of two separate product categories, Imaging (formerly Digital Imaging) and Media (formerly Printing). In 2006, the Imaging and Media products group recorded an increase in net sales of $34.6 million, or 64.6 percent, compared with 2005. The increase consisted of $36.8 million of Amazys product sales since the acquisition, a $0.7 million increase in X-Rite Media sales, and a decrease in X-Rite Imaging sales of $2.9 million. On a combined basis the Company noted strengths in its major accounts and OEM channels which were fueled by strong demand for online, embedded, and bundled product solutions. These gains were offset by weakness in our other sales channels. The increase in Media sales for the traditional X-Rite product lines compared with 2005 was primarily the result of the successful launch of the Intellitrax product in late 2005. The decrease in sales of X-Rite Imaging products was primarily attributable to market uncertainty surrounding the Company’s product rationalization activities.

The impact of the Amazys acquisition was felt in all regions of the world where the Company conducts its operations. Imaging and Media sales in Europe increased $19.3 million compared with 2005, consisting of a $21.2 million increase attributable to Amazys products, off-set by a decrease in X-Rite sales of $1.9 million. Sales in Asia increased $8.1 million over 2005, $6.1 million of which was related to sales of Amazys product.

Sales in North America increased $3.3 million, consisting of an increase of $6.3 million due to sales of Amazys product, off-set by a decrease of $3.0 million in X-Rite product sales. Imaging and Media sales in Latin America increased $0.3 million compared with 2005.

Total Imaging and Media net sales in 2005 decreased $1.2 million, or 2.2 percent, compared with 2004. The two categories, Media and Imaging, contributed $28.7 and $24.9 million, respectively, in net sales for the 2005 year, compared with $28.1 and $26.7 million in 2004. In the Media category, 2005 net sales increased $0.6 million, or 2.1 percent, compared with 2004. This growth was driven by increased net sales in scanning systems lines, particularly the Company’s new Intellitrax line which was released in the fourth quarter of 2005. This growth was partially offset by lower demand for the Company’s portable instrument lines. Imaging net sales in 2005 declined $1.8 million, or 6.7 percent, compared with 2004. Net sales for 2005 were slower than anticipated due to delayed product rollouts in 2005.

Geographically, Imaging and Media net sales in Europe in 2005 increased 10.4 percent compared with 2004. Net sales in North America and Asia Pacific declined 8.1 and 3.3 percent, respectively, compared with 2004.

Industrial

The Industrial products group provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles plastics and dyes. Net industrial sales in 2006, increased $14.0 million, or 43.2 percent, compared with 2005. Sales of Amazys products post acquisition contributed $13.3 million to 2006 net sales. Sales of the traditional X-Rite product lines increased $0.7 million or 2.2 percent in 2006, compared with 2005, primarily due to strong sales in the portables lines used in the plastics industry. Overall, sales for both Companies were negatively impacted by softening in the auto refinishing market, a slow down in supply chain business in the Americas and Asia due to project timing and competitive actions, as well as uncertainties in the market place over the product rationalization process that was on-going in the latter half of 2006.

Sales of Amazys industrial products post acquisition contributed to the increases noted in each of the principal regions of the world in 2006 and helped offset softness in both the European and North American markets. Sales in the Asia Pacific, European, and North American regions increased $5.0, $3.6, and $3.4 million respectively, in 2006, compared with 2005. Post-acquisition sales of Amazys industrial products in these same regions were $4.1, $4.2 and 3.3 million, respectively.

In 2005, the Industrial product lines recorded a net sales increase of $0.2 million, or 0.6 percent, compared with 2004. The Company noted increased demand for its quality control products in both the North American and European automotive markets. This demand was offset by weakness in the North American auto refinishing market as well as the Asia Pacific market in general. Net sales in Europe and North America grew 4.4 and 0.4 percent, respectively, in 2005 compared with 2004. Net sales in Asia Pacific were down 7.6 percent for 2005 compared with 2004. The decline in Asia Pacific net sales occurred in the first two quarters of 2005, which were down 28.9 percent compared with the same period in 2004. This decline was partially offset by improvements in the second half of 2005, as sales increased 14.3 percent compared with the second half of 2004.

Retail

The Retail products group markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants and paint retailers. Net sales in the Retail products group for 2006 were $22.9 million, a decrease of $4.0 million, or 14.9 percent, compared with 2005. The decline was attributable to softness in the North America market which declined $5.7 million over 2005. This decline was partially off-set by growth in European sales, which increased $1.8 million over 2005. North American sales in 2006 were also negatively impacted by a lack of growth in the market size and the delayed launch of the Matchstik 1.1 handheld instrument. Several large rollout orders totaling $4.0 million in late 2005 also negatively impacted the 2006 to 2005 comparison.

The Retail business unit saw significant growth during 2005, with net sales increasing $6.0 million, or 28.7 percent compared with 2004. This growth occurred mainly in the North American paint matching market. Net sales in North America increased $5.3 million, or 31.2 percent over 2004. This growth was primarily attributable to penetration of the large home improvement center, co-operative hardware chain, and second tier paint markets. Net sales in Europe also helped contribute to the year over year growth, increasing $0.7 million, or 64.8 percent, over 2004.

Light

In 2006, X-Rite served the light measurement markets through its Labsphere and Optronik subsidiaries. These Companies provide integrated spheres and systems as well as reflectance materials used in an array of measurement and processing applications. Total Light sales were $16.0 million in 2006, an increase of $3.4 million, or 27.0 percent compared with 2005. This increase was attributable to continued strengthening in the LED and telecom markets, strong demand for Optronik’s new gonio software that was launched in late 2005 as well as the Amazys light products which contributed $1.6 million in sales subsequent to the acquisition. In February 2007, X-Rite completed the sale of its Labsphere subsidiary as part of its ongoing strategy to focus resources on the Company’s core color-related business. See Note 17 to the Consolidated Financial Statements for further discussion of the sale.

Light sales in 2005 increased of $0.7 million, or 5.9 percent, over 2004. This increase was attributable to growth at Labsphere, which recorded an increase in net sales of $1.2 million, or 12.3 percent, over 2004. This increase was offset by declining sales at Optronik, caused in part by a delayed release of the Company’s new product operating software. This update was released in the fourth quarter of 2005.

Other

The Company’s product lines denoted as Other, consist of two primary categories, Biodiagnostics and Professional Color Services, which provides customer training and support services through the Amazys color services division. The Biodiagnostics category provides products and services to the medical and dental industries. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. The dental product line provides matching technology to the cosmetic dental industry thorough X-Rite’s ShadeVision systems. Other product net sales for 2006 were $6.3 million, representing an increase of $0.9 million, or 16.7 percent, over 2005. Professional Color Services net sales in 2006 totaled $2.2 million post acquisition. As this division was acquired as part of the Amazys transaction in July 2006, there were no color services sales in 2005. Biodiagnostics net sales totaled $4.1 million for 2006, representing a decrease of $1.3 million, or 24.1 percent over 2005. This decrease was a result of declines in the medical business due to technology shifting from film-based radiology to digital and declines in the dental business due to the anticipated launch of the Company’s Shade-X product line, which as a significantly lower price point and an enhanced ergonomic design. The Company currently has contracts with committed volume levels for the Shade-X product totaling approximately $10.0 million over three years. Shade-X instruments began shipping during the fourth quarter of 2006.

Other products net sales in 2005 were $5.4 million compared with $6.4 million in 2004, a decrease of $1.0 million, or 15.6 percent.

Sales by Geographic Region

The acquisition of Amazys in July 2006 led to increased sales in all regions of the world compared with 2005. Sales of Amazys product contributed the following amounts to each region’s 2006 net sales: North America $11.8 million, Europe $29.2 million, Asia Pacific $12.6 million, and Latin America $0.3 million. Excluding the sales of Amazys products, on a year over year basis, net sales in North America decreased $8.2 million, net sales in Europe decreased $0.6 million, net sales in Asia Pacific increased $3.7 million, and net sales in Latin America increased $0.1 million.

Sales growth in 2005 was accomplished primarily in the North American and European markets. North American net sales grew $2.9 million over 2004, while net sales in Europe grew $2.0 million over 2004.

The following table summarizes the Company’s net sales by region over the past three years (in millions):

	2006	2005	2004
North America	$78.9	$75.3	$72.4
Europe	61.1	32.5	30.5
Asia Pacific	35.9	19.6	20.0
Latin America	3.9	3.5	3.3

Total Net Sales	$179.8	$130.9	$126.2

Price changes had a marginal impact on net sales levels over the past three years.

Cost of Sales and Gross Profit

X-Rite’s cost of sales consists primarily of materials, labor, and manufacturing overhead associated with manufacturing its products. Primary manufacturing activities are conducted at facilities in Michigan and Switzerland, with smaller operations located in Italy and Germany. Software development is also conducted at these facilities, as well as at additional facilities in Massachusetts and Germany. The Company’s gross profit historically has fluctuated within a narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs.

Gross profit for 2006, was $98.3 million, or 54.7 percent of sales, compared with $86.0 million, or 65.7 percent of sales, in 2005. Included in cost of sales in 2006, was $6.2 million in restructuring expenses representing charges for the write-down of inventory, tooling, capitalized software and other intangible assets directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. In addition, the Company recorded $4.9 million in purchase accounting inventory adjustments as a result of the Amazys acquisition purchase price allocation. This allocation process required the Company to value the Amazys acquired inventory at estimated fair value as of the date of the acquisition and subsequently recognize this amount in operations as the related inventory was sold. The fair value valuation increase of $4.9 million was recognized through cost of sales during the third quarter of 2006. Excluding the effects of the restructuring and purchase accounting valuation charges in cost of sales, the Company’s gross margin would have been $109.3 million, or 60.8 percent, for 2006. The year over year decline in margins from 2005 was primarily attributable to the inclusion of Amazys for the second half of 2006. Amazys’ historical gross margins have typically been 4 to 8 percent lower than X-Rite’s. Other factors contributing to the decline in margins compared with 2005 include unfavorable manufacturing variances and increases in inventory scrap and obsolescence reserves including reserves for non-Rohs-Wees compliant components that are no longer used in production.

Gross profit as a percentage of sales for 2005 was 65.7 percent, compared with 64.4 percent in 2004. The increase in 2005 margins over 2004 is primarily attributable to variations in product mix, better overhead absorption, and pricing discipline.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	2006		2005		2004
Selling and marketing	$45.3	25.2%	$36.7	28.0%	$33.5	26.6%
Research, development and engineering	26.5	14.7	16.3	12.5	15.2	12.0
General and administrative	24.8	13.8	18.5	14.1	16.8	13.3
Acquired in-process research and development	11.1	6.2	—	—	—	—
Restructuring	10.0	5.6	—	—	—	—
Integration	3.3	1.8	—	—	—	—
Founders insurance gain	—	—	(1.2)	(0.9)	—	—

Total	$121.0	67.3%	$70.3	53.7%	$65.5	51.9%

The effect of foreign exchange rates on operating expenses accounted for $0.2 million of additional operating expenses in 2006, was nominal in 2005, and accounted for $1.2 million of additional operating expenses in 2004.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. Selling and marketing expenses for 2006 were $45.3 million, an increase of $8.6 million, or 23.4 percent compared with 2005. The increase was primarily a result of the costs associated with the Amazys selling and marketing group which has incurred $8.9 million since the acquisition date. In addition selling and marketing expenses also include $1.3 million of acquisition related amortization expenses. Excluding the increases due to Amazys related costs the X-Rite selling and marketing spending decreased $1.6 million compared to the prior year, or 4.4 percent. As a percentage of sales, 2006 expenses were 25.2 percent compared to 28.0 and 26.6 percent for 2005 and 2004, respectively.

Selling and marketing expenses in 2005 were $36.7 million, an increase of $3.2 million, or 9.6 percent, over 2004 expenses. The increase was attributable to additional headcount in Europe and Asia Pacific, increases in compensation and benefits costs, expanded trade shows and marketing for new product introductions.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States and Switzerland for both new product development and the support and refinement of existing product lines. RD&E expenses in 2006 increased $10.2 million, or 62.6 percent. Of this increase, $5.7 million was attributable to Amazys RD&E costs and $3.4 million was attributable to acquisition related intangible amortization, both incurred since the acquisition in July 2006. Excluding the Amazys related expenses, RD&E expenses for X-Rite increased $1.1 million, or 6.7 percent, over 2005 levels. Also contributing to the increase over 2005, an increase in non-capitalized software costs, increased costs of Rohs-Wees compliance, and expensing of share-based compensation as required by the adoption of SFAS 123 (R) in 2006. These costs were not expensed prior to this adoption (see Note 9 to the Consolidated Financial Statements for further discussion of share-based compensation).

RD&E expenses in 2005 increased $1.1 million, or 7.2 percent, over 2004 expenses. This increase was primarily attributable to additional headcount and increased compensation and benefits costs in the Company’s engineering and product development groups.

RD&E expenses as a percentage of sales were 14.7, 12.5 and 12.0 percent for 2006, 2005 and 2004, respectively. The Company intends to make investments in RD&E in the range of 10 to 12 percent of net sales for the foreseeable future.

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $3.0, $3.8, and $3.3 million in 2006, 2005, and 2004, respectively. The related amortization expense was included in cost of sales (see Note 2 to the Consolidated Financial Statements).

General and Administrative Expenses

General and administrative (G&A) expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. G&A expenses in 2006 increased $6.3 million, or 34.1 percent, over 2005. This increase includes $4.2 million attributable to Amazys G&A expenses incurred since the acquisition. In addition, 2006 G&A expenses also included $0.6 million of expense related to amortization of intangible assets recorded as part of the Amazys purchase price allocation and an incremental charge of $1.3 million for share-based compensation which was not required to be expensed in 2005.

G&A expenses in 2005, increased $1.7 million, or 10.1 percent, over 2004 G&A expenses. This increase was primarily due to planned investments in color business development, costs related to consolidation of European office administration, increased depreciation expense related to system upgrades, and increased professional fees. Cost containment measures implemented during the second half of the year helped to lower the third and fourth quarter expenses below prior year spending for the same period.

Acquired In-Process Research and Development

The Company allocated $11.1 million to acquired in-process research and development (IPR&D) as part of the intangibles valuation process in connection with the Amazys acquisition. This value was calculated utilizing the income approach by determining cash flow projections related to IPR&D projects at the date of the acquisition. The full value of the acquired IPR&D intangible assets was written off at the date of acquisition in accordance with U.S. generally accepted accounting principles as technological feasibility had not been established and no future alternative uses existed. This write-off was included in a separate line on the Company’s Consolidated Statement of Operations. See Note 4 to the Consolidated Financial Statements for further discussion of the Amazys acquisition.

Restructuring

During 2006, the Company executed restructuring actions relating to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 63 employees, 56 of which have been completed as of December 30, 2006, facility closures of approximately 106,000 square feet, various asset write-downs, and other restructuring charges related to consulting and legal fees. Total restructuring charges related to this plan are estimated to be $18.2 million. The Company has incurred $16.1 million of these costs as of December 30, 2006, consisting of $8.9 million related to severance, $6.8 million related to asset write-downs, and $0.4 million related to consulting and legal fees. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.2 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the Consolidated Statements of Operations. The majority of the remaining restructuring activities are expected to be completed during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to longer-term severance. Additional restructuring expenses may be necessary as the integration progresses.

Costs associated with Amazys workforce reductions, facility closures, and other related items were included in the preliminary purchase accounting. See Note 4 to the Consolidated Financial Statements for further discussion of purchase accounting.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the year ended December 30, 2006 totaled $3.3 million.

Founders Insurance

Included in 2005 operating expenses was a $1.2 million gain related to the sale of life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 8 to the Consolidated Financial Statements and Founders’ Shares Redemption Program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Other Income (Expense)

Interest Expense

Interest expense was $8.8 million in 2006. Prior to 2006, the Company had only nominal interest expense, as the amount of outstanding debt at any given time was not significant. Interest expense in 2006, was primarily related to the debt incurred and amortization of associated financing costs in order to finance the acquisition of Amazys that occurred during July of 2006. Additionally, the Company incurred interest charges related to the financing of its new corporate headquarters, which was purchased in February 2006. See Note 7 to the Consolidated Financial Statements for further discussion of the Company’s short and long-term indebtedness.

Gain on Derivative Financial Instruments

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash requirements associated with the acquisition of Amazys. These contracts had a notional value of CHF 260.1 million ($210.3 million USD) and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million, which was recorded as component of other income.

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

All venture capital investments are fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken. The Company did not make any investments during 2006.

Other, net

Other income consists of investment income, investment impairments, losses from foreign exchange transactions, and losses on sales of investments and fixed assets. The Company’s investment portfolio was liquidated in June 2006, to provide funding for the Amazys acquisition. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

Income Taxes

In 2006, the Company recorded an income tax benefit of $4.1 million against a pre-tax loss of $29.6 million, for an effective tax rate of 14.0 percent. The 2006 effective tax rate was favorably impacted by benefits associated with the X-Rite international operations and research and development credits that were offset by nondeductible in-process research and development costs and a change in the valuation allowance associated with the recognition of deferred income tax assets. Amazys operations since the acquisition date incurred $2.6 million of domestic and foreign income taxes.

The Company is currently in the process of evaluating potential tax structures related to the Amazys acquisition that may allow for some or all of the purchase accounting adjustments to receive more favorable tax treatments.

In 2005, the Company recorded income tax expense of $4.0 million against pre-tax income of $15.0 million, which equated to an effective tax rate of 26.5 percent. The 2005 provision calculation was impacted favorably by certain international tax benefits, research and development credits, and tax benefits associated with the sale of the Founders’ life insurance policies.

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

The U.S. statutory rate was 35 percent for 2006, 2005 and 2004.

Net Income

The Company recorded net income (loss) of ($25.5), $11.1 and $12.4 million for 2006, 2005 and 2004, respectively. On a per share basis, fully diluted earnings (loss) per share were ($1.03), $0.52 and $0.59 for 2005, 2004 and 2003, respectively.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2006, due to the issuance of 7.2 million shares in the third quarter as part of the consideration paid to acquire Amazys. In addition, the average number of common shares outstanding was slightly higher each year in 2006, 2005, and 2004 due to shares being issued in connection with the Company’s employee stock purchase program, stock option plan and share grant activity, and shares issued in connection with prior acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	2006	2005	2004
Net cash flow provided by (used for):
Operating activities	$20.5	$8.9	$15.3
Investing activities	(210.2)	(12.2)	(17.7)
Financing activities	195.8	(0.4)	1.4
Effect of exchange rate changes on cash and cash equivalents	0.3	0.5	(0.1)

Net increase (decrease) in cash and cash equivalents	6.4	(3.2)	(1.1)
Cash and cash equivalents, beginning of period	6.5	9.7	10.8

Cash and cash equivalents, end of period	$12.9	$6.5	$9.7

Cash, Cash Equivalents and Short-Term Investments

At December 30, 2006, the Company had cash and cash equivalents of $12.9 million and no short-term investments. At December 31, 2005, the Company had cash and cash equivalents of $6.5 million and short-term investments of $14.9 million. Short-term investments held as of December 31, 2005, consisted primarily of tax-free variable rate demand notes. As of December 30, 2006, approximately $11.3 million of cash and cash equivalents were held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $20.5, $8.9 and $15.3 million for 2006, 2005 and 2004, respectively. In 2006, cash provided by operating activities consisted of a net loss of $25.5 million, offset by non-cash items of $36.5 and net cash provided by operating assets and liabilities of $9.5 million. Significant sources of cash in 2006 included decreases in accounts receivable and other current and non current assets of $10.0 million and $9.4 million, respectively, partially offset by decreases in other current and non current liabilities, income taxes, and accounts payable.

In 2005, net cash from operating activities consisted of net income of $11.1 million adjusted for non-cash items of $8.1 million and net cash used for operating assets and liabilities of $10.3 million. The adjustment for non-cash items included $6.2 million in depreciation and amortization charges and $1.4 million in deferred tax benefits, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 12 to the Consolidated Financial Statements and below in Founders’ Share Redemption program. The use of operating funds was primarily driven by increased sales volume in the fourth quarter of 2005, compared with 2004. Increases were recorded in accounts receivable, inventories, prepaid expenses and other current assets of $6.9, $3.4, and $2.2 million, respectively. These cash uses were partially offset by cash provided by increases in accounts payable and income taxes payable of $1.3 and $1.0 million, respectively.

In 2004, cash provided by operating activities consisted of net income of $12.4 million adjusted for non-cash items of $7.0 million and net cash used for operating assets and liabilities of $4.1 million. The most significant non-cash adjustment to cash flow was $6.0 million for depreciation and amortization. Changes in operating assets included increases in accounts receivable of $4.5 million, partially offset by decreases in inventories of $1.6 million compared with 2003. Other current and non-current liabilities decreased $1.7 million in 2004, reflecting lower payouts on certain incentive compensation awards, completion of two executive severance packages and recognition of deferred revenue on the sale of the Coherix assets.

Investing Activities

The most significant components of the Company’s investment activities are (i) strategic acquisitions, (ii) capital expenditures, (iii) short-term investment purchases and sales, and (iv) insurance gains and expenses related to the Founders’ Shares Redemption Program. Net cash used for investing activities during 2006, 2005 and 2004 was $210.2, $12.2 and $17.7 million, respectively.

The significant increase in cash used for investing activities in 2006, was primarily attributable to the acquisition of Amazys, which required $195.2 million, net of cash received (see Acquisition of Amazys Holding AG below), and capital expenditures of $28.9 million, which include the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility. Sources of cash to meet these needs came from short and long term borrowings (see Financing Activities below), operating cash flows, liquidation of the short-term investment portfolio, and cash acquired as part of the Amazys transaction.

Significant cash used for investing activities in 2005, included net purchases of short term investments of $8.6 million, capital expenditures of $4.7 million, increases in other assets of $3.9 million and the final of two payments for the purchase of Monaco Systems, Inc. of $0.8 million. Offsetting cash used in investing activities were proceeds of $6.5 million from the sale of three life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, described more fully in Note 12 to the Consolidated Financial Statements and below in Founders’ Shares Redemption Program. Additional funding for investing activities was generated by operating cash flows and periodic sales of short-term investments.

In 2004, investing activities used $17.7 million of cash. These activities included capital expenditures of $6.3 million, life insurance premiums of $4.8 million, increases in other assets of $3.3 million and net purchases of short-term investments of $2.9 million.

Under provisions of the life insurance policies, originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. The Company did not make any premium payment for the 2006 or 2005 policy years. The Company does not expect this to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is continues to review its options with regards to the future of the remaining policies.

Capital expenditures were $28.9 million in 2006, compared with $4.7 million in 2005 and $6.3 million in 2004. Included in the 2006 capital expenditures was $24.3 million related to the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. Funding for the purchase of the building required the Company to incur short-term borrowings of $13.5 million under its revolving line of credit. This loan was converted to a mortgage loan in June 2006, as outlined in Financing Activities below. Funding for the building renovations subsequent to purchase came primarily from operating cash flows. The building was placed into operation during January 2007. Non-building capital expenditures in 2006 were $4.6 million, which included $1.8 million incurred by Amazys post acquisition. These expenditures were for machinery, equipment, and information technology upgrades.

In 2005, capital expenditures were made primarily for machinery, equipment, and information technology. The focus of the expenditures was on upgrading the Company’s manufacturing capabilities and global information technology platforms to support both current operations and expanded research and development efforts. Also included in 2005 capital expenditures was $0.6 million related to the purchase of the Company’s new corporate headquarters and related renovation costs.

Financing Activities

In 2006, the Company’s principal financing activities were the management of short and long term indebtedness incurred in connection with the Amazys acquisition and new corporate headquarters and manufacturing facility, issuance of common stock in connection with the Amazys acquisition, stock option, and employee purchase plans, and the payment of dividends on its common stock outstanding.

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s existing headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. On September 14, 2006, the Company entered into an Agreement of Purchase and Sale to sell the Grandville facility for $14 million with a transaction closing anticipated no later than October 2007. If the closing occurs after March 2007, the Company intends to extend its mortgage through the closing date.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million and replaces the Company’s previous line of credit. The credit facilities consist of a $160 million first lien loan which is comprised of a $60 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company may select. As of December 30, 2006, the Company has selected the three month LIBOR rate plus 225 and 500 basis points for most of the first and second lien facilities, respectively as its primary interest rate index. Interest payments are due quarterly for LIBOR based loans. A small portion of the credit facilities are tied to the prime rate and require monthly interest payments.

As of December 30, 2006, the Company had $12.0 million drawn against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s Grandville Michigan, facility is repaid in full. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of December 30, 2006.

In September, 2006, the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. The fair value of the interest rate swaps at December 30, 2006 was a liability of $0.5 million (net of deferred taxes of $0.2 million), and was recorded in both current and long-term other accrued liabilities, depending on the expiration date of the underlying instrument. During 2006, the Company received net interest settlements on these contracts of $0.1 million, and the impact of interest accruals on these instruments was not material.

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

In 2006, the Company issued 96,450 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $0.9 million of cash. In addition, 137,210 shares were granted under the Company’s Restricted Stock Plan and 7,221,458 shares were issued in connection with the Amazys acquisition. During 2005, 283,827 shares of common stock were issued in connection with employee stock option and purchase plans, which generated $1.7 million of cash, and in 2004, 374,199 shares, were issued, generating $3.2 million of cash.

The Company paid annual dividends at a rate of $.10 per share in 2006, 2005 and 2004, requiring the use of $2.5, $2.1 and $1.8 million of cash, respectively. On January 8, 2007, the Company announced the Board of Directors decision to suspend payment of its quarterly dividend of $.025 per share effective immediately. This decision was made to speed in the repayment of borrowings related to the Amazys acquisition and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis.

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

Acquisition of Amazys Holding AG

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG (“Amazys”), a listed company incorporated in Switzerland. Amazys is a color management solutions company that develops, markets, and supports hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries. The Company believes the combining of X-Rite and Amazys will result in significant benefits to the Company including creating a global market leader in the color industry, accelerating technological innovation, and building the strongest talent pool in the industry.

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. On January 31, 2007, the Company completed the compulsory acquisition process under Swiss law whereby, each Amazys share that remained outstanding was cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share.

The following table summarizes the aggregate consideration paid for the acquisition, with a reconciliation to the total net assets acquired, (in thousands):

Cash consideration for Amazys common shares tendered	$215,260
Transaction costs	9,424

Total cash consideration	224,684
Fair value of X-Rite stock (7,221,458 shares)	81,169
Accrual for Amazys shares not yet tendered	797

Total acquisition consideration	$306,650

The cash consideration exchanged for Amazys shares consisted of existing cash, the issuance of new debt totaling $205.0 million and cash of $2.1 million derived from the settlement of a derivative financial instrument associated with the transaction. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At December 30, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the agreements, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make premium payments for both the 2006 and 2005 policy years. This election has not materially impacted the cash surrender values in the short-term, nor is it expected affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

Corporate Headquarters

On February 14, 2006, the Company completed the purchase of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan, for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit which was subsequently refinanced with a mortgage loan on the Company’s current corporate headquarters in Grandville. This facility is approximately 375,000 square feet and is located ten miles from the Company’s current headquarters. State and local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. The Company relocated its headquarters to the facility in Grand Rapids during the first quarter of 2007.

On September 14, 2006, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to sell its former corporate headquarters and manufacturing facility in Grandville, Michigan for $14.0 million. The Agreement provides for an initial earnest money deposit of $100,000 which becomes non-refundable at the end of the buyer’s initial inspection period, and an additional $100,000 earnest money deposit payable at the end of the initial inspection period, to be held pending the receipt of certain government approvals. The buyer retains the right to terminate the agreement by giving timely written notice to the Company prior to closing or due to the Company’s failure to remedy a material breach of contract within a ten day period of notification. Final closing of the sale will be based on completion of the Buyer’s inspection and due diligence process as well as granting of governmental approvals related to the future planned usage of the property, but no later than October 22, 2007.

Other Investments

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

All venture capital investments are fully impaired. Although XRV continues to hold positions in several portfolio companies, no future investments will be made except where necessary to protect an existing position.

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken. The Company did not make any investments during 2006.

Subsequent Event

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (Halma). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture is part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $15.4 million in cash, subject to certain closing adjustments. Proceeds from the sale was used to reduce the principal balance of the Company’s first lien credit facility.

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

Inventory Reserves

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, judgments are made as to future demand requirements and compared with current inventory levels. Reserves are established for excess and obsolete inventory, based on material movement, market conditions, and technological advancements.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit. The Company is required to test the carrying value of goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). A discounted cash flow method is used to establish the fair value of reporting units. This model requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded it cannot be reversed.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. Derivatives are not used for speculative or trading purposes.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result the Company recognizes derivative financial instruments in its consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in income.

Deferred Income Tax Valuation Allowance

The Company periodically evaluates its deferred income tax assets to assess the probability of their being ultimately realized. Upon determination that a deferred income tax asset may not be realized, a valuation allowance is established for the potential unrealizable amount. This evaluation process requires a review of the underlying transaction to determine that the conditions that led to the creation of the asset still exist and that the related tax benefit will be realized.

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

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (VSOE) exists for such elements. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. It also is not the Company’s policy to issue guarantees to third parties. The following table sets forth information about the Company’s long-term contractual obligations outstanding at December 30, 2006. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements.

Payments Due by Period (in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$191,400	$1,200	$2,400	$14,400	$173,400
Interest on long-term debt	104,600	16,000	29,900	29,500	29,200
Short-term borrowings	13,500	13,500	—	—	—
Operating leases	4,037	2,236	1,382	419	—

Total contractual obligations	$313,537	$32,936	$33,682	$44,319	$202,600

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

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisition of Amazys. At December 30, 2006, contracts with a notional value of $153.0 million and a fair value of $0.5 million (net of deferred taxes of $0.2 million) were outstanding that were designated as cash flow hedges in accordance with SFAS 133. The Company does not trade in financial instruments for speculative purposes.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our 2006 consolidated financial statements include the accounts and results of operations of Amazys Holding AG and subsidiaries, a business acquired on July 5, 2006, since the date of acquisition. Management’s assessments and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Amazys Holding AG and its subsidiaries. As of December 30, 2006, total assets and net assets of Amazys Holding AG and subsidiaries were $308,346,000 (including goodwill of $193,961,000) and $64,959,000, respectively, and its net sales and net loss for the six-months ended December 30, 2006, were $53,940,000 and $12,325,000, respectively.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 34.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that X-Rite, Incorporated maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Amazys Holding AG and its subsidiaries, a business acquired on July 5, 2006, which is included in the 2006 consolidated financial statements of X-Rite, Incorporated since the date of acquisition. As of December 30, 2006, the total assets and net assets of Amazys Holding AG and subsidiaries were $308,346,000 (including goodwill of $193,961,000) and $64,959,000, respectively, and its net sales and net loss for the six-months ended December 30, 2006, were $53,940,000 and $12,325,000, respectively. Our audit of internal control over financial reporting of X-Rite, Incorporated also did not include an evaluation of the internal control over financial reporting of Amazys Holding AG and subsidiaries.

In our opinion, management’s assessment that X-Rite, Incorporated maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, X-Rite, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 30, 2006, and our report dated March 3, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 3, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 9, and 10 to the consolidated financial statements, in 2006 X-Rite, Incorporated changed its methods of accounting for share-based payments and retirement plans in connection with the required adoption of Statement of Financial Accounting Standards Nos. 123(R) and 158, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 3, 2007

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,876	$6,496
Short-term investments	—	14,863
Accounts receivable, less allowance of $875 in 2006 and $1,185 in 2005	40,226	33,536
Inventories	30,165	17,631
Deferred income taxes	4,749	2,140
Assets held for sale	12,081	—
Prepaid expenses and other current assets	5,378	1,967

	105,475	76,633
Property, plant and equipment:
Land	120	2,278
Buildings and improvements	8,333	17,513
Machinery and equipment	28,869	20,849
Furniture and office equipment	18,282	17,164
Construction in progress	26,188	1,640

	81,792	59,444
Less accumulated depreciation	(33,232)	(35,772)

	48,560	23,672
Other assets:
Goodwill	203,101	8,951
Other intangibles, net	64,143	3,875
Cash surrender values (Founders policies)	21,377	20,956
Capitalized software net of accumulated amortization of $3,075 in 2006 and $1,342 in 2005	8,548	7,327
Deferred financing costs net of accumulated amortization of $624	6,882	—
Deferred income taxes	—	2,853
Other non-current assets	4,173	3,368

	308,224	47,330

	$462,259	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands, except share and per share data)

	December 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$13,500	$—
Current portion of long-term debt	1,200	—
Accounts payable	10,574	5,733
Accrued liabilities:
Payroll and employee benefits	18,915	5,948
Income taxes	4,759	4,243
Derivative financial instruments	12	—
Interest	1,283	—
Other	12,822	3,716

	63,065	19,640
Long-term liabilities:
Long-term debt, less current portion	190,200	—
Restructuring	3,729	—
Long-term compensation and benefits	1,410	—
Derivative financial instruments	520	—
Deferred income taxes	16,841	—
Other	884	413

	213,584	413
Shareholders’ investment:
Preferred stock, $.10 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; 28,568,630 shares issued and outstanding in 2006 and 21,236,792 shares issued and outstanding in 2005	2,857	2,124
Additional paid-in capital	100,665	17,158
Retained earnings	79,119	107,105
Accumulated other comprehensive income	2,969	1,721
Stock conversion program	—	(526)

	185,610	127,582

	$462,259	$147,635

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$179,803	$130,939	$126,241
Cost of sales:
Products sold	70,522	44,950	44,903
Restructuring charges	6,159	—	—
Inventory valuation adjustment	4,854	—	—

	81,535	44,950	44,903

Gross profit	98,268	85,989	81,338
Operating expenses (income):
Selling and marketing	45,303	36,646	33,541
Research, development and engineering	26,516	16,316	15,170
General and administrative	24,812	18,478	16,809
Acquired in-process research and development	11,107	—	—
Restructuring	9,986	—	—
Integration	3,308	—	—
Founders insurance gain	—	(1,154)	—

	121,032	70,286	65,520

Operating income (loss)	(22,764)	15,703	15,818
Interest expense	(8,758)	—	—
Interest income, Founders’ stock redemption	—	—	657
Interest expense, Founders’ stock dividend	—	—	(342)
Gain on derivative financial instruments	2,083	—	—
Loss on sale of investments	(2)	(540)	—
Write-down of other investments	—	(332)	—
Other, net	(186)	204	(173)

Income (loss) before income taxes	(29,627)	15,035	15,960
Income taxes (benefit)	(4,136)	3,983	3,536

Net income (loss)	$(25,491)	$11,052	$12,424

Earnings (loss) per share:
Basic	$(1.03)	$.52	$.60

Diluted	$(1.03)	$.52	$.59

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Conversion Program	Total Shareholders’ Investment
BALANCES, 1/3/04	1,714	9,350	53,627	1,944	(23)	66,612
Net income	—	—	12,424	—	—	12,424
Translation adjustment	—	—	—	853	—	853
Unrealized gain on short-term investments (net of tax of $9)	—	—	—	13	—	13

Total comprehensive income						13,290
Cash dividends declared of $.10 per share	—	—	(1,732)	—	—	(1,732)
Issuance / release of shares under employee benefit plans, including tax benefits (341,946 shares)	34	3,686	—	—	—	3,720
Cancellation of Founders’ Shares Redemption Program	342	—	33,858	—	—	34,200
Stock conversion program	5	756	—	—	(387)	374

BALANCES, 1/1/05	2,095	13,792	98,177	2,810	(410)	116,464
Net income	—	—	11,052	—	—	11,052
Translation adjustment	—	—	—	(1,396)	—	(1,396)
Unrealized gain on short-term investments (net of tax of $165)	—	—	—	307	—	307

Total comprehensive income						9,963
Cash dividends declared of $.10 per share	—	—	(2,124)	—	—	(2,124)
Issuance / release of shares under employee benefit plans, including tax benefits (186,182 shares)	19	1,832	—	—	—	1,851
Issuance of shares pursuant to a business acquisition (62,819 shares)	6	933	—	—	—	939
Stock conversion program	4	601	—	—	(116)	489

BALANCES, 12/31/05	2,124	17,158	107,105	1,721	(526)	127,582
Adoption of SFAS 123(R)	—	(526)	—	—	526	—
Net loss	—	—	(25,491)	—	—	(25,491)
Translation adjustment	—	—	—	1,726	—	1,726
Unrealized loss on derivative financial instruments (net of tax benefit of $200)	—	—	—	(478)	—	(478)

Total comprehensive loss						(24,243)
Cash dividends declared of $.10 per share	—	—	(2,495)	—	—	(2,495)
Share-based compensation	—	2,555	—	—	—	2,555
Issuance / release of shares under employee benefit plans, including tax benefits (110,380 shares)	11	1,031	—	—	—	1,042
Issuance of shares pursuant to a business acquisition (7,221,458 shares)	722	80,447	—	—	—	81,169

BALANCES, 12/30/06	$2,857	$100,665	$79,119	$2,969	—	$185,610

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,491)	$11,052	$12,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,464	3,875	3,410
Amortization of intangible assets	9,352	2,343	2,626
Amortization of deferred financing costs	624	—	—
Allowance for doubtful accounts	104	258	163
Deferred income taxes (benefit)	(6,286)	1,378	772
Gain on sale of life insurance policies	—	(1,154)	—
Share-based compensation	1,659	—	—
Tax benefit from stock options exercised	66	174	485
Gain on derivative financial instruments	(2,083)	—	—
Acquired in-process research and development	11,107	—	—
Restructuring (including $1,271 of depreciation and amortization)	16,145	—	—
Other	337	1,272	(427)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	9,951	(6,920)	(4,522)
Inventories	1,010	(3,397)	1,635
Other current and non current assets	9,416	(2,236)	(245)
Accounts payable	(2,243)	1,302	(179)
Income taxes	(2,338)	979	865
Other current and non current liabilities	(6,249)	(44)	(1,691)

Net cash provided by operating activities	20,545	8,882	15,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	18,619	1,940	2,685
Proceeds from maturities of short-term investments	552	505	70
Purchases of short-term investments	(4,310)	(11,088)	(5,670)
Capital expenditures	(28,853)	(4,655)	(6,298)
Investment in Founders’ life insurance, net	(421)	(441)	(4,771)
Proceeds from sales of life insurance policies	—	6,454	—
Increase in other assets	(2,980)	(3,928)	(3,313)
Acquisitions, net of cash acquired	(195,187)	(750)	(712)
Proceeds from derivative financial instruments	2,083	—	—
Other investing activities	257	(190)	267

Net cash used for investing activities	(210,240)	(12,153)	(17,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	13,500	—	—
Proceeds from issuance of long-term debt	211,000	—	—
Payment of long-term debt	(19,600)	—	—
Debt issuance costs	(7,506)	—	—
Dividends paid	(2,495)	(2,124)	(1,732)
Issuance of common stock	856	1,750	3,168

Net cash provided by (used for) financing activities	195,755	(374)	1,436

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	320	448	(69)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,380	(3,197)	(1,059)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,496	9,693	10,752

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,876	$6,496	$9,693

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND OTHER INFORMATION

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media (formerly known as Graphic Arts), Retail, and Industrial. Based on the nature of its products, customers and markets, the Company’s management evaluates its business as a single reportable operating segment.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in Ohio, New Hampshire and Massachusetts. In addition, the Company has locations in Switzerland, England, Germany, Italy, France, Hong Kong, China, Japan and Singapore. Manufacturing facilities are located in the United States, Switzerland and Germany.

In the following table, sales to customers are attributed to the geographic areas based upon the location of the customer (in thousands):

	2006	2005	2004
Domestic sales	$73,417	$68,788	$67,053
International sales:
Europe	61,133	32,568	30,680
Asia	35,915	19,585	20,119
Other Countries	9,338	9,998	8,389

	106,386	62,151	59,188

Total sales	$179,803	$130,939	$126,241

The following table summarizes net sales by product line (in thousands):

Imaging and Media	$88,227	$53,559	$54,833
Industrial	46,383	32,391	32,226
Retail	22,945	26,948	20,883
Light	15,954	12,601	11,907
Other	6,294	5,440	6,392

Total Net Sales	$179,803	$130,939	$126,241

Long-lived assets consist of property plant and equipment (in thousands):

Long lived assets:
U.S. operations	$37,898	$22,803	$22,136
International	10,662	869	977

	$48,560	$23,672	$23,113

No single customer accounted for more than 10 percent of total net sales in 2006, 2005 or 2004.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The fiscal years ended December 30, 2006 (fiscal year 2006), December 31, 2005 (fiscal year 2005), and January 1, 2005 (fiscal year 2004), contained 52 weeks.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts and notes payable, short-term and long-term debt, and derivative financial instruments. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts for the respective years. The Company does not hold or issue financial instruments for trading purposes.

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

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

	2006	2005
Raw materials	$13,957	$6,392
Work in process	5,297	5,948
Finished goods	10,911	5,291

	$30,165	$17,631

Property, Plant, and Equipment and Depreciation

Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 3 to 30 years; machinery and equipment, 3 to 10 years; and furniture and office equipment, 3 to 13 years.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

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

The Company capitalized $3.0, $3.8 and $3.3 million of software development costs during 2006, 2005 and 2004, respectively. Amortization expense was $4.4, $1.5 and $2.0 million in 2006, 2005 and 2004, respectively. The 2006 amortization expense includes $1.2 million of amortization classified as a restructuring charge within cost of sales as it related to write-downs associated with product lines discontinued as part of the Company’s restructuring plans discussed in Note 5.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit. The Company is required to test the carrying value of goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). A discounted cash flow method is used to establish the fair value of reporting units. This model requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded it cannot be reversed. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

Long Lived Assets

In accordance with SFAS 144, when there are indicators of impairment, the Company evaluates the recoverability of its long-lived assets by determining whether unamortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets. The estimated fair value is determined by discounting the expected future cash flows at a rate that is required for a similar investment with like risks. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss would be recognized for the excess of the carrying value over the fair value.

Assets held for sale are stated at the lower of depreciated cost or estimated fair value less costs to sell. As of December 30, 2006, the Company had $12.1 million in assets held for sale, which consisted of $7.6 million related to the Company’s former corporate headquarters (see Note 7) and $4.5 million related to one of the Company’s U.S. subsidiaries closed as part of the Company’s restructuring plans (see Note 5).

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

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

In the first two quarters of 2005, XRV provided working capital advances totaling $0.3 million to two companies in which it had previously invested. This new funding was made in coordination with the investees previous third-party investors and was made to protect the Company’s ownership position in the investees. Due to uncertainty over the timing and proceeds from the expected sale of the investees, these investments were deemed impaired, and the appropriate charge was taken. The Company did not make any investments during 2006.

Deferred Financing Costs

The Company capitalizes costs incurred in connection with the establishment of credit facilities and related borrowings. These costs are amortized to interest expense over the life of the borrowing or life of the credit facility using the straight-line method, which approximates the interest method. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. Derivatives are not used for speculative or trading purposes.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result the Company recognizes derivative financial instruments in its consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in income.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

the undelivered elements to the extent that vendor-specific objective evidence of fair value (“VSOE”) exists for such elements. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

Shipping and Handling

The Company records shipping and handling charged to customers in net sales and the related expenses in cost of sales in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.7, $0.9 and $0.8 million in 2006, 2005 and 2004, respectively.

Income Taxes

The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are recognized for all temporary differences between income tax and financial statement reporting, and are measured using the statutory tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse.

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

Other Comprehensive Income (Loss)

The components of ending accumulated other comprehensive income, net of tax, are as follows (in thousands):

	2006	2005
Currency translation adjustments	$3,447	$1,721
Net unrealized loss on derivative instruments	(478)	—

Accumulated other comprehensive income	$2,969	$1,721

Stock Option Plans

At December 30, 2006, the Company has employee and outside director stock option plans which are described more fully in Note 9.

Prior to January 1, 2006, the Company’s employee and outside director share-based compensation plans were accounted for under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, no compensation expense was recognized for stock options because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company provided pro forma disclosures for each period as if the Company had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 9 to the consolidated financial statements for information on the impact of the Company’s adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

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

	2006	2005	2004
Numerators:
Net income (loss) numerators for both basic and diluted EPS (in thousands)	$(25,491)	$11,052	$12,424

Denominators:
Denominators for basic EPS
Weighted-average common shares outstanding	24,865,373	21,150,009	20,770,194
Stock options	—	268,895	338,515

Denominators for diluted EPS	24,865,373	21,418,904	21,108,709

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,615,000 in 2006, 1,220,000 in 2005, and 609,000 in 2004.

Foreign Currency Translation

Most of the Company’s foreign operations use the local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income. Net realized and unrealized losses from re-measurement of foreign currency transactions were $0.7, $0.1, and $0.3 million for 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (SFAS 151), which amends Accounting Research Bulletin No. 43 chapter 4, Inventory Pricing. This statement clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. The provisions of SFAS 151 were required to be applied for fiscal years beginning after June 15, 2005. As such, the Company was required to adopt the provisions of SFAS 151 as of January 1, 2006. The implementation of SFAS 151 did not have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value and establishes a framework for measuring fair value in order to increase consistency in how fair value is measured under various existing accounting standards. SFAS 157 also expands financial statement disclosure requirements about the Company’s use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R), (SFAS 158). SFAS 158 requires companies to recognize a net asset or liability and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS 158 as of December 30, 2006. The net asset related to the Company’s Swiss defined benefit pension plan is recorded on the balance sheet as of December 30, 2006. The cumulative effect of adopting SFAS 158 was not significant.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—SHORT-TERM INVESTMENTS

In June 2006, the Company liquidated its investment portfolio to provide funding for its acquisition of Amazys Holding AG, as more fully described in Note 4. Prior to this liquidation, the Company classified its short-term investments as available-for-sale securities. Such short-term investments consisted primarily of tax free variable rate demand notes, which were stated at market value with unrealized gains and losses on such securities reflected net of tax as accumulated other comprehensive income in shareholders’ investment. Realized gains and losses were included in income and were derived using the specific identification method for determining the cost of the securities. These gains and (losses) were nominal in 2006 and in 2004, and totaled ($0.5) million in 2005. Other investment income recognized in the Consolidated Statements of Operations from these investments totaled approximately $0.2 million and $0.3 million for the years ended December 30, 2006 and December 31, 2005, respectively. Other investment income recognized in 2004 was nominal.

The carrying value of the Company’s short-term investments at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Loss	Market Value
State and municipal securities	$14,854	$—	$14,854
Preferred stocks	10	(1)	9

	$14,864	$(1)	$14,863

NOTE 4—ACQUISITIONS

Amazys Holding AG

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG (“Amazys”), a listed company incorporated in Switzerland. Amazys is a color management solutions company that develops, markets, and supports hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries. The Company believes the combining of X-Rite and Amazys will result in significant benefits to the Company including creating a global market leader in the color industry, accelerating technological innovation, and building the strongest talent pool in the industry.

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. On January 31, 2007, the Company completed the compulsory acquisition process under Swiss law whereby, each Amazys share that remained outstanding was cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share.

The following table summarizes the aggregate consideration paid for the acquisition, with a reconciliation to the total net assets acquired (in thousands):

Cash consideration for Amazys common shares tendered	$215,260
Transaction costs	9,424

Total cash consideration	224,684
Fair value of X-Rite stock (7,221,458 shares)	81,169
Accrual for Amazys shares not yet tendered	797

Total acquisition consideration	$306,650

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ACQUISITIONS—continued

The cash consideration exchanged for Amazys shares consisted of existing cash, the issuance of new debt totaling $205.0 million and cash of $2.1 million derived from the settlement of a derivative financial instrument associated with the transaction. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Amazys have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and tax structuring decisions, as well as the completion of the integration process. Revision to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on July 5, 2006 (in thousands):

Current assets		$79,878
Property, plant and equipment		9,735
Goodwill		193,961
Identifiable intangible assets
Customer relationships (estimated useful lives of 2 – 7 years)	9,963
Trademarks and trade names (estimated useful lives of 5 – 10 years)	4,410
Technology and patents (estimated useful lives of 3 – 7 years)	51,695
Covenants not to compete (estimated useful life of 2 years)	898
Acquired in-process Research and Development (IPR&D)	11,107

Total intangible assets		78,073
Other assets		4,643

Total assets acquired		366,290
Current liabilities		(34,479)
Long-term liabilities		(25,161)

Total liabilities assumed		(59,640)

Net assets acquired		$306,650

As part of the purchase price allocation, an adjustment of $4.9 million was recorded to reflect the fair value of inventory at the date of the acquisition. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of sales during the quarter ended September 30, 2006.

The identifiable intangible assets are amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 7 years. The acquired IPR&D intangible assets of $11.1 million were written off at the date of acquisition as technological feasibility had not been established and no future alternative uses existed. The IPR&D write off was included in a separate line on the Company’s Consolidated Statements of Operations. The value of the IPR&D was determined utilizing the income approach by determining cash flow projections related to the projects.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ACQUISITIONS—continued

As of December 30, 2006, the Company had not completed its analysis of the income tax matters and elections related to the Amazys acquisition and, therefore, has not determined to what extent deferred income taxes need to be established for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. Such amounts, if any, will result in an adjustment to goodwill as preliminarily recorded.

In connection with the Amazys acquisition and as part of the purchase price allocation, the Company recorded liabilities of $5.5 million related to involuntary terminations and relocation of certain Amazys employees, and $1.3 million related to facility closure costs. As integration plans are finalized, these liabilities may be increased or decreased with the offset recorded in goodwill.

The following unaudited pro forma information assumes the Amazys acquisition occurred as of the beginning of each of the periods presented. The pro forma information contains the actual combined operating results of X-Rite and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the effect of adjusting inventory to fair value as part of the purchase price allocation, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The Company also recognized a charge of $11.1 million related to the immediate write off of acquired in-process R&D. That charge has been included in each pro forma period presented as if the write-off occurred at the beginning of that period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the years presented (in thousands, except per share data):

	2006(1)	2005
Revenue	$235,923	$245,927
Net loss	(42,288)	(15,041)
Basic loss per share	$(1.32)	$(.53)
Diluted loss per share	$(1.32)	$(.53)

(1)	The Company incurred integration and restructuring charges of $19.5 million in 2006 that were not included in the 2005 pro-forma results. See Note 5 for further discussion of restructuring and integration. Also included in the 2006 pro-forma results were $7.4 million of acquisition related costs incurred by Amazys prior to the acquisition. These costs were not included in the 2005 pro-forma results.

NOTE 5—RESTRUCTURING AND INTEGRATION

Restructuring

During 2006, the Company executed restructuring actions relating to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 63 employees, 56 of which have been completed as of December 30, 2006, facility closures of approximately 106,000 square feet, various asset write-downs, and other restructuring charges related to consulting and legal fees. The work force reductions include approximately $5.7 million related to the former CEO’s estimated contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.2 million was classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the statements of operations.

The majority of the remaining restructuring activities are expected to be completed during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to longer-term severance. Additional restructuring expenses may be necessary as the integration progresses.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—RESTRUCTURING AND INTEGRATION—continued

The following table summarizes the expected, incurred and remaining costs for the 2006 restructuring plans (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Expected costs	$9,204	$6,976	$1,575	$462	$18,217
Costs accrued through December 30, 2006	(8,895)	(6,843)	—	(407)	(16,145)

Remaining estimated costs at December 30, 2006	$309	$133	$1,575	$55	$2,072

The remaining estimated asset write down costs represent capitalized software amortization to be taken through the date the related products will be discontinued.

As of December 30, 2006, no costs to exit facilities have been recorded as these facilities were still in use. The following table summarizes the severance accrual balances and utilization for 2006 restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Net pre-tax restructuring charges	$8,895	$6,843	$—	$407	$16,145
Amounts paid or utilized	(2,379)	(6,843)	—	(407)	(9,629)

Balance at December 30, 2006	$6,516	$—	$—	$—	$6,516

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the year ended December 30, 2006 totaled $3.3 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the years ending December 30, 2006 and December 31, 2005, is as follows (in thousands):

January 1, 2005	$7,432
Acquisitions	1,689
Foreign currency adjustments	(170)

December 31, 2005	8,951
Acquisitions	193,961
Foreign currency adjustments	189

December 30, 2006	$203,101

The Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition (see Note 4 for further discussion).

In connection with its 2003 acquisition of Monaco Systems, Inc., the Company made final cash and stock payments of $1.7 million in 2005, as required in the purchase agreement. These payments were recorded as additional goodwill.

The following amounts were included in other intangibles as of December 30, 2006 and December 31, 2005, (in thousands):

	2006		2005
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Technology and patents	$52,633	$(4,492)	$936	$(529)
Customer relationships	13,043	(2,023)	3,080	(748)
Trademarks and trade names	5,428	(1,307)	1,016	(209)
Covenants not to compete	1,570	(709)	666	(337)

Total	$72,674	$(8,531)	$5,698	$(1,823)

As discussed in Note 2, the Company accounts for goodwill and other intangible assets in accordance with SFAS 142, which requires the Company to test the carrying value of goodwill for impairment at the reporting unit level annually, or more frequently if a triggering event occurs. As a matter of practice, the Company performs the required annual impairment testing during the fourth quarter of each fiscal year. The annual testing performed for the last three fiscal years indicated the fair value exceeded the recorded carrying value of the Company’s reporting units and accordingly no goodwill impairment charge was required for the years ending December 30, 2006, December 31, 2005, and January 1, 2005.

SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS 144. As a result of the product integration related to the Amazys acquisition, and in accordance with the provisions of SFAS 144, the balance of $0.7 million in trademarks and trade names related to the Monaco Systems, Inc. acquisition were deemed fully impaired and written off during the third quarter of 2006. As the impairment was a direct result of product integration related to the Amazys acquisition, the charge was included in the Restructuring line on the Company’s Consolidated Statements of Operations (see Note 5 for further discussion).

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS—continued

The acquired IPR&D intangible assets of $11.1 million recorded as part of the Amazys acquisition were written off at the date of acquisition because technological feasibility had not been established and no future alternative uses existed at that date. The write-off was included in a separate line in the Company’s 2006 Consolidated Statements of Operations.

Amortization expense is computed principally using the straight-line method over the estimated useful lives of the intangible assets as follows:

Customer relationships	2 to 15 years
Trademarks and trade names	5 to 15 years
Technology and patents	3 to 10 years
Covenants not to compete	2 to 5 years

Amortization expense was $6.0 million for 2006, excluding the $0.7 million impairment charge related to the Monaco Systems acquisition discussed above. Amortization expenses of $0.7 and $0.6 million were recorded for 2005 and 2004, respectively. Estimated amortization expense for intangible assets for each of the succeeding five years is as follows (in thousands):

2007	$11,276
2008	10,569
2009	9,413
2010	8,962
2011	8,961

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s existing headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. On September 14, 2006, the Company entered into an Agreement of Purchase and Sale to sell the Grandville facility for $14.0 million with a transaction closing anticipated no later than October 2007. If the closing occurs after March 2007, the Company intends to extend its mortgage through the closing date.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million and replaces the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a $60 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company may select. As of

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT—continued

December 30, 2006, the Company has selected the three month LIBOR rate plus 225 and 500 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments are due quarterly for LIBOR based loans. A small portion of the credit facilities are tied to the prime rate and require monthly interest payments.

As of December 30, 2006, the Company had $12.0 million drawn against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s Grandville, Michigan facility is repaid in full. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

In September 2006, the Company entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 8 for further discussion).

The Company recorded $7.5 million of deferred financing costs in connection with the secured senior credit facilities during 2006. These costs are being amortized over the lives of the related facilities. The remaining unamortized balance as of December 30, 2006 was $6.9 million.

The Company had no long-term debt as of December 31, 2005. As of December 30, 2006, the Company’s long-term debt consisted of the following (in thousands):

First Lien Facility	$119,400
Second Lien Facility	60,000
Revolving Line Of Credit	12,000

191,400
Less current portion	(1,200)

Total long-term debt	$190,200

The Company’s credit facilities bear interest at variable rates ranging from 7.13 to 10.37 percent with a weighted average rate of 8.42 percent at December 30, 2006, exclusive of amortization of deferred financing costs. Total interest expense incurred by the Company in 2006 was $8.8 million, including $0.6 million of amortization of deferred financing fees. In addition, $0.8 million of interest was capitalized related to renovations of the Company’s new corporate headquarters. Cash paid for interest during 2006 totaled $7.7 million. During 2006, the Company repaid $19.6 million against its First Lien Credit Facility and Revolving Line of Credit.

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	First Lien Credit Facility	Second Lien Credit Facility	Revolving Line of Credit	Total
2007	$1,200	$—	$—	$1,200
2008	1,200	—	—	1,200
2009	1,200	—	—	1,200
2010	1,200	—	—	1,200
2011	1,200	—	12,000	13,200
Thereafter	113,400	60,000	—	173,400

	$119,400	$60,000	$12,000	$191,400

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT—continued

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of December 30, 2006.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash requirements associated with the acquisition of Amazys. These contracts had a notional value of CHF 260.1 million ($210.3 million USD) and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million, which was recorded as a component of other income in the consolidated statements of operations.

Interest Rate Swaps

In September, 2006, the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. The effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. The fair value of the interest rate swaps at December 30, 2006 was a liability of $0.5 million (net of deferred taxes of $0.2 million), and was recorded in both current and long-term other accrued liabilities, depending on the expiration date of the underlying instrument. During 2006, the Company received net interest settlements on these contracts of $0.1 million, and the impact of interest accruals on these instruments was not material.

At December 30, 2006, interest rate swap contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate
June, 2007	$24,900	5.366%	5.436%
June, 2008	32,500	5.366%	5.260%
June, 2009	42,500	5.366%	5.188%
June, 2010	53,100	5.366%	5.188%

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SHARE-BASED COMPENSATION

Description of Share-Based Compensation Plans

Employee Stock Purchase Plan—The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased.

Cash Bonus Conversion Plan—The Company had a Cash Bonus Conversion Plan that expired in 2005 after share purchases with 2004 bonuses payments were completed and was not renewed. This plan, which was allotted up to 400,000 shares of the Company’s common stock, provided an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, up to an amount equal to their annual cash bonus. Shares were issued in the name of the executive, who maintained all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapse by 20 percent after six months and an additional 20 percent annually thereafter. The difference between the purchase price and the fair value of the restricted stock at the date of purchase for shares subject to forfeiture provisions is charged to expense as the forfeiture provisions lapse.

Stock Option and Restricted Stock Plan—The Company has a stock incentive plan covering 3.5 million shares of common stock. This plan became effective on June 30, 2006, and replaced the Company’s previous option and restricted stock plans. The new plan permits stock options, stock appreciation rights, restricted stock awards, and restricted stock units to be granted to employees, the Company’s Board of Directors, and consultants and advisors to the Company. Stock options and restricted stock awards have been granted under this plan. Stock options are granted with an exercise price equal to market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant, which range from immediate to three year vesting. No options are exercisable later than ten years after the date of grant. Restricted shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by a committee appointed by the Board of Directors and range from immediate to four years.

Valuation of Share-Based Compensation

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Restricted stock awards are valued at opening market price on the date of grant. Options and awards either cliff vest or are subject to graded vesting based upon either service or performance conditions. Compensation expense related to options and awards is recognized over their requisite service or performance periods, which are the same as their vesting periods. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

Expected Term—Expected term estimates for employee options are based upon prior exercise, cancellation, and expiration history, which the Company believes to be representative of future behavior. The Company has considered the effects of analyzing expected term separately for different groups of employees, and has concluded that historical exercise patterns are not significantly different between groups. Therefore, one expected term is used for all employee options.

Expected Volatility—The expected volatility is based upon historical volatility of the Company’s stock for a period of time equivalent to that of the expected term of the option. Consideration is given to unusual factors that might cause the historical period to be unrepresentative of future expectations.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of option grant for zero-coupon issues with terms equivalent to the expected term of the options.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SHARE-BASED COMPENSATION—continued

Dividends—The Company’s dividend yield is calculated as the percentage of dividends issued on shares relative to the average market price of those shares and is calculated over an historical period equivalent to that of the expected term of the option.

Forfeitures—The Company applies an estimated forfeiture rate to options as they vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Accuracy of Fair Value Estimates—The Black-Scholes model is a trading option-pricing model that does not consider the non-traded nature of employee stock options, the restrictions on trading, lack of transferability or the ability of the employees to forfeit options prior to expiration. If the model adequately permitted consideration of these characteristics, the resulting stock option valuations may be different. In addition, the valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options.

The Company used the following assumptions in valuing employee options granted during 2004, 2005, and 2006:

	2006	2005	2004
Dividend yield	1.0%	0.9% – 1.0%	1.0% – 1.2%
Volatility	56% – 58%	43% – 52%	55% – 58%
Risk—free interest rates	4.5% – 5.2%	3.6% – 3.9%	3.1% – 3.8%
Expected term of options	7 years	6 years	5 – 6 years

Impact of Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company’s employee and outside director share-based compensation plans were accounted for under the measurement and recognition provisions of APB 25. Under APB 25, no compensation expense was recognized for stock options because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant. In accordance with SFAS 123, the Company provided pro forma disclosures for each period as if the Company had applied the grant date fair value method in measuring compensation expense for its share-based compensation plans.

On January 1, 2006, the Company adopted SFAS 123(R), Share-based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company has elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SHARE-BASED COMPENSATION—continued

The following table reflects the impact of the adoption of SFAS 123(R) on the Company’s operations and earnings per share due to the expensing of options granted and purchases under the Employee Stock Purchase Plan during 2006 (in thousands).

2006
Additional share-based compensation expense before income taxes	$1,431
Income tax benefit	(230)

Reduction in net income due to share-based compensation expense	$1,201

Increase of net loss per share
Basic	$.06

Diluted	$.06

Prior to the adoption of SFAS 123(R), the Company presented unearned compensation as a separate component of shareholders’ investment. In accordance with SFAS 123(R), on January 1, 2006 the Company reclassified the balance in unearned compensation to additional paid-in capital on the balance sheet.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 30, 2006, excess tax benefits were nominal and, therefore, were not shown as a separate financing activity in the Consolidated Statements of Cash Flows.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

As discussed in Note 2, prior to January 1, 2006, the Company accounted for share-based employee compensation under APB 25, therefore no compensation expense was recognized for stock option activities or shares issued under the Employee Stock Purchase Plan. Had compensation expense for the Company’s share-based compensation plans been determined based upon the fair value at the grant dates, consistent with SFAS 123, the Company’s net income and net income per share prior to the adoption of SFAS 123(R) would have been as follows (in thousands):

	2005	2004
Net Income
Net Income—as reported	$11,052	$12,424
Deduct: Share-based compensation expense, fair value method (net of income tax)	(2,120)	(1,205)

Pro forma net income	$8,932	$11,219

Basic net income per share
As reported	$.52	$.60

Pro forma	$.42	$.54

Diluted net income per share
As reported	$.52	$.59

Pro forma	$.42	$.53

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SHARE-BASED COMPENSATION—continued

On December 27, 2005, the Board of Directors of the Company approved the acceleration of vesting for unvested and out of the money (exercise price above current market price) stock options. There were no unvested options that were in the money at that date. As a result of this action, options to purchase 396,000 shares of common stock, that otherwise would have vested in 2006 and 2007, became fully vested. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R). As a result of this vesting acceleration, the Company will reduce its non-cash compensation expense related to these options by approximately $0.8 million (pre-tax) in the aggregate over the Company’s 2006 and 2007 fiscal years, based on estimated value calculated using the Black-Scholes option-pricing model. The remaining pro-forma compensation expense under SFAS 123 relating to these early vested options was recognized in 2005 for the pro-forma disclosures presented above.

Stock Option and Award Activity and Share-Based Compensation Expense

Restricted Stock Awards

Activity under the Company’s Restricted Stock Plan for 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2006	38,790	$12.59
Granted	137,210	10.86
Vested	(51,720)	12.53
Forfeited	(500)	7.00

Unvested balance at December 30, 2006	123,780	$10.72

The total fair value of shares vested, determined as of the release date, during the year ended December 30, 2006 approximated $0.6 million. During the years ended December 31, 2005 and January 1, 2005, the weighted average grant date fair value of awards issued was $10.31 and $15.52 per share, respectively, and the total fair value of shares vested, determined as of the release date, was not significant.

Stock Options

Activity under the Company’s stock option plans for 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2006	2,111,461	$12.26
Granted	489,827	11.20
Exercised	(62,503)	8.21
Forfeited	(20,830)	11.50
Expired	(187,500)	15.67

Outstanding at December 30, 2006	2,330,455	$11.88	5.73	$3,797

Vested and expected to vest at December 30, 2006	2,311,278	$11.89	5.70	$3,778

Exercisable at December 30, 2006	1,901,854	$12.01	4.89	$3,366

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SHARE-BASED COMPENSATION—continued

The aggregate intrinsic value of options outstanding as of December 30, 2006, was calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

The weighted average grant date fair value of options granted during the year ended December 30, 2006, was $6.33 per share. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was $0.2 million. During the years ended December 31, 2005 and January 1, 2005, the weighted average grant date fair value of options granted was $7.46 and $5.78 per share, respectively, and the total intrinsic value of options exercised, determined as of the exercise date, was $1.0 million and $1.6 million, respectively.

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 30, 2006 was as follows (in thousands):

2006
Stock options	$1,242
Restricted stock	426
Employee stock purchase plan	60
Cash bonus conversion plan	180

1,908
Accelerated vesting related to restructuring activities:
Stock options	128
Restricted stock	771
Cash bonus conversion plan	117

1,016

Total share-based compensation expense	$2,924

All share-based compensation expense was recorded in the Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. The total income tax benefit recognized related to this compensation was $0.5 million for the year ended December 30, 2006. As of December 30, 2006, there was unrecognized compensation cost for non-vested share-based compensation of $1.5 million related to options and $0.5 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.43 and 1.56 years, respectively.

Cash received from options exercised during 2006, was $0.5 million. The tax benefit that was recognized related to options exercised in 2006 was $0.1 million.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plans

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $1.0, $0.7, and $0.6 million in 2006, 2005 and 2004, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—EMPLOYEE BENEFIT PLANS—continued

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its Gretag-MacBeth AG subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

On December 30, 2006, the Company adopted SFAS 158, which required the Company to recognize the funded status of its pension plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheet as a net asset or liability. As of December 30, 2006, the Company’s net pension asset of $1.5 million was included in the other non-current assets line of its Consolidated Balance Sheets. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statements of Operations.

The last actuarial valuation was carried out as of December 30, 2006. The amounts recognized in the Consolidated Balance Sheets as of December 30, 2006, were determined as follows (in thousands):

Fair value of plan assets	$20,828
Projected benefit obligation	(19,342)

Net asset in the balance sheet	$1,486

The net asset of $1.5 million is shown in other long-term assets in the Consolidated Balance Sheets. A summary of the changes in net asset value from July 5, 2006, the date of the Amazys acquisition, to December 30, 2006, is as follows (in thousands):

At July 5, 2006	$1,382
Net periodic pension costs	(515)
Contributions	612
Foreign exchange translation effect	7

At December 30, 2006	$1,486

The following weighted-average assumptions were used in accounting for the defined benefit plan:

Discount rate	3.25%
Expected return on plan assets	5.00%
Future salary increases	1.50%
Future pension increases	0.25%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

During the year ended December 30, 2006, the pension fund’s weighted average expected long-term rate of return on assets was 5%. In developing this assumption, the input from third party pension plan asset managers

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—EMPLOYEE BENEFIT PLANS—continued

was evaluated, including their review of asset class return expectations, long-term inflation assumptions, and historical average return.

Net periodic pension cost during the period from July 5, 2006, the date of the Amazys acquisition, to December 30, 2006 includes the following (in thousands):

Current service costs	$1,074
Interest	310
Expected return on plan assets	(500)
Contributions made by employees	(369)

Net periodic pension cost	$515

Changes in pension benefit obligation from July 5, 2006, the date of the Amazys acquisition, to December 30, 2006, were as follows (in thousands):

Obligations at July 5, 2006	$18,752
Service cost	1,074
Interest cost	310
Benefit payments	(833)
Foreign exchange translation effect	39

Obligations at December 30, 2006	$19,342

Accumulated benefit obligations were $18.7 million as of December 30, 2006.

Changes in the fair value of plan assets from July 5, 2006, the date of the Amazys acquisition, to December 30, 2006, were as follows (in thousands):

Fair value at July 5, 2006	$20,477
Benefit payments	(833)
Employer contributions	612
Participant contributions	369
Return on plan assets	116
Foreign exchange translation effect	87

Fair value at December 30, 2006	$20,828

The weighted average actual asset allocations, by asset category, for the pension plan assets as of December 30, 2006 were as follows:

Reinsurance contract with Swiss Life	88.1%
Equity securities	5.1%
Debt securities	1.5%
Real estate	1.6%
Other	3.7%

Total	100.0%

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—EMPLOYEE BENEFIT PLANS—continued

The assets held under the collective reinsurance contract by the Plan’s re-insurer Swiss Life Insurance Company are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The following estimated future benefit payments, which reflect expected future service, are expected to be paid in the years indicated (in thousands):

2007	$2,111
2008	2,269
2009	2,452
2010	2,763
2011	2,146
2012-2016	12,431

The Company expects to contribute $1.3 million to the Plan during 2007.

NOTE 11—INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	2006	2005	2004
Current:
Federal	$(865)	$1,590	$2,467
State	151	456	250
Foreign	2,864	148	38

	2,150	2,194	2,755
Deferred:
Federal, state and foreign	(6,286)	1,789	781

	$(4,136)	$3,983	$3,536

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—INCOME TAXES—continued

Major components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	2006	2005
Assets:
Net operating losses	$5,682	$3,805
XRV impairment allowances	3,658	3,658
Inventories	3,389	1,170
Severance accruals	1,833	—
Amortization of intangible assets	1,010	1,222
Accruals not currently deductible	2,969	2,441
Tax credits	671	—
Share based compensation	504	—
Accounts receivable	195	238

	19,911	12,534
Valuation allowance	(7,182)	(3,805)

Deferred income tax assets	12,729	8,729
Liabilities:
Acquired intangibles	21,577	—
Software development costs	2,073	2,564
Depreciation	752	964
Other	419	208

Deferred income tax liabilities	24,821	3,736

Net deferred income tax assets (liabilities)	$(12,092)	$4,993

The Company has recorded valuation allowances on deferred income tax assets related to impairment allowances and net operating loss carry-forwards for which it is not certain that a future benefit will be received. The net operating loss carry-forwards are on operations outside of the United States and do not have expiration dates.

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2006	2005	2004
Income taxes (benefit) computed at statutory rate of 35%	$(10,369)	$5,262	$5,586
Increase (decrease) in taxes resulting from:
Non-deductible in-process research and development costs	3,887	—	—
Change in valuation allowance	3,377	3,576	3,085
Rate differential on foreign income	(317)	(3,266)	(2,872)
State taxes	98	297	163
Foreign sales corporation	(744)	(810)	(839)
Research tax credits	(622)	(519)	(1,274)
Other	554	(557)	(313)

	$(4,136)	$3,983	$3,536

Cash expended for income taxes was $4.9, $1.4 and $1.4 million in 2006, 2005 and 2004, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—INCOME TAXES—continued

The Company expects to repatriate any future earnings of its non-U.S. operations to pay down existing debt. As of December 30, 2006 and December 31, 2005, the Company did not have material undistributed earnings from non-U.S. operations, and therefore, U.S. federal income and foreign withholding taxes associated therewith were not significant, after considering the effects of related foreign tax credits.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At December 30, 2006, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the agreements, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make premium payments for both the 2006 and 2005 policy years. This election has not materially impacted the cash surrender values in the short-term, nor is it expected affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

NOTE 13—CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, trade receivables, and interest rate derivatives. In all cases, the maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. The need for reserves for such losses is continually assessed, and historically has been within expectations. The Company does not require collateral or other security to support financial instruments subject to credit risk.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—CONCENTRATION OF CREDIT RISK—continued

With respect to cash equivalents and interest rate derivatives, the Company’s credit risk is limited due to the counterparties being high credit quality financial institutions.

With respect to trade receivables, the Company’s credit risk is limited due to a relatively large customer base and its dispersion across different industries and geographic areas.

NOTE 14—OPERATING LEASES

The Company leases real property, equipment and automobiles under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2006, are as follows (in thousands):

2007	$2,236
2008	948
2009	434
2010	249
2011	170

Total rental expense charged to operations was $2.2, $1.3, and $1.2 million, in 2006, 2005, and 2004, respectively. $1.2 million of the 2006 rent expense related to Amazys subsidiaries rent included since July 5, 2006 (the date of the acquisition). Substantially all of the minimum rental payments under operating leases are related to rent expense.

NOTE 15—CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.3 million at December 30, 2006.

The Company’s product warranty reserves were not significant.

NOTE 16—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (Plan), which was implemented in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one purchase right automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—SHAREHOLDER PROTECTION RIGHTS AGREEMENT—continued

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

NOTE 17—SUBSEQUENT EVENT

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (Halma). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture is part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $15.4 million in cash, subject to certain closing adjustments. Proceeds from the sale were used to reduce principal balance of the Company’s first lien credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended December 30, 2006 and December 31, 2005. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In thousands, except per share data)

QUARTER	Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Diluted Earnings (Loss) Per Share
2006:
First Quarter	$30,020	$19,438	$160	$236	$.01
Second Quarter	31,972	19,471	604	1,620	.07
Third Quarter	54,154	22,385	(29,459)	(28,260)	(.99)
Fourth Quarter	63,657	36,974	5,931	913	.03

2005:
First Quarter	$27,625	$17,524	$250	$(295)	$(.01)
Second Quarter	32,955	21,513	4,132	2,944	.14
Third Quarter	28,432	18,204	1,040	922	.04
Fourth Quarter	41,927	28,748	10,281	7,481	.35

The aggregate quarterly earnings (loss) per share amounts as disclosed in the table above does not equal the 2006 annual diluted loss per share because each quarter is calculated independently of the annual period.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—None

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

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 33 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth on page 34 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the quarter ended December 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION—None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Directors

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated by reference.

(b) Officers

Information relating to executive officers is included in this report in Item 4 of Part I under the caption “Executive Officers of the Registrant.”

(c) Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Compliance with Reporting Requirements” in the definitive Proxy Statement for the 2007 Annual meeting of Shareholders is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” contained in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Securities Ownership of Management” and “Securities Ownership of Certain Beneficial Owners and Equity Compensation Plan Summary” contained in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                     INDEPENDENCE

The information contained under the caption “Certain Relationships and Related Transactions” contained in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Our Relationship with Our Independent Auditors” contained in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1	The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

(a)2	The following financial statements schedule is filed as a part of this report beginning on page 71:

Schedule II Valuation and Qualifying Accounts

(b)	See Exhibit Index located on page 73.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 12, 2007	/s/ THOMAS J. VACCHIANO JR.
Thomas J. Vacchiano Jr. Chief Executive Officer (principal executive officer)

March 12, 2007	/s/ MARY E. CHOWNING
Mary E. Chowning, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 12th day of March, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Thomas J. Vacchiano Jr. and Mary E. Chowning, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ GIDEON ARGOV	/s/ STANLEY W. CHEFF
Gideon Argov, Director	Stanley W. Cheff, Director

/s/ MARIO FONTANA	/s/ L. PETER FRIEDER
Mario Fontana, Director	L. Peter Frieder, Director

/s/ MASSIMO S. LATTMANN	/s/ PAUL R. SYLVESTER
Massimo S. Lattmann, Director	Paul R. Sylvester, Director

/s/ JOHN E. UTLEY	/s/ THOMAS J. VACCHIANO JR.
John E. Utley, Director	Thomas J. Vacchiano Jr., Director

/s/ MARK D. WEISHAAR
Mark D. Weishaar, Director

Valuation and Qualifying Accounts

X-Rite, Incorporated

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Deducted Balance at end of Period
Year ended December 30, 2006

Allowance for losses on accounts receivable	$1,185	$104	$414	$875

Year ended December 31, 2005

Allowance for losses on accounts receivable	1,470	258	543	1,185

Year ended January 1, 2005

Allowance for losses on accounts receivable	1,527	163	220	1,470

*	Deductions represent uncollectible accounts written-off, net of recoveries.

EXHIBIT INDEX

2	Transaction Agreement dated as of January 30, 2006, between X-Rite, Incorporated and Amazys Holding AG (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

3(1)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference).

3(2)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference).

3(3)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference).

3(4)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference).

3(5)	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated November 14, 2006 (filed as exhibit to Form 8-K dated November 20, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

4(1)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference).

4(2)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference).

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(1)	X-Rite, Incorporated Cash Bonus Conversion Plan (filed as Appendix A to the definitive proxy statement dated April 8, 1996 relating to the Company’s 1996 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(2)	Form of Indemnity Contract entered into between X-Rite, Incorporated and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference).

*10(3)	Chairman’s Agreement, dated as of July 16, 1999, between X-Rite, Incorporated and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended July 3, 1999 (Commission File No. 0-14800) and incorporated herein by reference).

*10(4)	Employment Arrangement Effective Upon a Change in Control entered into between X-Rite, Incorporated and certain persons together with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference).

*10(5)	Deferred Compensation Trust Agreement, dated as of November 23, 1999, between X-Rite, Incorporated and Richard E. Cook (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—(continued)

*10(6)	Operating Agreement for XR Ventures, LLC, dated as of September 14, 2000, among XR Ventures, LLC, X-Rite, Incorporated, Dr. Peter M. Banks and Mr. James A. Knister (filed as exhibit to Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-14800) and incorporated herein by reference).

*10(7)	First Amendment to the X-Rite, Incorporated Amended and Restated Cash Bonus Conversion Plan (filed as exhibit to form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference).

*10(8)	First Amendment to the Chairman’s Agreement, dated as of September 13, 2001, between X-Rite, Incorporated and Ted Thompson (filed as exhibit to Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference).

*10(9)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and members of its board of directors and officers together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(10)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and Paul R. Sylvester (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(11)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and Mark D. Weishaar (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(12)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(13)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(14)	Employment Agreement between X-Rite, Incorporated and Michael C. Ferrara, effective as of September 30, 2003 (filed as exhibit to Form 10-Q for the quarter ended September 27, 2003 (Commission File No. 0-14800) and incorporated herein by reference).

*10(15)	Second Amendment to the Operating Agreement between X-Rite, Incorporated and XR Ventures, LLC, effective as of December 12, 2003 (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(16)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan, effective as of February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(17)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as exhibit to Form 10-Q for the quarter ending July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(18)	Third Amendment to the Operating Agreement between X-Rite, Incorporated and XR Ventures, LLC, effective as of December 12, 2003 (filed as exhibit to Form 10-Q for the quarter end April 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—(continued)

*10(19)	Form of Indemnity Agreement between X-Rite, Incorporated and L. Peter Frieder (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(20)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(21)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(22)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(23)	Second Amendment to the Employment Agreement between X-Rite, Incorporated and Michael C. Ferrara, effective as of January 30, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(24)	Employment Agreement between X-Rite, Incorporated and Mary E. Chowning, effective as of January 30, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(25)	Arrangement for directors’ fees (description provided under the caption “Compensation of Directors” in the definitive proxy statement dated July 24, 2006 relating to the Company’s 2006 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(26)	Amendment No. 1 to the Employment Agreement between X-Rite, Incorporated and Michael C. Ferrara (filed as exhibit to Form 8-K dated October 6, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(27)	Special Post Employment Health Plan for Michael C. Ferrara (filed as exhibit to Form 8-K dated October 6, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(28)	Schedule of Compensation for the Company’s Executive Officers (scheduled included in Form 8-K dated November 20, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(29)	Schedule of Option and Restricted Stock Compensation for the Company’s Executive Officers (schedule included in Form 8-K dated March 12, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(30)	Mortgage and Security Agreement, dated as of June 30, 2006, between X-Rite, Incorporated and Fifth Third Bank (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(31)	Separation Agreement, dated as of July 5, 2006, between X-Rite, Incorporated and Dr. Peter Banks (filed as exhibit to Form 8-K dated July 7, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(32)	Employment Agreement between X-Rite, Incorporated and Francis Lamy, effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(33)	Employment Agreement between X-Rite, Incorporated and Thomas J. Vacchiano, Jr., effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(34)	X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan, effective as of June 30, 2006 (filed as Exhibit A to the definitive proxy statement dated July 24, 2006 relating to the Company’s 2006 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—(continued)

*10(35)	Form of Officer Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(36)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(37)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(38)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(39)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

10(40)	Agreement of Purchase and Sale between X-Rite, Incorporated and Target Corporation regarding sale of the registrant’s corporate headquarters and manufacturing facility, effective as of September 14, 2006 (filed as exhibit to Form 8-K dated September 19, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(41)	Employment Agreement between X-Rite, Incorporated and Bernard J. Berg, effective as of February 20, 2007 (filed as exhibit to Form 8-K dated February 26, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(42)	Consulting Agreement between X-Rite, Incorporated and Bernard J. Berg, effective as of January 1, 2009 (filed as exhibit to Form 8-K dated February 26, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(43)	Amended and Restated First Lien Credit and Guaranty Agreement dated as of June 30, 2006 among X-Rite, Incorporated as Borrower, Certain Subsidiaries of X-Rite, Incorporated as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P. as Lead Arranger and Bookrunner, Goldman Sachs Credit Partners L.P. as Administrative Agent and Collateral Agent and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc. as Syndication Agent (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

10(44)	Amended and Restated Second Lien Credit and Guaranty Agreement dated as of June 30, 2006 among X-Rite, Incorporated as Borrower, Certain Subsidiaries of X-Rite, Incorporated as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P. as Lead Arranger, Bookrunner and Syndication Agent and Goldman Sachs Credit Partners L.P. as Administrative Agent and Collateral Agent (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

21	Subsidiaries of X-Rite, Incorporated.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.