Form 10-Q
period 2007-03-31
X RITE INC
filed 2007-05-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

On May 1, 2007, the number of shares of the registrant’s common stock, par value $.10 per share, outstanding was 29,067,732.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 31, 2007	December 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,821	$12,876
Accounts receivable, less allowance of $844 in 2007 and $875 in 2006	39,478	40,226
Inventories	31,300	30,165
Deferred income taxes	4,875	4,749
Assets held for sale	12,016	12,081
Prepaid expenses and other current assets	6,258	5,378

	105,748	105,475
Property plant and equipment:
Land	2,796	120
Buildings and improvements	24,350	8,333
Machinery and equipment	24,224	28,869
Furniture and office equipment	20,530	18,282
Construction in progress	1,914	26,188

	73,814	81,792
Less accumulated depreciation	(28,204)	(33,232)

	45,610	48,560
Other assets:
Goodwill	205,620	203,101
Other intangibles, net	61,225	64,143
Cash surrender values (Founders policies)	21,411	21,377
Capitalized software (net of accumulated amortization of $3,450 in 2007 and $3,075 in 2006)	7,411	8,548
Deferred financing costs (net of accumulated amortization of $936 in 2007 and $624 in 2006)	6,570	6,882
Other noncurrent assets	4,145	4,173

	306,382	308,224

	$457,740	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(in thousands)

	March 31, 2007	December 30, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$13,500	$13,500
Current portion of long-term debt	1,200	1,200
Accounts payable	11,028	10,574
Accrued liabilities:
Payroll and employee benefits	14,701	18,915
Income taxes	2,417	4,759
Interest	1,328	1,283
Other	11,709	12,834

	55,883	63,065
Long-term liabilities:
Long-term debt, less current portion	179,048	190,200
Deferred income taxes	15,462	16,841
Accrued income taxes	3,017	—
Restructuring	2,695	3,729
Long-term compensation and benefits	1,430	1,410
Derivative financial instruments	862	520
Other	885	884

	203,399	213,584
Shareholders’ investment:
Common stock	2,879	2,857
Additional paid-in capital	104,233	100,665
Retained earnings	86,702	79,119
Accumulated other comprehensive income	4,644	2,969

	198,458	185,610

	$457,740	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$57,717	$27,162

Cost of sales:
Products sold	21,753	9,237
Inventory related restructuring charges	128	—

	21,881	9,237

Gross profit	35,836	17,925

Operating expenses:
Selling and marketing	14,092	8,483
Research, development and engineering	8,633	4,584
General and administrative	6,378	4,685
Restructuring	863	—
Integration	862	553

	30,828	18,305

Operating income (loss)	5,008	(380)

Interest expense	(4,612)	(5)
Other, net	(12)	228

Income (loss) before income taxes	384	(157)

Income taxes (benefit)	167	(23)

Net income (loss) from continuing operations	217	(134)

Discontinued operations
Net income (loss) from operations	(39)	370
Net gain on disposal	7,632	—

	7,593	370

Net income	$7,810	$236

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.01	$(.01)
Discontinued operations
Net income from operations	—	.02
Net gain on disposal	.26	—

Net income	$.27	$.01

Cash dividends per share	—	$.025

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,810	$236
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	1,795	988
Amortization of intangible assets	3,660	803
Amortization of deferred financing costs	312	—
Allowance for doubtful accounts	(36)	5
Deferred income taxes	(1,397)	(97)
Gain on sale of business	(6,415)	—
Share-based compensation	611	286
Tax benefit from stock options exercised	189	—
Restructuring (including $42 of depreciation and amortization)	991	—
Other	3	(2)
Changes in operating assets and liabilities:
Accounts receivable	(396)	4,532
Inventories	(3,083)	(2,035)
Prepaid expenses and other current assets	(751)	(1,842)
Accounts payable	(12)	(1,630)
Income taxes	581	(1,399)
Other current and non current liabilities	(5,388)	(1,674)

Net cash used for operating activities	(1,526)	(1,829)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	—	3,436
Proceeds from maturities of short-term investments	—	465
Purchases of short-term investments	—	(2,685)
Capital expenditures	(2,738)	(14,613)
Investment in founders life insurance, net	(34)	(263)
Increase in other assets	(695)	(687)
Proceeds from sale of business	14,314	—
Acquisitions, net of cash acquired	(600)	—
Other	—	19

Net cash provided by (used for) investing activities	10,247	(14,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt activity, net	—	13,365
Proceeds from issuance of long-term debt	2,500	—
Payment of long-term debt	(13,652)	—
Dividends paid	—	(531)
Issuance of common stock	1,491	183

Net cash provided by (used for) financing activities	(9,661)	13,017
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(115)	(73)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,055)	(3,213)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,876	6,496

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,821	$3,283

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and April 1, 2006, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOTE 2—NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted FIN 48 on December 31, 2006. The cumulative effect of adoption decreased retained earnings by $0.2 million. See Note 14 for further discussion of the impact of adoption of FIN 48.

In September 2006, the FASB adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value and establishes a framework for measuring fair value in order to increase consistency in how fair value is measured under various existing accounting standards. SFAS 157 also expands financial statement disclosure requirements about the Company’s use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB adopted SFAS No. 159 (SFAS 159) The Fair Value Option for Financial Assets and Financial Liabilities, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of SFAS 159 will have on its financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—SHORT-TERM INVESTMENTS

In June 2006, the Company liquidated its investment portfolio to provide funding for its acquisition of Amazys Holding AG, as more fully described in Note 5. Prior to this liquidation, the Company classified its short-term investments as available-for-sale securities. Such short-term investments consisted primarily of tax free variable rate demand notes, which were stated at market value with unrealized gains and losses on such securities reflected net of tax as accumulated other comprehensive income in shareholders’ investment. Realized gains and losses were included in earnings and were derived using the specific identification method for determining the cost of the securities. Investment income recognized in the condensed consolidated statements of operations from these investments totaled approximately $0.1 million for the three months ending April 1, 2006.

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2006	December 30, 2006
Raw materials	$12,466	$13,957
Work in process	4,654	5,297
Finished goods	14,180	10,911

Total	$31,300	$30,165

NOTE 5—ACQUISITIONS

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

The following table summarizes the aggregate consideration paid for the acquisition, with a reconciliation to the total net assets acquired (in thousands):

Cash consideration for Amazys common shares tendered	$215,787
Transaction costs	9,497

Total cash consideration	225,284
Fair value of X-Rite stock (7,240,478 shares)	81,383

Total acquisition consideration	$306,667

The cash consideration exchanged for Amazys shares consisted of existing cash, the issuance of new debt totaling $205.0 million and cash of $2.1 million derived from the settlement of a derivative financial instrument associated with the transaction. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 million was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—ACQUISITIONS – continued

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

Current assets		$78,734
Property, plant and equipment		9,735
Goodwill		196,470
Identifiable intangible assets
Customer relationships (estimated useful lives of 2 – 7 years)	9,963
Trademarks and trade names (estimated useful lives of 6.5 years)	4,410
Technology and patents (estimated useful lives of 3 – 9.5 years)	51,695
Covenants not to compete (estimated useful life of 2 years)	898
Acquired in-process research and development (IPR&D)	11,107

Total intangible assets		78,073
Other assets		2,813

Total assets acquired		365,825

Current liabilities		(32,672)
Long-term liabilities		(26,486)

Total liabilities assumed		(59,158)

Net assets acquired		$306,667

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

As of March 31, 2007, the Company had not completed its analysis of the income tax matters and elections related to the Amazys acquisition and, therefore, has not determined to what extent deferred income taxes need to be established for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. Such amounts, if any, will result in an adjustment to goodwill as preliminarily recorded.

In connection with the Amazys acquisition and as part of the purchase price allocation, the Company recorded liabilities of $5.2 million related to involuntary terminations and relocation of certain Amazys employees, and $1.3 million related to facility closure costs. As integration plans are finalized, these liabilities may be increased or decreased with the offset recorded in goodwill.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—ACQUISITIONS – continued

The following unaudited pro forma information assumes the Amazys acquisition occurred as of the beginning of the period presented. The pro forma information contains the actual combined operating results of X-Rite and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the effect of adjusting inventory to fair value as part of the purchase price allocation, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The Company recognized a charge of $11.1 million related to the immediate write off of acquired in-process R&D, as well as a charge of $4.9 million related to inventory valuation adjustments. These charges have been included in the pro forma period presented as if the write-off occurred at the beginning of that period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented (in thousands, except per share data):

Three Months Ended April 1, 2006 (1)
Net sales	$54,221
Net loss	(14,249)
Basic loss per share	$(0.50)
Diluted loss per share	$(0.50)

(1)	Included in the 2006 pro-forma results were $3.6 million of acquisition related costs incurred by Amazys prior to the acquisition.

NOTE 6—RESTRUCTURING AND INTEGRATION

Restructuring

During the first quarter of 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 64 employees, 63 of which have been completed as of March 31, 2007, facility closures of approximately 106,000 square feet, various asset write-downs, and other restructuring charges related to consulting and legal fees. The work force reductions include approximately $6.0 million related to the former CEO’s estimated contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.3 million was classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the statements of operations.

The Company expects to complete the remaining restructuring activities during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to term of some severance agreements. Additional restructuring expenses may be necessary as the integration progresses.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—RESTRUCTURING AND INTEGRATION – continued

The following table summarizes the expected, incurred and remaining costs for these restructuring plans (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Expected costs	$9,877	$7,063	$1,575	$467	$18,982
Costs incurred – through December 30, 2006	(8,895)	(6,843)	—	(407)	(16,145)
Costs incurred – quarter ended March 31, 2007	(805)	(129)	—	(57)	(991)

Remaining estimated costs at March 31, 2007	$177	$91	$1,575	$3	$1,846

The remaining estimated asset write down costs represent capitalized software amortization to be taken through the date the related products will be discontinued.

The following table summarizes the severance accrual balances and utilization for 2007 restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 30, 2006	$6,516	$—	$—	$—	$6,516
Charges incurred	805	129	—	57	991
Amounts paid or utilized	(2,250)	(129)	—	(57)	(2,436)

Balance at March 31, 2007	$5,071	$—	$—	$—	$5,071

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the quarter ended March 31, 2007 totaled $0.9 million.

NOTE 7—DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company classifies a business component that has been disposed of as a discontinued operation, if the cash flow of the component has been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component.

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (Halma). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture is part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $14.3 million in cash, subject to certain closing adjustments. Proceeds from the sale were used to reduce the principal balance of the Company’s first lien credit facility.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—DISCONTINUED OPERATIONS – continued

The Company recorded a net gain on the sale of $7.6 million, which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore all of the Company’s interest expense is included within continuing operations.

The components of the income (loss) from discontinued operations are presented below (in thousands):

	Three Months Ended
	March 31 2007	April 1, 2006
Net sales	$793	$2,858

Income (loss) from operations before income taxes	$(52)	$540
Income tax expense (benefit)	(13)	170

Income (loss) from operations	$(39)	$370

Gain on disposal	$6,415
Income tax benefit on disposal	(1,217)

Net gain on disposal	$7,632

There were no assets or liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheets as of March 31, 2007. The assets and liabilities of Labsphere have not been reclassified for fiscal 2006. In the Condensed Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified in any period presented.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the three months ended March 31, 2007, consisted of the following (in thousands):

December 30, 2006	$203,101
Acquisition purchase price adjustments	2,509
Foreign currency adjustments	10

March 31, 2007	$205,620

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. In 2007, as a result of changes to the Amazys purchase price allocation, goodwill was increased by $2.5 million. See Note 5 for further discussion of the Amazys acquisition.

The following is a summary of changes in intangible assets for the three months ended March 31, 2007 (in thousands):

	December 30, 2006	Additions	Amortization	Dispositions	Foreign Currency Adjustments	March 31, 2007
Technology and patents	$48,141	$—	$(1,945)	$(86)	$(1)	$46,109
Customer relationships	11,020	—	(550)	—	—	10,470
Trademarks and trade names	4,121	—	(176)	—	—	3,945
Covenants not to compete	861	—	(147)	(10)	(3)	701

Total	$64,143	$—	$(2,818)	$(96)	$(4)	$61,225

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS – continued

During the quarter ending March 31, 2007, $0.1 million in intangible assets were written-off in connection with the sale of Labsphere (see Note 7 for further discussion of the sale of Labsphere).

Estimated amortization expense for intangible assets as of March 31, 2007, for each of the succeeding years is as follows (in thousands):

Remaining 2007	$8,442
2008	10,563
2009	9,398
2010	8,948
2011	8,948

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. During March 2007, the Company extended the mortgage to December 2007 subject to the same terms and conditions as the original mortgage. On September 14, 2006, the Company entered into an Agreement of Purchase and Sale to sell its former headquarters for $14.0 million with a transaction closing anticipated to occur no later than October 2007. In April 2007, the buyer exercised its right to terminate the agreement. The Company is currently reviewing its options with regard to the future of the property.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million, and replaces the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. At March 31, 2007, interest payments are due quarterly based on the three month LIBOR rate of 5.3475 percent, plus 225 and 500 basis points for the first and second lien facilities, respectively. The Company has entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 10 for further discussion). In addition, the unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

As of March 31, 2007, the Company has drawn $14.5 million against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s former headquarters and manufacturing facility is repaid in full.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of March 31, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result, the Company recognizes derivative financial instruments in the Condensed Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded periodically in income or in shareholders’ investment as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk.

Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in income.

Interest Rate Swaps

In September, 2006 the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. The fair value of the interest rate swaps at March 31, 2007 was a liability of $0.9 million and was recorded in both current and long-term other accrued liabilities, depending on the expiration date of the underlying instrument. During the quarter ended March 31, 2007, the Company received net interest settlements of $0.1 million and the impact of interest accruals on these instruments was not material.

At March 31, 2007, contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate
June, 2007	$24,900	5.3475%	5.4360%
June, 2008	32,500	5.3475%	5.2600%
June, 2009	42,500	5.3475%	5.1880%
June, 2010	53,100	5.3475%	5.1880%

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service or performance periods.

Valuation of Share-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options. Restricted stock awards are valued at opening market price on the date of the grant. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

The Company used the following assumptions in valuing employee options granted during the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
Dividend yield	0%	1.0%
Volatility	54%	57 – 58%
Risk - free interest rates	4.5%	4.5 – 4.7%
Expected term of options	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Statements of Operations for the three months ended March 31, 2007 and April 1, 2006 was as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

Stock options	$354.6	$170.7
Restricted stock	215.5	47.1
Employee stock purchase plan	10.2	21.2
Cash bonus conversion plan	30.9	47.0

	611.2	286.0

Accelerated vesting related to restructuring activities	567.0	—

Total share-based compensation expense	$1,178.2	$286.0

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of March 31, 2007, there was unrecognized compensation cost for non-vested share-based compensation of $3.6 million related to options and $1.9 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 2.39 and 2.27 years, respectively.

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

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its Gretag-MacBeth AG subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plans are held independently of the X-Rite’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The last actuarial valuation was carried out as of December 31, 2006. Net projected periodic pension cost of the plan includes the following components:

Three Months Ended March 31, 2007
Service cost	$566
Interest	165
Expected return on plan assets	(262)
Less contributions paid by employees	(191)

Net periodic pension cost	$278

The Company is currently evaluating what additional contributions if any will be made to the pension plan during the remainder of 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 13—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per shares amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net Income (Loss)
Net income (loss) from continuing operations	$217	$(134)
Discontinued operations
Net income (loss) from operations	(39)	370
Net gain on disposal	7,632	—

Net income	$7,810	$236

Weighted-Average Common Shares Outstanding
Basic	28,664	21,241
Diluted	28,973	21,504

Basic and Diluted Earnings (Loss) Per Share
Net income (loss) from continuing operations	$.01	$(.01)
Discontinued operations
Net income from operations	—	.02
Net gain on disposal	.26	—

Net income	$.27	$.01

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,348,000 and 1,296,000 respectively, for the three month periods ended March 31, 2007 and April 1, 2006.

NOTE 14—INCOME TAXES

For the quarter ended March 31, 2007 the Company recorded a tax provision of $0.17 million against pre-tax income from continuing operations of $0.38 million, an effective rate of approximately 43 percent. The Company’s rate was negatively impacted by non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

The Company also recorded an income tax benefit of $1.2 million (net of a valuation reserve of $0.9 million) from discontinued operations during the first quarter of 2007. This benefit was generated by the sale of the Labsphere business which resulted in a $6.4 million book gain, but a capital loss for income tax purposes of $6.1 million. The capital loss was attributable to differences between book and tax accounting for goodwill. The Company recorded a valuation reserve in connection with this transaction due to uncertainty over its ability to fully utilize its capital loss positions in a timely manner.

The Company adopted FIN 48, on December 31, 2006 (fiscal year 2007). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. Prior to the adoption of FIN 48, the Company had unrecognized tax benefits of $4.9 million. As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of $1.0 million which is offset by tax benefits associated with state taxes and interest deductions of $0.8 million, resulting in a decrease to the December 31, 2006 retained earnings balance of $0.2 million. If the Company should ultimately recognize the total unrecognized tax benefits, $5.1 million (net of federal tax benefits) would favorably affect the effective income tax rate in any future periods.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 14—INCOME TAXES - continued

The Company’s policy is to recognize interest and /or penalties related to income tax matters in income tax expense. At December 31, 2006 the Company had accrued interest and penalties of $0.7 million net of tax. For the quarter ending March 31, 2007, the Company accrued additional interest of $0.1 net of tax.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently the Company is undergoing periodic audit in one foreign tax jurisdiction. It is possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit; however the amount of any payment would be nominal.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded an income tax benefit of $0.02 million against a pre-tax loss from continuing operations of $0.2 million for the three months ended April 1, 2006. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income, foreign currency translation adjustments and gain or loss on the fair value of derivative instruments. Comprehensive income was $9.5 and $0.4 million, respectively, for the three month periods ended March 31, 2007 and April 1, 2006.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At March 31, 2007, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 and 2006 policy years, and no payments have been made through March 31, 2007, relating to the 2007 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 150,000 British Pounds, or approximately $0.3 million, as of March 31, 2007.

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

First Quarter Highlights

•	First quarter combined net sales from continuing operations of $57.7 million

•	Gross margins increased compared with full-year 2006 margins to 62.0 percent for the first quarter of 2007

•	Amazys integration significantly ahead of pace, with cost savings of $11.4 million achieved through the first nine months of combined operations

•	Sales backlog remained strong at approximately $15.0 million at the end of March 2007

•	Sale of non-core Labsphere business for $14.3 million completed on February 7, 2007

The Company reported first quarter 2007 net sales from continuing operations of $57.7 million, versus $27.2 million for the first quarter of 2006. Gross margins for the first quarter were 62.0 percent and included $0.1 million of restructuring related charges associated with the Amazys acquisition. Operating income for the first quarter totaled $5.0 million and included $4.5 million of restructuring and acquisition related charges. The Company reported net income in the first quarter of 2007 of $7.8 million, or $0.27 per diluted share, which included $7.6 million, or $0.26 per diluted share, of discontinued operations related to the sale of the Labsphere business. Income from continuing operations was $0.2 million, or $0.01 per diluted share.

Overall, the Company’s revenue performance in the first quarter was on target with internal expectations. The Company’s core markets are generally performing as expected and the integration related disruptions faced in the fourth quarter have been significantly reduced in most areas.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

Further the Company has continued to achieve cost synergies at an accelerated pace, while delivering solid top line performance. In the first nine months of the Company’s combined operations with Amazys, the Company generated $11.4 million of cost savings, reaching and significantly exceeding the $7 million to $9 million target set for the first twelve months. Specifically, the Company oversaw the closure of 14 facilities worldwide, implemented product line integration plans, consolidated key financial and back office operations, and reduced headcount by 16 percent.

The first quarter results include the following charges and expenses related to the Amazys acquisition and related restructuring: (in millions)

Description	Expense Caption	Amount
Product line integration related write-offs	Cost of goods sold	$0.1
Amortization of Amazys related intangibles	Operating expenses	2.7
Integration and restructuring costs	Operating expenses	1.7

Total pre-tax charges related to Amazys acquisition		$4.5

The rapid realization of cost synergies has already positively impacted the direction of the Company’s operating margin. Excluding acquisition and restructuring expenses, operating margin continued to improve versus historical levels for the first quarter. As the Company achieves the remainder of the targeted synergies, there will be ongoing improvements in operating leverage and cash flow, which will be used to fund capital expenditures, interest costs, working capital, and debt reduction.

RESULTS OF OPERATIONS

The following discussion of the Company’s three month results of continuing operations excludes the results related to the Labsphere business, which have been segregated from continuing operations and reflected as discontinued operations for all periods presented.

The following table summarizes the results of the Company’s operations for the three months ended March 31, 2007, and April 1, 2006 (in millions):

	Three Months Ended
	March 31, 2007		April 1, 2006
Net sales	$57.7	100.0%	$27.2	100.0%
Cost of sales:
Products sold	21.8	37.8	9.3	34.2
Restructuring charges	0.1	0.2	—	—

Gross profit	35.8	62.0	17.9	65.8

Operating expenses	30.8	53.4	18.3	67.3

Operating income (loss)	5.0	8.6	(0.4)	(1.5)

Interest expense	(4.6)	(8.0)	—	—
Other income	—	—	0.2	0.7

Income (loss) before tax	0.4	0.6	(0.2)	(0.8)

Income tax	0.2	0.3	—	—

Net income (loss) from continuing operations	0.2	0.3	(0.2)	(0.8)

Discontinued operations
Net income from operations	—	—	0.4	1.5
Net gain on disposal	7.6	13.2	—	—

Net income	$7.8	13.5%	$0.2	0.7%

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

Net Sales

On July 5, 2007, the Company acquired Amazys Holding AG, a primary competitor in key markets. The Company has a comprehensive plan to integrate the operations of the two Companies which includes:

•	Consolidation of product lines

•	Consolidation of global sales and marketing functions

•	Elimination of duplication in engineering and general and administrative functions

As a result of executing this comprehensive integration plan, comparability on a period to period basis is limited.

Consolidated

Net sales for the first quarter of 2007 were $57.7 million, an increase of $30.5 million, or 112.1 percent, over the first quarter in 2006. This year over year increase was primarily the result of the acquisition of Amazys, sales for which have been included in the Company’s financial statements since the acquisition date, July 5, 2006. Amazys accounted for approximately $23.7 million in net sales for the first quarter 2007. Excluding the Amazys related sales, the Company’s net sales increased $6.8 million, or 25.0 percent, compared with first quarter 2006.

A key component of the integration plan for the Amazys acquisition involves consolidating the two Companies’ product lines. This process includes elimination of certain overlapping products from each Company over the next one to two years. As such, the relative sales of products from each Company may shift.

First quarter 2007 net sales in the Imaging and Media, Industrial and Other business units increased by $22.6 million, $6.3 million and $1.2 million, respectively, compared with 2006. Increases in net sales attributable to Amazys totaled approximately $18.2, $3.7, and $1.3 million in the Imaging and Media, Industrial, and Other business units, respectively, for the first quarter of 2007. First quarter 2007 net sales in the Company’s light category increased $0.6 million primarily due to the acquisition of Amazys. Net sales in the Company’s Retail business unit declined by $0.2 million compared with first quarter 2006.

In the first quarter of 2007, the Company experienced net sales growth over the first quarter of 2006 in all of the primary regions of the world where it conducts business. Net sales in North America increased $5.4 million, or 36.0 percent, compared with the first quarter of 2006. Approximately $1.7 million of this increase was attributable to incremental sales related to Amazys non-color instruments sales. Amazys North American color measurement sales activities were transferred to X-Rite late in 2006 which also accounts for a portion of the growth in North America recorded by X-Rite in the quarter. Net sales in Europe increased $18.4 million, or 259.2 percent, entirely the result of Amazys sales, which totaled approximately $18.5 million for the first quarter of 2007. Net sales in Asia Pacific increased $6.4 million, or 145.5 percent compared with the first quarter of 2006, approximately $3.4 million of which is attributable to sales recorded by Amazys. Net sales in Latin America were flat compared with first quarter 2006.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $1.8 million favorable effect on first quarter 2007 net sales as compared with the same period in 2006.

Net Sales By Product Line

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Imaging and Media, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the three months ended March 31, 2007 and April 1, 2006 (in millions):

	Three Months Ended
	March 31, 2007		April 1, 2006
Imaging and Media	$35.5	61.5%	$12.9	47.4%
Industrial	13.8	23.9	7.5	27.6
Retail	5.4	9.4	5.6	20.6
Light	0.7	1.2	0.1	0.4
Other	2.3	4.0	1.1	4.0

Total	$57.7	100.0%	$27.2	100.0%

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

Imaging and Media

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the first quarter of 2007, the Imaging and Media products group recorded an increase in net sales of $22.6 million, or 175.2 percent, compared with pre-acquisition results of first quarter 2006. The increase consisted of $18.2 million of incremental sales resulting from the Amazys acquisition, which included $1.6 million of non-recurring engineering fees from a significant Media customer. In addition to the incremental sales resulting from the Amazys acquisition, X-Rite recorded an increase of $4.4 million in sales compared to the first quarter of 2006. As Amazys’ sales operations in North America have been completely integrated into those of X-Rite, the $4.4 million increase in X-Rite sales includes sales of former Amazys color measurement product in North America.

Imaging and Media product sales increased in all of the primary regions of the world where the Company conducts its operations. Compared with the first quarter of 2006, Imaging and Media net sales increased $12.7 million in Europe, $4.2 million in Asia Pacific, and $4.0 million in North America. The acquisition of Amazys drove the growth in Europe, contributing approximately $13.9 million in incremental sales for the first quarter of 2007. The acquisition of Amazys also contributed approximately $2.5 million to Asia Pacific Imaging and Media sales for the first quarter of 2007 compared with the same quarter in 2006.

Industrial

The Industrial products group provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial net sales in the first quarter 2007 increased $6.3 million, or 84.0 percent, compared with 2006. The increase was attributable to incremental sales resulting from the Amazys acquisition, which totaled approximately $3.7 million for the first quarter of 2007, as well as the North American sales attributable to former Amazys products now accounted for as X-Rite sales.

Geographically, Industrial sales increased in all primary regions of the world in which the Company conducts operations. Quarter over quarter growth in Industrial net sales totaled $1.9 million in Asia Pacific, $1.6 million in Europe and $0.9 million in North America. The growth in Europe was entirely attributable to the acquisition of Amazys, which contributed approximately $1.7 million in incremental Industrial sales to the first quarter 2007 results. Amazys also contributed approximately $0.7 million in Industrial sales in Asia Pacific during the first quarter of 2007.

Retail

The Retail products group markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants and paint retailers and paint manufacturers. Net sales in the Retail products group for the first quarter of 2007 were $5.4 million, a decrease of $0.2 million, or 3.6 percent, compared with the first quarter of 2006. The decline was primarily attributable to softness in the North America home improvement markets, sales for which declined $1.1 million compared with first quarter of 2006. This decline was partially off-set by growth in European sales, which increased $1.0 million compared with the first quarter of 2006. Product sales from the former Amazys retail line had a nominal impact on 2007 sales.

Light

X-Rite services the light measurement markets through its Optronik and On-line subsidiaries. These subsidiaries provide integrated spheres and systems in an array of measurement and processing applications. Light sales for the first quarter of 2007 increased $0.6 million, or 600.0 percent, compared with the first quarter of 2006. The increase was primarily attributable to the acquisition of Amazys’ light business.

In February 2007, the Company sold its Labsphere subsidiary, formerly accounted for in the Light products group. This was part of the Company’s ongoing strategy to focus resources on core color-related business. Labsphere has been accounted for as a discontinued operation and, as such, results of its operations through the date of sale were reported within discontinued operations in the Company’s Condensed Consolidated Statement of Operations. See “Discontinued Operations” below for further discussion of the sale.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

Other

The Company’s product lines denoted as Other consist of two primary categories, Biodiagnostics and Professional Color Services. The Biodiagnostics category provides products and services to the medical and dental industries and Professional Color Services provides customer and end user training and support services. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. The dental product line provides matching technology to the cosmetic dental industry thorough X-Rite’s ShadeVision systems. Other product net sales for the first quarter of 2007 were $2.3 million, representing an increase of $1.2 million, or 109.1 percent, over the first quarter of 2006. Professional Color Services net sales in the first quarter of 2007 totaled $1.3 million post acquisition. As this division was acquired as part of the Amazys transaction in July 2006, there were no color services sales in the first quarter of 2006. Biodiagnostics net sales totaled $1.0 million for the first quarter of 2007, compared with first quarter 2006 sales of $1.1 million.

Cost of Sales and Gross Profit

Gross profit for the first quarter of 2007 was $35.8 million, or 62.0 percent of sales, compared with $17.9 million, or 65.8 percent of sales, for the first quarter of 2006. The first quarter 2007 gross profit was favorably impacted by a $1.6 million incremental billing for non-recurring engineering work performed for a Media customer. The decline in first quarter gross margins compared with 2006 was primarily attributable to changes in product mix resulting from the acquisition of Amazys. Amazys’ historical gross margins have typically been 4 to 8 percent lower than X-Rite’s.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	March 31, 2007		April 1, 2006
Selling and marketing	$14.1	24.4%	$8.5	31.2%
Research, development and engineering	8.6	14.9	4.6	17.0
General and administrative	6.3	10.9	4.7	17.3
Restructuring	0.9	1.6	—	—
Integration	0.9	1.6	0.5	1.8

Total	$30.8	53.4%	$18.3	67.3%

A key component of the integration plan for the Amazys acquisition involves consolidating virtually all aspects of the operating expense structure. This process includes the elimination of operating locations and redundant processes, as well as personnel reductions. As a result, the relative expenses from each company may shift.

Selling and Marketing

Selling and marketing expenses for the first quarter of 2007 increased by $5.6 million, or 65.9 percent, compared with the first quarter of 2006. This increase was primarily a result of the acquisition of Amazys in July 2006. Amazys selling and marketing expenses for the first quarter of 2007 were $4.2 million. Selling and marketing expenses exclusive of the Amazys costs increased $1.4 million, or 16.5 percent, compared with prior year. This increase was attributable to $0.6 million of amortization of intangible assets recorded as part of the Amazys acquisition, the transition of a portion of the North American sales activities for Amazys to X-Rite, and increases in compensation costs driven by the growth in sales for the first quarter of 2007 over the first quarter of 2006.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses in 2007 increased $4.0 million, or 87.0 percent for the first quarter of 2007 compared with first quarter of 2006. The increase was attributable to Amazys related operating expenses of approximately $3.1 million and amortization of acquisition related intangible assets of $1.7 million. These increases were partially off-set by decreased outside consulting costs and reduced employee costs, which reflect the on-going integration of the Companies’ engineering staffs.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

General and Administrative

General and Administrative (G&A) expenses increased by $1.6 million, or 34.0 percent, for the first quarter of 2007 compared with the first quarter of 2006. This increase was attributable to added costs associated with Amazys operations, which totaled approximately $1.4 million, and amortization of acquisition related intangible assets of $0.3 million. Excluding these costs, G&A expenses decreased $0.1 million or 2.1 percent compared with the first quarter of 2006.

Restructuring

During the first quarter of 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 64 employees, 63 of which have been completed as of March 31, 2007, facility closures of approximately 106,000 square feet, various asset write-downs, and other restructuring charges related to consulting and legal fees. Total restructuring charges related to this plan are estimated to be $19.0 million. The Company has incurred $17.1 million of these costs as of March 31, 2007, $1.0 million of which were recognized during the first quarter of 2007 and the rest of which were recognized during the last three quarters of 2006. Of the $17.1 million total restructuring charges incurred to date, $9.7 million related to severance, $7.0 million related to asset write-downs, and $0.5 million were for consulting and legal fees. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.3 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the statements of operations.

The Company expects to complete the remaining restructuring activities during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to the term of some severance agreements. Additional restructuring expenses may be necessary as the integration progresses. See Note 6 to the Condensed Consolidated Financial Statement for further discussion of the restructuring plan.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the quarter ended March 31, 2007 were $0.9 million, compared with $0.5 million in the first quarter of 2006, an increase of $0.4 million, or 80.0 percent.

Other Income (Expense)

Interest Expense

Interest expense was $4.6 million for the quarter ended March 31, 2007, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisition of Amazys that occurred during July 2006.

During the first quarter of 2007, the Company incurred $0.2 million of interest expense in connection with the financing of its new corporate headquarters. These costs were capitalized as part of the new facilities cost. See Note 9 for further discussion of the Company’s short and long-term indebtedness.

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
Condition and Results of Operations - continued

Income Taxes

For the quarter ended March 31, 2007 the Company recorded a tax provision of $0.17 million against pre-tax income from continuing operations of $0.38 million, an effective rate of approximately 43 percent. The Company’s rate was negatively impacted by non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

The Company also recorded an income tax benefit of $1.2 million (net of a valuation reserve of $0.9 million) from discontinued operations during the first quarter of 2007. This benefit was generated by the sale of the Labsphere business which resulted in a $6.4 million book gain, but a capital loss for income tax purposes of $6.1 million. The capital loss was attributable to differences between book and tax accounting for goodwill. The Company recorded a valuation reserve in connection with this transaction due to uncertainty over its ability to fully utilize its capital loss positions in a timely manner.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006 (fiscal year 2007). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. Prior to the adoption of FIN 48, the Company had unrecognized tax benefits of $4.9 million. As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of $1.0 million which is offset by tax benefits associated with state taxes and interest deductions of $0.8 million, resulting in a decrease to the December 31, 2006 retained earnings balance of $0.2 million. If the Company should ultimately recognize the total unrecognized tax benefits, $5.1 million (net of federal tax benefits) would favorably affect the effective income tax rate in any future periods.

The Company’s policy is to recognize interest and /or penalties related to income tax matters in income tax expense. At December 31, 2006 the Company had accrued interest and penalties of $0.7 million net of tax. For the quarter ending March 31, 2007, the Company accrued additional interest of $0.1 net of tax.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently the Company is undergoing periodic audit in one foreign tax jurisdiction. It is possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit; however the amount of any payment would be nominal.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded an income tax benefit of $0.02 million against a pre-tax loss from continuing operations of $0.2 million for the three months ended April 1, 2006. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States

The U.S statutory rate for both tax years was 35.0 percent.

Net Income (Loss)

The Company recorded net income from continuing operations of $0.2 million for the first quarter of 2007 compared with a net loss from continuing operations of $0.2 million for the first quarter of 2006. On a per share basis, fully diluted net income (loss) per share from continuing operations was $0.1 and $(0.1) in the first quarter of 2007 and 2006, respectively. Net income for the first quarter of 2007 included the following pre-tax charges: $4.6 million in interest expense related to debt incurred to finance the Amazys acquisition, $2.7 million in amortization of intangibles recorded as part of the Amazys purchase price allocation, and $1.0 million of restructuring expenses. These pre-tax charges total $8.3 million and represent expenses that were not present in the first quarter of 2006.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2006 due to the issuance of 7.2 million shares in the third quarter of 2006 as part of the consideration paid to acquire Amazys, in addition to shares being issued in connection with the Company’s employee stock programs.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended
	March 31, 2007	April 1, 2006	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$(1.5)	$(1.8)	$0.3
Investing activities	10.2	(14.3)	24.5
Financing activities	(9.7)	13.0	(22.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)	—

Net decrease in cash and cash equivalents	(1.1)	(3.2)	2.1
Cash and cash equivalents, beginning of period	12.9	6.5	6.4

Cash and cash equivalents, end of period	$11.8	$3.3	$8.5

Cash, Cash Equivalents and Short-Term Investments

At March 31, 2007, the Company had cash and cash equivalents of $11.8 million, compared with $12.9 million at December 30, 2006, a decrease of $1.1 million. At March 31, 2007, approximately $9.8 million in cash and cash equivalents were held by subsidiaries outside of the United States.

Operating Activities

Net cash used for operating activities was $1.5 and $1.8 million for the first three months of 2007 and 2006, respectively. In 2007, cash provided by operating activities consisted of net income of $7.8 million, offset by non-cash items of $0.3 million and net cash used for operating assets and liabilities of $9.0 million. Significant adjustments for non-cash items included the gain on the sale of Labsphere of $6.4 million and a reduction of deferred income tax liabilities of $1.4 million, off-set by depreciation of $1.8 million and amortization of purchased intangibles of $2.8 million. Significant changes in working capital accounts included increases in inventories of $3.1 million and decreases in other current and non current liabilities of $5.4 million, net of changes related to the Labsphere sale.

In 2006, net cash used for operating activities consisted of net income of $0.2 million adjusted for non-cash items of $2.0 million and net cash used for changes in working capital items of $4.0 million. Significant non-cash items included $1.8 million in depreciation and amortization charges and $0.3 million in share-based compensation expense. The use of operating funds was due to changes in working capital requiring the use of cash, partially offset by a $4.5 million decrease in accounts receivable.

Investing Activities

The most significant components of the Company’s investment activities were (i) sale of business, (ii) capital expenditures, (iii) short-term investment purchases and sales, and (iv) insurance gains and expenses related to the Founders’ Shares Redemption Program.

The Company’s most significant investing activities in the first quarter of 2007 were the sale of Labsphere which provided $14.3 million in proceeds and capital expenditures of $2.7 million.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

Capital expenditures for the first quarter of 2007 were $2.7 million. Included in these expenditures was $1.4 million related to the renovation costs of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan which was placed into service in January 2007. The remaining capital expenditures of $1.3 million were related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland. The Company anticipates capital expenditures for the remainder of 2007 will be approximately $6.7 million, focused on machinery, tooling, and information technology upgrades.

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

At April 1, 2006, the Company had short-term investments of $13.6 million. This portfolio was liquidated in June 2006 to provide funding for the Amazys acquisition.

Financing Activities

The Company’s principal financing activities were the management of short and long term indebtedness incurred in connection with the Amazys acquisition as well as the new corporate headquarters building, issuance of common stock in connection with the Amazys acquisition, exercise of stock options, and shares purchased in the employee stock purchase plan.

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75% with the principal balance due in full in March 2007. On September 14, 2006 the Company entered into an Agreement of Purchase and Sale to sell the Grandville property for $14.0 million (see Corporate Headquarters, below), with a transaction closing anticipated no later than October 2007. In April 2007, the buyer exercised it right to terminate the agreement. The Company has extended the mortgage on the property through December 2007, and is currently reviewing its options with regard to the future of the property.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million and replace the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. At March 31, 2007, interest payments are due quarterly based on the three month LIBOR rate of 5.3475 percent, plus 225 and 500 basis points for the first and second lien facilities, respectively. The Company has entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 10 for further discussion). In addition, the unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. The Company incurred $7.4 million of financing costs in 2006 as part of this transaction.

As of March 31, 2007, the Company had drawn $14.5 million against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s former headquarters and manufacturing facility is repaid in full.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

In September, 2006 the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. The fair value of the interest rate swaps at March 31, 2007 was a liability of $0.6 million, (net of deferred taxes of $0.3 million) and was recorded in both current and long-term other accrued liabilities depending on the expiration date of the underlying instrument. During the quarter ended March 31, 2007, the Company received net interest settlements of $0.1 and the impact of interest accruals on these instruments was not material

The counterparty to all of the Company’s derivative financial instruments is a major financial institution with which the Company also has other financial relationships. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the term of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreements remaining life. The Company does not anticipate non-performance by the counterparty given their high credit ratings, and no material loss would be expected from non-performance by the counterparty.

During the first three months of 2007, the Company issued 179,738 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $1.5 million of cash. In addition, 161,897 shares were granted under the Company’s Restricted Stock Plan and 19,020 shares were issued in connection with the completion of the Amazys acquisition. During the first three months of 2006, the Company issued 17,655 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, generating $0.2 million in cash. In addition, 82,210 shares were granted under the Company’s Restricted Stock plan during the quarter.

On January 8, 2007, the Company announced the Board of Directors decision to suspend payment of its quarterly dividend of $.025 effective immediately. This decision was made to create additional liquidity to speed repayment of borrowings related to the Amazys acquisition and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis. The Company paid quarterly dividends at a rate of $.025 per share in the first quarter of 2006, which required the use of $0.5 million.

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
Condition and Results of Operations - continued

The following table summarizes the aggregate consideration paid for the acquisition, with a reconciliation to the total net assets acquired (in thousands):

Cash consideration for Amazys common shares tendered	$215,787
Transaction costs	9,497

Total cash consideration	225,284
Fair value of X-Rite stock (7,221,458 shares)	81,383

Total acquisition consideration	$306,667

The cash consideration exchanged for Amazys shares consisted of existing cash, the issuance of new debt totaling $205.0 million and cash of $2.1 million derived from the settlement of a derivative financial instrument associated with the transaction. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 million was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sales of these policies, which has been included as a component of Operating Income. At March 31, 2007, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 and 2006 policy years, and no payments have been made through March 31, 2007, relating to the 2007 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is continues to review its options with regard to the future of the remaining policies.

Corporate Headquarters

On February 14, 2006, the Company completed the purchase of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan, for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit which was subsequently refinanced with a mortgage loan on the Company’s former corporate headquarters and manufacturing facility in Grandville, Michigan. This new facility is approximately 375,000 square feet and is located ten miles from the Company’s former headquarters. State and local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. Renovations to the building were substantially completed in January 2007, at which time the Company completed its move to the facility.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations - continued

On September 14, 2006, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) to sell the Grandville facility for $14.0 million. The Agreement provided for an initial earnest money deposit of $100,000 which became non-refundable at the end of the buyer’s initial inspection period, and an additional $100,000 earnest money deposit payable at the end of the initial inspection period, to be held pending the receipt of certain government approvals. Final closing of the sale was based on completion of the Buyer’s inspection and due diligence process as well as granting of governmental approvals related to the future planned usage of the property, but no later than October 22, 2007. In April 2007, the buyer exercised its right to terminate the agreement due to its inability to gain governmental approvals for the planned usage of the property. The buyer forfeited its initial earnest money deposit of $100,000 at termination. The Company is currently reviewing its options with regards to the future of the property.

Discontinued Operations

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (Halma). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture is part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $14.3 million in cash, subject to certain closing adjustments. Proceeds from the sale were used to reduce the principal balance of the Company’s first lien credit facility.

The Company recorded a net gain on the sale of $7.6 million, which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since December 30, 2006.

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

NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely than not” to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted FIN 48 on December 31, 2006. The cumulative effect of adoption decreased retained earnings by $0.2 million. See Note 14 for further discussion of the impact of adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159) The Fair Value Option for Financial Assets and Financial Liabilities, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of SFAS 159 will have on its financial statements.

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

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisition of Amazys. At March 31, 2007, contracts with a notional value of $153.0 million and a fair value of ($0.9) million were outstanding that were designated as cash flow hedges in accordance with SFAS 133. The Company does not trade in financial instruments for speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three month period ended March 31, 2007, no changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

PART II OTHER INFORMATION

Items 1, 1A, 2, and 3 are inapplicable and have been omitted.

Item 4	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

PART II OTHER INFORMATION

Item 6	Exhibits

(a) Exhibit Index

10.1	Change in Control Severance Plan for Senior Executives (filed as exhibit to form 8-k filed with the Securities and Exchange Commission on April 5, 2007 and incorporated here by reference).

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 10, 2007	/s/Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer

May 10, 2007	/s/ Mary E. Chowning
Mary E. Chowning
Executive Vice President and Chief Financial Officer