Form 10-Q
period 2007-06-30
X RITE INC
filed 2007-08-09
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

On August 1, 2007, the number of shares of the registrant’s common stock, par value $.10 per share, outstanding was 29,215,069.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,639	$12,876
Accounts receivable, less allowance of $1,262 in 2007 and $875 in 2006	39,178	40,226
Inventories	32,178	30,165
Deferred income taxes	4,452	4,749
Assets held for sale	11,064	12,081
Derivative financial instruments	16	—
Prepaid expenses and other current assets	7,309	5,378

	109,836	105,475

Property plant and equipment:
Land	2,796	120
Buildings and improvements	24,671	8,333
Machinery and equipment	23,230	28,869
Furniture and office equipment	21,966	18,282
Construction in progress	1,078	26,188

	73,741	81,792
Less accumulated depreciation	(28,777)	(33,232)

	44,964	48,560

Other assets:
Goodwill	186,239	203,101
Other intangibles, net	58,403	64,143
Cash surrender values of founders’ life insurance	21,752	21,377
Capitalized software, net of accumulated amortization of $4,045 in 2007 and $3,075 in 2006	7,387	8,548
Deferred financing costs, net of accumulated amortization of $1,248 in 2007 and $624 in 2006	6,258	6,882
Deferred income taxes	28,433	—
Derivative financial instruments	207	—
Other noncurrent assets	3,637	4,173

	312,316	308,224

	$467,116	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) – Continued

(in thousands)

	June 30, 2007	December 30, 2006
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$13,500	$13,500
Current portion of long-term debt	1,200	1,200
Accounts payable	10,500	10,574
Accrued liabilities:
Payroll and employee benefits	14,743	18,915
Income taxes	5,062	4,759
Deferred income taxes	6,527	—
Interest	1,209	1,283
Other	11,138	12,834

	63,879	63,065
Long-term liabilities:
Long-term debt, less current portion	177,782	190,200
Deferred income taxes	13,856	16,841
Accrued income taxes	3,017	—
Restructuring	2,601	3,729
Long-term compensation and benefits	1,454	1,410
Derivative financial instruments	—	520
Other	685	884

	199,395	213,584
Shareholders’ investment:
Common stock	2,892	2,857
Additional paid-in capital	106,646	100,665
Retained earnings	88,770	79,119
Accumulated other comprehensive income	5,534	2,969

	203,842	185,610

	$467,116	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$60,745	$28,859	$118,462	$56,021

Cost of sales:
Products sold	23,769	11,210	45,522	20,447
Inventory related restructuring charges	9	—	137	—

	23,778	11,210	45,659	20,447

Gross profit	36,967	17,649	72,803	35,574

Operating expenses:
Selling and marketing	13,882	8,740	27,974	17,223
Research, development and engineering	9,692	4,063	18,325	8,647
General and administrative	5,181	4,528	11,559	9,213
Restructuring	868	—	1,731	—
Integration	431	579	1,293	1,132

	30,054	17,910	60,882	36,215

Operating income (loss)	6,913	(261)	11,921	(641)

Interest expense	(4,358)	(28)	(8,970)	(33)
Gain on derivative instruments, net	—	2,175	—	2,175
Gain (loss) on sale of investment	837	(2)	837	(2)
Other, net	52	90	40	318

Income before income taxes	3,444	1,974	3,828	1,817

Income taxes	1,340	874	1,507	851

Net income from continuing operations	2,104	1,100	2,321	966

Discontinued operations
Net income (loss) from operations	—	520	(39)	890
Net gain (loss) on sale	(36)	—	7,596	—

	(36)	520	7,557	890

Net income	$2,068	$1,620	$9,878	$1,856

Basic income per share:
Income from continuing operations	$.07	$.05	$.08	$.05
Discontinued operations
Net income from operations	—	.03	—	.04
Net gain on sale	—	—	.26	—

Net income	$.07	$.08	$.34	$.09

Diluted income per share:
Income from continuing operations	$.07	$.05	$.08	$.05
Discontinued operations
Net income from operations	—	.02	—	.04
Net gain on sale	—	—	.26	—

Net income	$.07	$.07	$.34	$.09

Cash dividends per share	—	$.025	—	$.05

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,878	$1,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,386	1,987
Amortization of intangible assets	7,489	1,666
Amortization of deferred financing costs	624	—
Allowance for doubtful accounts	215	97
Deferred income taxes (credit)	(1,419)	283
Gain on sale of business	(6,367)	—
Gain on sale of investment	(837)	—
Gain on derivative instruments, net	—	(2,175)
Share-based compensation	1,596	707
Excess tax benefit from stock-based compensation	(76)	—
Tax benefit from stock options exercised	342	17
Restructuring (including $84 of amortization)	1,868	—
Other	(77)	(70)
Changes in operating assets and liabilities:
Accounts receivable	2,316	8,964
Inventories	(4,829)	(2,108)
Prepaid expenses and other current assets	(5,692)	(5,143)
Accounts payable	(595)	2,617
Income taxes	3,354	(620)
Other current and non current liabilities	(6,767)	(2,313)

Net cash provided by operating activities	4,409	5,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	—	18,619
Proceeds from maturities of short-term investments	—	—
Purchases of short-term investments	—	(4,310)
Proceeds from sales of property & equipment	548	552
Capital expenditures	(4,486)	(18,007)
Investment in founders life insurance, net	(375)	37
Increase in other assets	(1,614)	(1,431)
Proceeds from sale of business	14,314	—
Acquisitions, net of cash acquired	(600)	—
Other	81	100

Net cash provided by (used for) investing activities	7,868	(4,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt activity, net	—	13,500
Proceeds from issuance of long-term debt	2,500	—
Payment of long-term debt	(14,918)	—
Excess tax benefit from stock-based compensation	76	—
Issuance of common stock	2,780	379
Dividends paid	—	(1,064)

Net cash provided by (used for) financing activities	(9,562)	12,815

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	48	(295)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,763	13,845
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,876	6,496

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,639	$20,341

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2007 and July 1, 2006, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOTE 2—NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). The Company is currently evaluating the provisions of SFAS No. 159, but does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2007	December 30, 2006
Raw materials	$11,183	$13,957
Work in process	4,588	5,297
Finished goods	16,407	10,911

Total	$32,178	$30,165

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

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. On January 31, 2007, the Company completed the compulsory acquisition process under Swiss law whereby each Amazys share that remained outstanding was cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired (in thousands, except share amounts):

Cash consideration for Amazys common shares tendered	$215,787
Transaction costs	9,497

Total cash consideration	225,284
Fair value of X-Rite stock issued (7,240,478 shares)	81,383

Total acquisition consideration	$306,667

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

NOTE 4—ACQUISITIONS - continued

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

Current assets		$76,968
Property, plant and equipment		9,734
Goodwill		177,060
Identifiable intangible assets
Customer relationships (estimated useful lives of 2 – 7 years)	9,963
Trademarks and trade names (estimated useful lives of 6.5 years)	4,410
Technology and patents (estimated useful lives of 3 – 9.5 years)	51,695
Covenants not to compete (estimated useful life of 2 years)	898
Acquired in-process research and development (“IPR&D”)	11,107

Total intangible assets		78,073
Deferred income tax assets		18,376
Other assets		2,798

Total assets acquired		363,009

Current liabilities		(34,225)
Long-term liabilities		(22,117)

Total liabilities assumed		(56,342)

Net assets acquired		$306,667

As part of the purchase price allocation, an adjustment of $4.9 million was recorded to reflect the fair value of inventory at the date of the acquisition. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of sales during the quarter ended September 30, 2006.

The identifiable intangible assets are being amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 7 years. The acquired IPR&D intangible assets of $11.1 million were written off at the date of acquisition as technological feasibility had not been established and no future alternative uses existed. The value of the IPR&D was determined utilizing the income approach by determining cash flow projections related to the projects.

As of June 30, 2007, the Company had completed its analysis of the income tax matters and elections related to the Amazys acquisition and has determined to what extent deferred income taxes need to be established for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. At December 30, 2006, the Company identified $23.5 million of deferred income tax liabilities which were recorded in purchase accounting. The Company decreased deferred income tax liabilities by $2.3 million during the quarter ended June 30, 2007 as a result of finalization of purchase accounting. In addition, the Company identified and recorded deferred income tax assets of $18.5 million during the quarter ended June 30, 2007 which decreased goodwill. These adjustments brought the net deferred income tax liability acquired to $2.7 million.

In connection with the Amazys acquisition and as part of the purchase price allocation, the Company recorded liabilities of $4.7 million related to involuntary terminations and relocation of certain Amazys employees, and $1.5 million related to facility closure costs.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 4—ACQUISITIONS - continued

The following unaudited pro forma information assumes the Amazys acquisition occurred as of the beginning of the period presented. The pro forma information contains the actual combined operating results of X-Rite and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the effect of adjusting inventory to fair value as part of the purchase price allocation, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The Company recognized a charge of $11.1 million related to the immediate write off of acquired in-process R&D, as well as a charge of $4.9 million related to inventory valuation adjustments. These charges have been included in the pro forma periods presented as if the write-off occurred at the beginning of these periods. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

	Three Months Ended July 1, 2006 (1)	Six Months Ended July 1, 2006(2)
Net sales	$57,552	$111,767
Net loss	(21,328)	(25,662)
Basic loss per share	$(0.75)	$(0.90)
Diluted loss per share	$(0.75)	$(0.90)
(1)	Included in the second quarter 2006 pro-forma results were $4.2 million of acquisition related costs incurred prior to the acquisition.
(2)	Included in the second quarter year to date 2006 pro-forma results were $7.4 million of acquisition related costs incurred prior to the acquisition.

NOTE 5—RESTRUCTURING AND INTEGRATION

Restructuring

During the second quarter of 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of 67 employees, all of which have been completed as of June 30, 2007, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions include approximately $6.0 million related to the former CEO’s estimated contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs since the acquisition, $6.3 million was classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the Consolidated Statements of Operations.

The Company expects to complete the remaining restructuring activities during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to some severance agreements. Additional restructuring expenses may be necessary as the integration progresses.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND INTEGRATION - continued

The following table summarizes the expected, incurred and remaining costs for these restructuring plans (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Expected costs as of December 30, 2006	$9,204	$6,976	$1,575	$462	$18,217
Change in expected restructuring costs	1,255	86	(1,404)	206	143

Expected costs as of June 30, 2007	10,459	7,062	171	668	18,360
Costs accrued – through December 30, 2006	(8,895)	(6,843)	—	(407)	(16,145)
Costs accrued – six months ended June 30, 2007	(1,503)	(137)	(171)	(56)	(1,867)

Remaining estimated costs at June 30, 2007	$61	$82	$—	$205	$348

The remaining estimated asset write down costs represent capitalized software amortization to be taken through the date the related products will be discontinued.

The following table summarizes the severance accrual balances and utilization for 2007 restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 30, 2006	$6,516	$—	$—	$—	$6,516
Charges incurred	805	129	—	57	991
Amounts paid or utilized	(2,250)	(129)	—	(57)	(2,436)

Balance at March 31, 2007	$5,071	$—	$—	$—	$5,071
Charges incurred	698	8	171	(1)	876
Amounts paid or utilized	(589)	(8)	$(171)	1	(767)

Balance at June 30, 2007	$5,180	$—	$—	$—	$5,180

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and six month periods ended June 30, 2007 totaled $0.4 million and $1.3 million, respectively. Integration costs for the three and six month periods ended July 1, 2006 totaled $0.6 million and $1.1 million, respectively.

NOTE 6—DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company classifies a business component that has been disposed of as a discontinued operation, if the cash flow of the component has been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—DISCONTINUED OPERATIONS - continued

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (“Halma”). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture is part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $14.3 million in cash, subject to certain closing adjustments. Proceeds from the sale were used to reduce the principal balance of the Company’s first lien credit facility.

The Company recorded a net gain on the sale of $7.6 million during the quarter ended March 31, 2007 which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. In accordance with SFAS 144, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore, all of the Company’s interest expense is included within continuing operations.

The components of the income (loss) from discontinued operations are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$—	$3,113	$793	$5,971

Income (loss) from operations before income taxes	$—	$871	$(52)	$1,411
Income tax expense (benefit)	—	351	(13)	521

Income (loss) from operations	$—	$520	$(39)	$890

Gain (loss) on disposal	$(48)		$6,367
Income tax benefit on disposal	12		1,229

Net gain (loss) on disposal	$(36)		$7,557

There were no assets or liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheets as of June 30, 2007. The assets and liabilities of Labsphere have not been reclassified for fiscal 2006. In addition, the Condensed Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not disclosed separately in any period presented.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the six months ended June 30, 2007, consisted of the following (in thousands):

December 30, 2006	$203,101
Acquisition purchase price adjustments	(16,900)
Foreign currency adjustments	38

June 30, 2007	$186,239

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. In 2007, as a result of changes to the Amazys purchase price allocation, goodwill was decreased by $16.9 million. See Note 6 for further discussion of the Amazys acquisition.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS - continued

The following is a summary of changes in intangible assets for the six months ended June 30, 2007 (in thousands):

	December 30, 2006	Additions	Amortization	Dispositions	Foreign Currency Adjustments	June 30, 2007
Technology and patents	$48,141	$—	$(3,890)	$(86)	$(1)	$44,164
Customer relationships	11,020	—	(1,100)	—	—	9,920
Trademarks and trade names	4,121	—	(353)	—	(1)	3,767
Covenants not to compete	861	—	(294)	(10)	(5)	552

Total	$64,143	$—	$(5,637)	$(96)	$(7)	$58,403

During the quarter ending March 31, 2007, $0.1 million in intangible assets were written-off in connection with the sale of Labsphere (see Note 6 for further discussion of the sale of Labsphere).

Estimated amortization expense for intangible assets as of June 30, 2007, for each of the succeeding years is as follows (in thousands):

Remaining 2007	$5,623
2008	10,563
2009	9,398
2010	8,948
2011	8,948

NOTE 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75 percent. The principal balance was initially due in full in March 2007, but during March 2007, the Company extended the mortgage to December 2007 subject to the same terms and conditions as the original mortgage. On September 14, 2006, the Company entered into an Agreement of Purchase and Sale to sell its former headquarters for $14.0 million with a transaction closing anticipated to occur no later than October 2007. In April 2007, the buyer exercised its right to terminate the agreement. The Company is currently reviewing its options with regard to the future of the property.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million, and replaces the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. At June 30, 2007, interest payments are due quarterly based on the three month LIBOR rate of 5.360 percent, plus 225 and 500 basis points for the first and second lien facilities, respectively. The Company has entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 9 for further discussion). In addition, the unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT - continued

As of June 30, 2007, the Company has drawn $13.5 million against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s former headquarters and manufacturing facility is repaid in full.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of June 30, 2007.

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swaps

In September 2006, the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, in shareholders investment, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. In June 2007, a swap agreement with a notional value of $24.9 million expired and has not been replaced. The fair value of the remaining interest rate swaps at June 30, 2007 was an asset of $0.2 million and was recorded in both current and long-term other assets, depending on the expiration date of the underlying instrument. During the six months ended June 30, 2007, the Company received net interest settlements of $0.1 million and the impact of interest accruals on these instruments was not material.

At June 30, 2007, contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate
June, 2008	32,500	5.360%	5.2600%
June, 2009	42,500	5.360%	5.1880%
June, 2010	53,100	5.360%	5.1880%

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

NOTE 10—SHARE-BASED COMPENSATION

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

There were no options granted during the three months ended July 1, 2006. The Company used the following assumptions in valuing employee options granted during the three and six months ended June 30, 2007 and the six months ended July 1, 2006:

	Three Months Ended June 30, 2007	Six Months Ended
		June 30, 2007	July 1, 2006
Dividend yield	0%	0%	1.0%
Volatility	54%	54%	57 – 58%
Risk - free interest rates	4.6 – 4.8%	4.5 – 4.8%	4.5 – 4.7%
Expected term of options	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and July 1, 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock options	$542.3	$291.6	$896.9	$462.3
Restricted stock	398.5	82.4	614.1	129.5
Employee stock purchase plan	12.5	15.2	22.7	36.4
Cash bonus conversion plan	31.6	47.1	62.4	94.1

	984.9	436.3	1,596.1	722.3
Accelerated vesting related to restructuring activities	36.4	—	603.4	—

Total share-based compensation expense	$1,021.3	$436.3	$2,199.5	$722.3

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of June 30, 2007, there was unrecognized compensation cost for non-vested share-based compensation of $3.3 million related to options and $1.7 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 2.10 and 1.87 years, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—EMPLOYEE BENFIT PLANS

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

The last actuarial valuation was carried out as of December 31, 2006. Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Service cost	$566	$1,132
Interest	165	330
Expected return on plan assets	(262)	(524)
Less contributions paid by employees	(191)	(382)

Net periodic pension cost	$278	$556

The Company is currently evaluating what additional contributions if any will be made to the pension plan during the remainder of 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (“EPS”) (in thousands, except per shares amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Income
Net income from continuing operations	$2,104	$1,100	$2,321	$966
Discontinued operations
Net income (loss) from operations	—	520	(39)	890
Net gain (loss) on sale	(36)	—	7,596	—

Net income	$2,068	$1,620	$9,878	$1,856

Weighted-Average Common Shares Outstanding
Basic	28,839	21,343	28,751	21,251
Diluted	29,265	21,642	29,119	21,532

Basic Earnings Per Share
Net income from continuing operations	$.07	$.05	$.08	$.05
Discontinued operations
Net income from operations	—	.03	—	.04
Net gain on sale	—	—	.26	—

Net income	$.07	$.08	$.34	$.09

Diluted Earnings Per Share
Net income from continuing operations	$.07	$.05	$.08	$.05
Discontinued operations
Net income from operations	—	.02	—	.04
Net gain on sale	—	—	.26	—

Net income	$.07	$.07	$.34	$.09

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,163,000 and 1,256,000, respectively, for the three month and six month periods ended June 30, 2007 and 1,293,000 and 1,295,000, respectively, the similar periods of 2006.

NOTE 13—INCOME TAXES

The Company recorded a tax provision of $1.3 million and $1.5 million against pre-tax income from continuing operations of $3.4 million and $3.8 million, for the three and six month periods ended June 30, 2007, respectively. The effective tax rate for the quarter and year to date provisions was 38.9 and 39.4 percent, respectively. The Company’s effective tax rate was adjusted in the second quarter of 2007 to reflect changes in annual estimates related to income in lower tax jurisdictions, the effect of non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

The Company also recorded an income tax benefit of $1.2 million (net of a valuation reserve of $0.9 million) from discontinued operations during the first quarter of 2007. This benefit was generated by the sale of the Labsphere business which resulted in a $6.4 million book gain, but a capital loss for income tax purposes of $5.8 million. The capital loss was attributable to differences between book and tax accounting for goodwill. The Company recorded a valuation reserve in connection with this transaction due to uncertainty over its ability to fully utilize its capital loss positions in a timely manner.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 13—INCOME TAXES - continued

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 31, 2006 (fiscal year 2007). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. Prior to the adoption of FIN 48, the Company had unrecognized tax benefits of $4.9 million. As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of $1.0 million which is offset by tax benefits associated with state taxes and interest deductions of $0.8 million, resulting in a decrease to the December 31, 2006 retained earnings balance of $0.2 million. If the Company should ultimately recognize the total unrecognized tax benefits, $5.1 million (net of federal tax benefits) would favorably affect the effective income tax rate in any future periods.

The Company’s policy is to recognize interest and /or penalties related to income tax matters in income tax expense. At December 31, 2006 the Company had accrued interest and penalties of $0.7 million net of associated tax benefits. For the three and six month periods ended June 30, 2007, the Company accrued additional interest of $0.1 and $0.2 million respectively, net of associated tax benefits.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently the Company is undergoing a periodic audit in one foreign tax jurisdiction. It is possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of this audit; however the amount of any payment is not anticipated to be material.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded income tax expense of $0.9 million against pre-tax income from continuing operations of $2.0 million and $1.8 million, respectively, for the three and six month periods ended July 1, 2006, respectively. The effective income tax rate for the three month and six month periods were 45.0 and 50.0 percent respectively. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 14—COMPREHENSIVE INCOME

Comprehensive income consists of net income, foreign currency translation adjustments and gain or loss on the fair value of derivative instruments. Comprehensive income was $3.0 and $12.4 million, respectively, for the three month and six month periods ended June 30, 2007 and $2.1 and $2.5 million, respectively, for the three and six month periods ended July 1, 2006.

NOTE 15—FOUNDERS’ STOCK REDEMPTION AGREEMENTS AND RELATED LIFE INSURANCE POLICIES

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 15—FOUNDERS’ STOCK REDEMPTION AGREEMENTS AND RELATED LIFE INSURANCE POLICIES - continued

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At June 30, 2007, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 and 2006 policy years, and no payments have been made through June 30, 2007, relating to the 2007 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is presently reviewing its options with regard to the future of the remaining policies.

NOTE 16—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 150,000 British Pounds, or approximately $0.3 million, as of June 30, 2007.

The Company’s product warranty reserves were nominal.

NOTE 17—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

Second Quarter Highlights:

•	Net sales from continuing operations totaled $60.7 million

•	Operating income from continuing operations increased 109 percent to $6.9 million

•	Amazys integration remains significantly ahead of timetable, with cost savings of $16.8 million achieved during twelve months of combined operations

•	Sales backlog remained strong at the end of June 2007

•	Successful launch of Personal Designer 1.0 visualization software for architectural paint color selection

The Company reported second quarter 2007 net sales from continuing operations of $60.7 million compared with $32.0 million in the year-earlier period on a stand-alone basis. Gross margins were 61.0 percent, down slightly from 61.2 percent in the second quarter of 2006. Operating income totaled $6.9 million and included $4.0 million in acquisition and restructuring related charges related to the Amazys acquisition. The Company reported net income of $2.1 million or $0.07 per diluted share, versus $1.6 million or $0.07 per diluted share for the same period in 2006. Prior year stand-alone results included $3.1 million of net sales and $0.5 million of net income from Labsphere, Inc., an X-Rite subsidiary sold in February 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-Date Results

Year to date net sales from continuing operations was $118.5 million, versus $62.0 million for the same period of 2006 on a stand-alone basis. Gross margins were 61.5 percent. Operating income totaled $12.0 million and included $8.4 million in acquisition and restructuring related charges. The Company reported net income of $9.9 million, or $0.34 per diluted share. Net income from continuing operations was $2.3 million, or $0.08 per diluted share. Prior year stand-alone results included $6.0 million of net sales and $0.9 million of net income from Labsphere, Inc.

The second quarter and year to date results included the following charges related to the Amazys acquisition and restructuring expenses:

Description	Statement of Operations Caption	2007 Q2	2007 YTD
Product line integration related write-offs	Cost of goods sold	$0.0 million	$0.1 million
Amortization of Amazys related intangibles	Operating expenses	2.7 million	5.3 million
Integration and restructuring costs	Operating expenses	1.3 million	3.0 million

Total pre-tax charges related to Amazys acquisition		$4.0 million	$8.4 million

RESULTS OF OPERATIONS

The following discussion of the Company’s three and six month results of continuing operations excludes the results related to the Labsphere business, which have been segregated from continuing operations and reflected as discontinued operations for all periods presented.

The following table summarizes the results of the Company’s operations for the three and six month periods ended June 30, 2007, and July 1, 2006 (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
Net sales	$60.7	100.0%	$28.9	100.0%	$118.5	100.0%	$56.0	100.0%
Cost of sales:
Products sold	23.7	39.0	11.2	38.8	45.5	38.4	20.4	36.4
Restructuring charges	—	—	—	—	0.1	0.1	—	—

Gross profit	37.0	61.0	17.7	61.2	72.9	61.5	35.6	63.6

Operating expenses	30.1	49.6	18.0	62.2	60.9	51.4	36.2	64.6

Operating income (loss)	6.9	11.4	(0.3)	(1.0)	12.0	10.1	(0.6)	(1.0)

Interest expense	(4.4)	(7.2)	—	—	(9.0)	(7.6)	—	—
Gain on derivative instruments (net)	—	—	2.2	7.6	—	—	2.2	3.9
Gain on sale of investments (net)	0.8	1.4	—	—	0.8	0.7	—	—
Other income	0.1	0.0	0.1	0.3	—	—	0.3	0.5

Income before tax	3.4	5.6	2.0	6.9	3.8	3.2	1.9	3.4

Income tax	1.3	2.1	0.9	3.1	1.5	1.2	0.9	1.6

Net income from continuing operations	2.1	3.5	1.1	3.8	2.3	2.0	1.0	1.8

Discontinued operations:
Net income from operations	—	—	0.5	1.7	—	—	0.9	1.6
Net gain on sale	—	—	—	—	7.6	6.4	—	—

Net income	$2.1	3.5%	$1.6	5.5%	$9.9	8.4%	$1.9	3.4%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Sales

On July 5, 2006, the Company acquired Amazys Holding AG, a primary competitor in key markets. The Company has a comprehensive plan to integrate the operations of the two Companies which includes:

•	Consolidation of product lines

•	Consolidation of global sales and marketing functions

•	Elimination of duplication in engineering and general and administrative functions

As a result of executing this comprehensive integration plan various Amazys operations have been integrated into the operations of X-Rite as of June 30, 2007 and included in the sales attributable to X-Rite for periods presented. Due to the results of Amazys financial information not being included in the consolidated results during the first six months of 2006 (i.e., prior to the date of acquisition) and the execution of this comprehensive integration plan, comparability on a period to period basis is limited.

Consolidated

Net sales for the three and six month periods ended June, 30, 2007 were $60.7 million and $118.5 million, respectively, an increase of $31.9 million and $62.5 million, respectively, as compared to the same periods in 2006. On a percentage basis the three and six month increases were 110.5 and 111.5 percent, as compared to the 2006 results. These increases were primarily the result of the acquisition of Amazys, sales for which have been included in the Company’s financial statements since the acquisition date, (July 5, 2006). Amazys accounted for approximately $22.9 million and $46.7 million in net sales for the three and six month ended June 30, 2007, respectively. Excluding the Amazys related sales, the Company’s net sales increased $9.0 million, or 31.1 percent, and $15.8 million, or 28.2 percent, for the three and six months periods ended June 30, 2007 respectively, as compared to the similar periods in 2006.

A key component of the integration plan for the Amazys acquisition involves consolidating the Companies’ product lines and sales operations. This process includes elimination of certain overlapping products during the next one to two years and combining of sales forces in most geographic regions. As such, the relative sales of products from each Company may shift over comparable reporting periods.

The Company experienced net sales growth in 2007 as compared to 2006, in all of the primary regions of the world where it conducts business. Net sales in North America for the three and six month periods ended June 30, 2007, increased $6.6 million and $12.0 million, respectively, or 44.6 percent and 41.1 percent, versus comparable periods in 2006. Approximately $1.5 million and $3.2 million of the aforementioned increases were attributable to incremental sales related to Amazys products. The Amazys North American sales activities were transferred to X-Rite in the latter half of 2006 in connection with the Company’s product integration plan which also accounts for a portion of the North American sales growth recorded by X-Rite in 2007. Net sales in Europe for the three and six month periods ended June 30, 2007, increased $18.3 million and $36.6 million, respectively, or 244.0 percent and 250.1 percent, respectively, as compared to the same periods in 2006. These gains are attributable to the impact of the Amazys sales, which totaled approximately $17.9 million and $36.4, for the three and six month periods ended June 30, 2007, respectively. Net sales in Asia Pacific for the three and six month periods ended June 30, 2007, increased $6.3 million and $12.8 million, or 114.1 percent and 128.8 percent, respectively, versus comparable periods in 2006. Amazys contributed approximately $3.5 million and $6.9 million of sales for the three and six month periods respectively, in the Asia Pacific. Net sales in Latin America were flat for both the three and six month periods ended June, 30, 2007, when compared to the similar periods in 2006.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $1.0 million, or 1.6 percent, favorable effect on second quarter 2007 net sales, and a $2.7 million, or 2.3 percent, favorable effect on year to date sales for the period ending June 30, 2007 as compared to the same periods in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Sales By Product Line

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Imaging and Media, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the three and six months ended June 30, 2007 and July 1, 2006 (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
Imaging and Media	$34.8	57.3%	$13.7	47.4%	$70.3	59.3%	$26.6	47.5%
Industrial	15.3	25.2	7.8	27.0	29.1	24.6	15.4	27.5
Retail	6.7	11.0	5.5	19.0	12.2	10.3	11.0	19.6
Light	1.5	2.5	0.8	2.8	2.2	1.8	0.9	1.6
Other	2.4	4.0	1.0	3.8	4.7	4.0	2.1	3.8

Total	$60.7	100.0%	$28.9	100.0%	$118.5	100.0%	$56.0	100.0%

Imaging and Media

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the three months ended June 30, 2007, the Imaging and Media products group recorded sales of $34.8 million compared to $13.7 million for the same period in 2006, an increase of $21.1 million, or 154.0 percent. The increase consisted of $17.7 million of incremental sales resulting from the Amazys acquisition and $3.4 million in increased sales by X-Rite. For the six month period ended June 30, 2007, Imaging and Media net sales increased $43.7 million, or 164.3 percent, compared with the similar period in 2006. This increase consisted of $35.8 million related to Amazys product sales since the acquisition and a $7.9 million increase in X-Rite media sales. As Amazys’ sales operations in North America have been integrated into those of X-Rite, sales attributable to X-Rite includes sales of former Amazys color measurement products.

On a product line basis, Imaging sales were $16.2 million and $32.9 million for the three and six month periods ended June 30, 2007, respectively, compared to $5.7 million and $11.6 million respectively, for the comparable periods in 2006, an increase of $10.5 million and $21.3 million for quarter and year to date periods respectively, as compared to 2006. On a percentage basis these increases were 184.2 and 183.6 percent respectively as compared to the similar periods in 2006. Media sales were $18.6 million and $37.4 million for the three and six month periods ended June 30, 2007, respectively, compared to $8.0 million and $15.0 million respectively, for the comparable periods in 2006, an increase of $10.6 million and $22.4 million for quarter and year to date periods respectively, as compared to 2006. On a percentage basis these increases were 132.5 and 149.3 percent, respectively, as compared to the similar periods in 2006. Strong sales to OEM’s and large customers have been the catalyst for much of the sales increases in 2007 reported by both categories and has offset some weakness noted in the channel business. Sales results also benefited from the completion of the product line rationalization and integration process and favorable foreign exchange rates.

Imaging and Media product sales increased in all of the primary regions of the world, where the Company conducts its operations. Net sales in Europe increased $13.4 and $26.1 million for the three and six month periods ended June 30, 2007, respectively, compared with the similar periods in 2006. These increases were driven by $13.3 million and $27.2 million of sales of Amazys product on a quarter and year to date basis, respectively. Net sales in North America increased $2.9 and $6.8 million for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. These increases included $0.7 million and $1.1 million of sales of Amazys product for the three and six month periods, respectively. Net sales in Asia increased $3.0 million and $7.1 million on a quarter and year to date basis. These increases were driven by $2.4 million and $4.9 million of sales of Amazys product on a quarter and year to date basis, respectively. These gains were offset by decreases of X-Rite sales in Europe of $0.1 million and $1.1 million for the three and six month periods compared to 2006. Net sales in Latin America were flat for the three and six month periods ended June 30, 2007 versus comparable periods in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Industrial

The Industrial products group provides color measurement solutions for the quality control, process control, and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Net Industrial sales were $15.3 million and $29.1 million for the three and six month periods ended June 30, 2007, respectively, compared to $7.8 million and $15.4 million respectively, for the comparable periods in 2006, an increase of $7.5 million and $13.7 million for quarter and year to date periods respectively, as compared to 2006. On a percentage basis these increases were 96.2 and 89.0 percent respectively, as compared to the similar periods in 2006. Industrial sales attributable to the Amazys entities were $3.4 million and $7.2 million for the quarter and year to date periods in 2007, respectively. Industrial sales by the X-Rite entities increased by $4.4 million and $6.5 million on a quarterly and year to date basis in 2007, respectively, as compared to the same periods in 2006. As previously noted, the Amazys’ sales operations in North America have been integrated into X-Rite and as a result certain X-Rite sales in 2007 include sales of former Amazys color measurement products. In addition to sales growth attributable to Amazys products and accounts, the Industrial category has benefited from growth in the European auto refinishing market, and new business in the retail textile market. These gains were tempered by softness in traditional supply chain markets due to timing issues and hesitation tied to completion of the Company’s planned new products and product integration plans.

Geographically, Industrial sales increased in all primary regions of the world in which the Company conducts operations. Net sales in North America increased $1.5 million and $2.5 million, respectively, on a quarter and year to date basis compared with 2006 sales. Net sales in Europe increased $2.0 and $3.6 million on a quarter and year to date basis, respectively, compared with 2006, driven by $1.9 million and $3.6 million of sales of Amazys product on a quarter and year to date basis, respectively. Net sales in Asia Pacific increased $2.1 million and $4.0 million, respectively, for the second quarter and year to date periods of 2007 compared with 2006.

Retail

The Retail products group markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants and paint retailers and paint manufacturers. Net sales were $6.7 and $12.2 million for the three and six months periods ended June 30 2007, respectively, an increase of $1.2 million, or 21.8 percent, for the second quarter and $1.2 million, or 10.9 percent, for the year to date period as compared with 2006. These increases are primarily attributable to the continued development of the European market which increased $1.0 and $2.0 million for the three and six month periods in 2007, respectively, as compared to the same periods in 2006. As a percentage of sales the European sales increases were 141.1 and 168.8 percent for the quarter and year to date as compared to the same periods in 2006. Net sales in North America sales increased $0.1 million, or 2.6 percent, and decreased $1.0 million, or 11.9 percent, respectively, for the three and six month periods ending June 30, 2007 as compared with the same periods in 2006 reflecting continued softness in the North American new housing and home improvement markets. Retail product sales from the former Amazys retail line had a nominal impact on 2007 sales.

Light

X-Rite services the light measurement markets through its Optronik and On-line subsidiaries. These subsidiaries provide integrated spheres and systems in an array of measurement and processing applications. Light sales increased $0.7 million and $1.3 million, or 46.7 percent and 144.4 percent, on a quarter and year to date basis, respectively, compared with 2006. The increase was primarily attributable to the acquisition of Amazys’ light business.

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

Other

The Company’s product lines denoted as Other consist of two primary categories, Biodiagnostics and Color Services. The Biodiagnostics category provides products and services to the medical and dental industries and Color Services provides customer and end user training and support services. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. The dental product line provides matching technology to the cosmetic dental industry thorough X-Rite’s ShadeVision systems.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Sales for the three and six month periods ending June 30, 2007 were $2.4 million and $4.7 million, respectively, compared to $1.0 million and $2.1 million respectively for the comparable periods in 2006, increases of $1.4 million and $2.6 million, respectively. On a percentage basis the increases were 58.3 percent and 123.8 percent for the quarterly and year to date comparisons. The Color Services division was acquired as part of the Amazys transaction in July 2006 and hence there were no color services sales for comparable periods of 2006. Biodiagnostics net sales were flat for the three and six month periods ended June 30, 2007 versus comparable periods in 2006.

Cost of Sales and Gross Profit

Gross profit for three month period ended June 30, 2007 was $37.0 million, or 61.0 percent of sales, compared with $17.7 million, or 61.2 percent of sales, for the comparable period in 2006. For the six month period ended June 30, 2007, gross profit was $72.9 million, or 61.5 percent of sales, compared with $35.6 million, or 63.6 percent of sales, for the same period in 2006.

The 2007 second quarter gross profit was favorably impacted by refunds of previously expensed value added taxes in Europe totaling $1.5 million. These refunds were subject to verification by the related governmental jurisdictions and not reasonably assured in prior periods. These benefits were offset by lower margins on the Amazys products which typically have been 4 to 8 percent lower than X-Rite’s, increased freight costs, and expenses associated with integrating the manufacturing processes between X-Rite and Amazys. The gross profit for the six month period ended June 30, 2007 was additionally favorably impacted by a $1.6 million incremental billing for non-recurring engineering work performed for a Media customer in the first quarter of 2007.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
Selling and marketing	$13.9	23.0%	$8.7	30.2%	$28.0	23.6%	$17.2	30.7%
Research, development and engineering	9.7	16.0	4.1	14.2	18.3	15.5	8.7	15.5
General and administrative	5.2	8.5	4.5	15.6	11.5	9.7	9.2	16.4
Restructuring	0.9	1.4	—	—	1.8	1.5	—	—
Integration	0.4	0.7	0.6	2.1	1.3	1.1	1.1	2.0

Total	$30.1	49.6%	$17.9	62.1%	$60.9	51.4%	$36.2	64.6%

A key component of the integration plan for the Amazys acquisition involves consolidating virtually all aspects of the operating expense structure. This process includes the elimination of operating locations and redundant processes, as well as personnel reductions. As a result, the relative expenses from each company may shift.

Selling and Marketing

Selling and marketing expenses for the second quarter and year to date 2007 increased by $5.2 million, or 59.8 percent and $10.8 million or 62.8 percent respectively, compared to the same periods in 2006. Both the quarterly and year-to-date increases are attributable to incremental costs associated with the Amazys acquisition, increases in compensation costs driven by the growth in sales and increased facilities costs related to the Company’s new headquarters. The Amazys related costs include $4.8 and $10.0 million of direct costs and amortization of acquisition related intangible costs for the quarter and year-to-date periods as compared to the comparable periods in 2006. As a percentage of sales, Selling and Marketing expenses decreased on a quarterly basis from 30.2 percent to 23.0 percent as compared to 2006, and on a year to date basis from 30.7 percent to 23.6 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research, Development and Engineering

Research, development and engineering (“RD&E”) expenses for the second quarter and year to date 2007 increased by $5.6 million, or 136.4 percent, and $9.6 million or 110.6 percent respectively, compared to the same periods in 2006. Both the quarterly and year-to-date increases are primarily attributable to incremental costs associated with the addition of the Amazys RD&E employees and amortization of acquisition related intangible assets. Additional costs associated with the Amazys acquisition for the three and six month periods ended June 30, 2007 represented $3.8 million and $6.9 million, respectively. Increases associated with incremental amortization expenses related to acquired intangible assets for the three and six month periods ended June 30, 2007 represented $1.7 million and $3.4 million, respectively. These increases were partially off-set by decreased outside consulting costs and reduced employee costs, which reflect the on-going integration of the Companies’ engineering staffs.

General and Administrative

General and Administrative (“G&A”) expenses for the second quarter and year to date 2007 increased by $0.7 million, or 15.1 percent, and $2.3 million or 25.0 percent respectively, compared to the same periods in 2006. Both the quarterly and year-to-date increases in 2007 were attributable to added costs associated with Amazys operations, which totaled approximately $1.5 million and $2.9 million, respectively, and amortization of acquisition related intangible assets of $0.3 million and $0.6 million, respectively. Excluding the incremental costs related to the Amazys acquisition G&A expenses for the second quarter and year to date 2007 would have decreased $1.1 million and $1.2 million compared to the same periods in 2006.

Restructuring

During the first two quarters of 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes workforce reductions of 67 employees, all of which has been completed as of June 30, 2007, facility closures of approximately 14,000 square feet, various asset write-downs, and other restructuring charges related to consulting and legal fees. Total restructuring charges related to this plan are estimated to be $18.4 million. The Company has incurred $18.0 million of these costs as of June 30, 2007 of which $0.9 million and $1.8 million were recognized during the second quarter and year to date ended June 30, 2007, respectively. Included in the Company’s total restructuring charges incurred to date are $10.5 million related to severance, $7.0 million related to asset write-downs, $0.2 million in facility closing costs, and $0.7 million were for consulting and legal fees. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.4 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses on the statements of operations.

The Company expects to complete the remaining restructuring activities during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to the term of some severance agreements. Additional restructuring expenses may be necessary as the integration progresses. See Note 5 to the Condensed Consolidated Financial Statement for further discussion of the restructuring plan.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, corporate structuring, culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and six month periods ended June 30, 2007 totaled $0.4 million and $1.3 million, respectively. Integration costs for the three and six month periods ended July 1, 2006 totaled $0.6 million and $1.1 million, respectively.

Other Income (Expense)

Interest Expense

Interest expense was $4.4 million and $9.0 million for the three and six months ended June 30, 2007, respectively. Interest expense was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisition of Amazys that occurred July 5, 2006. See Note 8 for further discussion of the Company’s short and long-term indebtedness. Interest expense for the comparable periods in 2006 was not significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Other income

Other income consists of investment gains on investment activity, investment income, and losses from foreign exchange transactions. The Company’s investment portfolio was liquidated in June 2006, to provide funding for the Amazys acquisition. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

During the second quarter of 2007 an investment held by the Company’s former venture capital firm, XR Ventures (“XRV”), which had previously been written off, was sold. Proceeds from the transaction for the XRV interest in this investment were received in the form of restricted stock of a publicly traded company which was valued at $0.8 million at the date of sale. The restriction on the stock will lift in the second quarter of 2008. The Company could also receive additional shares in this transaction upon finalization of certain acquisition contingencies. The value of these shares, if any, is not expected to be significant.

Income Taxes

The Company recorded a tax provision of $1.3 million and $1.5 million against pre-tax income from continuing operations of $3.4 million and $3.8 million, for the three and six month periods ended June 30, 2007, respectively. The effective tax rate for the quarter and year to date provisions was 38.9 and 39.4 percent, respectively. The Company’s effective tax rate was adjusted in the second quarter of 2007 to reflect changes in annual estimates related to income in lower tax jurisdictions, the effect of non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

The Company also recorded an income tax benefit of $1.2 million (net of a valuation reserve of $0.9 million) from discontinued operations during the first quarter of 2007. This benefit was generated by the sale of the Labsphere business which resulted in a $6.4 million book gain, but a capital loss for income tax purposes of $5.8 million. The capital loss was attributable to differences between book and tax accounting for goodwill. The Company recorded a valuation reserve in connection with this transaction due to uncertainty over its ability to fully utilize its capital loss positions in a timely manner.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 31, 2006 (fiscal year 2007). FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. Prior to the adoption of FIN 48, the Company had unrecognized tax benefits of $4.9 million. As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of $1.0 million which is offset by tax benefits associated with state taxes and interest deductions of $0.8 million, resulting in a decrease to the December 31, 2006 retained earnings balance of $0.2 million. If the Company should ultimately recognize the total unrecognized tax benefits, $5.1 million (net of federal tax benefits) would favorably affect the effective income tax rate in any future periods.

The Company’s policy is to recognize interest and /or penalties related to income tax matters in income tax expense. At December 31, 2006 the Company had accrued interest and penalties of $0.7 million net of associated tax benefits. For the three and six month periods ended June 30, 2007, the Company accrued additional interest of $0.1 and $0.2 million respectively, net of associated tax benefits.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently the Company is undergoing a periodic audit in one foreign tax jurisdiction. It is possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of this audit; however the amount of any payment is not anticipated to be material.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company recorded income tax expense of $0.9 million against pre-tax income from continuing operations of $2.0 million and $1.8 million, respectively, for the three and six month periods ended July 1, 2006, respectively. The effective income tax rate for the three month and six month periods were 45.0 and 50.0 percent respectively. The provision calculations were negatively impacted by the expiration of federal research and development tax credits as well as a reduction in tax benefits associated with product sales outside of the United States.

The U.S statutory rate for both tax years was 35.0 percent.

Net Income

The Company recorded net income from continuing operations of $2.1 million and $2.3 million respectively, for the three and six month periods ended June 30, 2007, compared to $1.1 million and $1.0 million for the comparable periods in 2006. On a per share basis, fully diluted net income per share from continuing operations was $0.07 and $0.08 per share for the three and six month periods in 2007, compared to $0.05 and $0.05 per share for the comparable periods in 2006.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2007 due to the issuance of 7.2 million shares in the third quarter of 2006 as part of the consideration paid to acquire Amazys and additional shares issued in connection with the Company’s employee stock programs.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Six Months Ended
	June 30, 2007	July 1, 2006	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$4.4	$5.8	$(1.4)
Investing activities	7.9	(4.5)	12.4
Financing activities	(9.6)	12.8	(22.4)
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.3)	0.3

Net increase in cash and cash equivalents	2.7	13.8	(11.1)
Cash and cash equivalents, beginning of period	12.9	6.5	6.4

Cash and cash equivalents, end of period	$15.6	$20.3	$(4.7)

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2007, the Company had cash and cash equivalents of $15.6 million, compared with $12.9 million at December 30, 2006, an increase of $2.7 million. At June 30, 2007, approximately $12.4 million in cash and cash equivalents were held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $4.4 and $5.8 million for the first six months of 2007 and 2006, respectively. In 2007, cash provided by operating activities consisted of net income of $9.9 million, increased by non-cash items of $6.7 million and net cash used for operating assets and liabilities of $12.2 million. Significant adjustments for non-cash items included the gain on the sale of Labsphere of $6.4 million and a reduction of deferred income tax liabilities of $1.4 million, off-set by depreciation of $3.4 million and amortization of purchased intangibles of $7.5 million. Significant changes in working capital accounts included expenditures for increased inventories of $4.8 million and prepaid and other assets of $5.7 million and decreases in other current and non current liabilities of $6.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In 2006, cash provided by operating activities consisted of net income of $1.9 million adjusted for non-cash items of $2.5 million and net cash provided by operating assets and liabilities of $1.4 million. Significant adjustments for non-cash items included $3.7 million in depreciation and amortization charges, $0.7 million in share-based compensation expense and $0.3 million in deferred income taxes, offset by a $2.2 million gain on derivative instruments. Operating funds were also provided by a decrease in accounts receivable of $9.0 million, or 25.3 percent, due primarily to the 23.7 percent decrease in sales for second quarter 2006 compared with fourth quarter 2005. An increase in accounts payable of $2.6 million also provided operating funds. These sources of cash were partially offset by cash used for working capital, including increases in inventory and other assets of $2.1 million and $5.1 million, respectively, and decreases in other liabilities of $2.3 million.

Investing Activities

The most significant components of the Company’s investment activities were (i) sale of business, (ii) capital expenditures, (iii) short-term investment purchases and sales.

The Company’s most significant investing activities in the first six months of 2007 were the sale of Labsphere which provided $14.3 million in proceeds and capital expenditures of $4.5 million. Included in capital expenditures was $1.8 million related to the renovation costs of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan which was placed into service in January 2007. The remaining capital expenditures of $2.7 million were related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland. The Company anticipates capital expenditures for the remainder of 2007 will be approximately $5.0 million, focused on machinery, tooling, and information technology upgrades.

Significant cash used for investing activities in 2006 included capital expenditures of $18.0 million, primarily related to the purchase of the new corporate headquarters and related renovation costs, increases in capitalized software costs of $1.4 million, and purchases of short-term investments of $4.3 million. Funding these activities were net proceeds from sales and maturities of short-term investments of $19.2 million, related to the liquidation of the Company’s investment portfolio in June of 2006. The Company classified its short-term investments as available-for-sale securities.

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75 percent with the principal balance due in full in March 2007. On September 14, 2006 the Company entered into an Agreement of Purchase and Sale to sell the Grandville property for $14.0 million (see Corporate Headquarters, (below), with a transaction closing anticipated no later than October 2007. In April 2007, the buyer exercised it right to terminate the agreement. The Company has extended the mortgage on the property through December 2007, and is currently reviewing its options with regard to the future of the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $220 million and replace the Company’s previous line-of-credit. The credit facilities consist of a $160 million first lien loan which is comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. At June 30, 2007, interest payments are due quarterly based on the three month LIBOR rate of 5.360 percent, plus 225 and 500 basis points for the first and second lien facilities, respectively. The Company has entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 9 for further discussion). In addition, the unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. The Company incurred $7.4 million of financing costs in 2006 as part of this transaction.

As of June 30, 2007, the Company had drawn $13.5 million against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $26.5 million until such time that the mortgage loan on the Company’s former headquarters and manufacturing facility is repaid in full.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of June 30, 2007.

In September, 2006 the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each designated as cash flow hedges of the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. The fair value of the interest rate swaps at June 30, 2007 was an asset $0.2 million, and was recorded in both current and long-term other assets depending on the expiration date of the underlying instrument. During the six months ended June 30, 2007, the Company received net interest settlements of $0.1 million and the impact of interest accruals on these instruments was not material

The counterparty to all of the Company’s derivative financial instruments is a major financial institution with which the Company also has other financial relationships. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the term of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreements remaining life. The Company does not anticipate non-performance by the counterparty given their high credit ratings, and no material loss would be expected from non-performance by the counterparty.

During the first six months of 2007, the Company issued 270,127 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $2.8 million of cash. In addition, 196,626 shares were granted under the Company’s Restricted Stock Plan and 19,020 shares were issued in connection with the completion of the Amazys acquisition. During the first six months of 2006, the Company issued 36,908 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, generating $0.4 million in cash. In addition, 87,710 shares were granted under the Company’s Restricted Stock plan.

On January 8, 2007, the Company announced the Board of Directors decision to suspend payment of its quarterly dividend of $.025 effective immediately. This decision was made to create additional liquidity to speed repayment of borrowings related to the Amazys acquisition and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis. The Company paid quarterly dividends at a rate of $.025 per share in 2006, which required the use of $1.1 million of cash in the first six months of 2006.

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

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7 percent of the shares outstanding on a fully diluted basis. On January 31, 2007, the Company completed the compulsory acquisition process under Swiss law whereby, each Amazys share that remained outstanding was cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share.

The following table summarizes the aggregate consideration paid for the acquisition, with a reconciliation to the total net assets acquired (in thousands, except share amounts):

Cash consideration for Amazys common shares tendered	$215,787
Transaction costs	9,497

Total cash consideration	225,284

Fair value of X-Rite stock issued (7,221,458 shares)	81,383

Total acquisition consideration	$306,667

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

Founders’ Shares Redemption Program and Life Insurance Policies

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

Discontinued Operations

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (“Halma”). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture is part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $14.3 million in cash, subject to certain closing adjustments. Proceeds from the sale were used to reduce the principal balance of the Company’s first lien credit facility.

The Company recorded a net gain on the sale of $7.6 million, which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations.

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

NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). The Company is currently evaluating the provisions of SFAS No. 159, but does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. There have been no significant changes in the Company’s contractual obligations since December 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks including foreign currency exchange fluctuations, and market volatility in its derivative and insurance portfolios. In the normal course of business, the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures.

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisition of Amazys. At June 30, 2007, contracts with a notional value of $128.1 million and a fair value of $0.2 million were outstanding that were designated as cash flow hedges in accordance with SFAS 133. The Company does not trade in financial instruments for speculative purposes.

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

Changes in Internal Control Over Financial Reporting

During the six month period ended June 30, 2007, no changes occurred in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors.

On July 5, 2006, the Company acquired Amazys Holding AG, a listed company incorporate in Switzerland. X-Rite’s management will complete an evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the recently acquired Amazys business as of December 29, 2007.

PART II OTHER INFORMATION

Items 1, 1A, 2, 3, and 5 are inapplicable and have been omitted.

Item 4	Submission of Matters to a Vote of Security Holders

On April 24, 2007, the Company held the annual meeting of its Shareholders to vote on the election of directors. The results of the voting were as follows:

1. Election of the following directors to three-year terms expiring in 2010.

	Affirmative Votes	Votes Withheld
Term to expire in 2010
Gideon Argov	21,793,792	2,430,551
L. Peter Frieder	22,525,031	1,699,312
Thomas J. Vacchiano, Jr.	22,525,373	1,698,970

Company directors Stanley W. Cheff, Dr. Massimo Lattmann, and John E. Utley (whose terms expire in 2008) and Mario Fontana, Paul R. Sylvester and Mark D. Weishaar (whose terms expire in 2010) continued as directors of the Company following the annual meeting.

PART II OTHER INFORMATION

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

X-RITE, INCORPORATED

August 9, 2007	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer

August 9, 2007	/s/ Mary E. Chowning
Mary E. Chowning
Executive Vice President and Chief Financial Officer