Form 10-Q
period 2007-09-29
X RITE INC
filed 2007-11-08
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 29, 2007

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

On November 1, 2007, the number of shares of the registrant’s common stock, par value $.10 per share, outstanding was 29,262,759.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,294	$12,876
Accounts receivable, less allowance of $2,299 in 2007 and $875 in 2006	36,621	40,226
Inventories	35,195	30,165
Deferred income taxes	4,363	4,749
Assets held for sale	7,614	12,081
Prepaid expenses and other current assets	5,920	5,378

	107,007	105,475

Property plant and equipment:
Land	2,796	120
Buildings and improvements	25,042	8,333
Machinery and equipment	24,937	28,869
Furniture and office equipment	20,831	18,282
Construction in progress	1,881	26,188

	75,487	81,792
Less: accumulated depreciation	(30,374)	(33,232)

	45,113	48,560

Other assets:
Goodwill	186,275	203,101
Other intangibles, net	55,586	64,143
Cash surrender values of founders’ life insurance	21,623	21,377
Capitalized software, net of accumulated amortization of $6,171 in 2007 and $3,075 in 2006	7,338	8,548
Deferred financing costs, net of accumulated amortization of $1,560 in 2007 and $624 in 2006	6,046	6,882
Deferred income taxes	27,007	—
Other noncurrent assets	4,147	4,173

	308,022	308,224

	$460,142	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) – Continued

(in thousands)

	September 29, 2007	December 30, 2006
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings	$13,500	$13,500
Current portion of long-term debt	1,200	1,200
Accounts payable	10,766	10,574
Accrued liabilities:
Payroll and employee benefits	16,759	18,915
Income taxes	3,057	4,759
Deferred income taxes	6,527	—
Interest	1,197	1,283
Other	10,653	12,834

	63,659	63,065

Long-term liabilities:
Long-term debt, less current portion	173,915	190,200
Deferred income taxes	12,642	16,841
Accrued income taxes	1,771	—
Restructuring	2,489	3,729
Long-term compensation and benefits	1,333	1,410
Derivative financial instruments	1,150	520
Other	627	884

	193,927	213,584

Shareholders’ investment:
Common stock	2,901	2,857
Additional paid-in capital	108,383	100,665
Retained earnings	85,908	79,119
Accumulated other comprehensive income	5,364	2,969

	202,556	185,610

	$460,142	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Uaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$55,561	$51,198	$174,023	$107,219

Cost of sales:
Products sold	24,678	20,252	70,470	41,064
Restructuring charges	25	5,294	162	5,294
Inventory valuation adjustment	—	4,854	—	4,854

	24,703	30,400	70,632	51,212

Gross profit	30,858	20,798	103,391	56,007

Operating expenses:
Selling and marketing	13,961	13,170	41,935	30,393
Research, development and engineering	8,357	9,691	26,682	18,338
General and administrative	6,350	7,601	17,909	16,814
Acquired in-process research and development	—	11,107	—	11,107
Restructuring	490	8,183	2,221	8,183
Integration	1,257	1,008	2,550	2,140

	30,415	50,760	91,297	86,975

Operating income (loss)	443	(29,962)	12,094	(30,968)

Interest expense	(4,275)	(4,354)	(13,245)	(4,387)
Gain (loss) on derivative instruments, net	—	(92)	—	2,083
Gain (loss) on sale of investment	—	—	837	(2)
Foreign currency gain (loss)	(928)	(4)	(658)	399
Other income (expense), net	(54)	123	(14)	403

Loss before income taxes	(4,814)	(34,289)	(986)	(32,472)

Income tax benefit	(1,952)	(5,665)	(445)	(4,814)

Net loss from continuing operations	(2,862)	(28,624)	(541)	(27,658)

Discontinued operations
Net income (loss) from operations	—	364	(39)	1,254
Net gain on sale	—	—	7,596	—

	—	364	7,557	1,254

Net income (loss)	$(2,862)	$(28,260)	$7,016	$(26,404)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(.10)	$(1.00)	$(.02)	$(1.17)
Discontinued operations
Net income from operations	—	.01	—	.05
Net gain on sale	—	—	.26	—

Net income (loss)	$(.10)	$(.99)	$.24	$(1.12)

Cash dividends per share	—	$.025	—	$.075

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,016	$(26,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,963	4,033
Amortization of intangible assets	11,237	5,901
Amortization of deferred financing costs	936	308
Allowance for doubtful accounts	378	176
Deferred income tax credits	(1,042)	(2,968)
Gain on sale of business, excluding income tax benefit	(6,367)	—
Gain on sale of investment	(837)	—
Gain on derivative instruments, net	—	(2,083)
Acquired in-process research and development	—	11,107
Share-based compensation	2,652	1,432
Excess tax benefit from stock-based compensation	(163)	—
Tax benefit from stock options exercised	409	35
Restructuring (including amortization of $109 in 2007 and $779 in 2006)	2,383	13,477
Other	(59)	(119)
Changes in operating assets and liabilities:
Accounts receivable	5,561	15,163
Inventories	(7,020)	233
Prepaid expenses and other current assets	(4,095)	1,576
Accounts payable	(591)	(3,177)
Income taxes	(134)	(4,871)
Other current and non current liabilities	(7,718)	5,127

Net cash provided by operating activities	7,509	18,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	—	18,619
Proceeds from maturities of short-term investments	—	552
Purchases of short-term investments	—	(4,310)
Proceeds from sales of property & equipment	4,200	—
Capital expenditures	(6,158)	(23,131)
Investment in founders life insurance, net	(246)	(21)
Increase in other assets	(2,427)	(2,126)
Proceeds from sale of business	14,314	—
Acquisitions, net of cash acquired	(600)	(193,371)
Other	81	250

Net cash provided by (used for) investing activities	9,164	(203,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt activity, net	—	13,500
Proceeds from issuance of long-term debt	2,500	205,000
Payment of long-term debt	(18,785)	(17,800)
Debt issuance costs	(100)	(7,415)
Excess tax benefit from stock-based compensation	163	—
Issuance of common stock	3,319	588
Dividends paid	—	(1,779)

Net cash provided by (used for) financing activities	(12,903)	192,094

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	648	(158)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,418	7,344
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,876	6,496

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,294	$13,840

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 2007 and the results of its operations and its cash flows for the three and nine month periods ended September 29, 2007 and September 30, 2006. All such adjustments were of a normal and recurring nature. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). As of the first quarter of 2007, the Company has suspended its quarterly dividend payment indefinitely; therefore EITF 06-11 is not currently applicable to the Company.

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	September 29, 2007	December 30, 2006
Raw materials	$14,199	$13,957
Work in process	6,850	5,297
Finished goods	14,146	10,911

Total	$35,195	$30,165

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 4—ACQUISITIONS

Amazys Holding AG

On July 5, 2006, the Company consummated its exchange offer (the “Offer”) for all publicly held registered shares of Amazys Holding AG (“Amazys”), a listed company incorporated in Switzerland. Amazys was a color management solutions company that developed, marketed, and supported hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries.

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

The cash consideration exchanged for Amazys shares consisted of existing cash, the issuance of new debt totaling $205.0 million, and cash of $2.1 million derived from the settlement of a derivative financial instrument associated with the transaction. Total cash acquired with the Amazys purchase was $29.2 million; of which $17.5 million was used to pay down long-term debt incurred for the acquisition. The fair value of shares issued was determined based upon closing market price on the date of the acquisition.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 4—ACQUISITIONS – continued

Assets acquired and liabilities assumed in the acquisition of Amazys were recorded on the Company’s Condensed Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Amazys have been included in the Company’s Condensed Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on July 5, 2006 (in thousands):

Current assets		$76,968
Property, plant and equipment		9,734
Goodwill		177,060
Identifiable intangible assets:
Customer relationships (estimated useful lives of 2 – 7 years)	$9,963
Trademarks and trade names (estimated useful lives of 6.5 years)	4,410
Technology and patents (estimated useful lives of 3 – 9.5 years)	51,695
Covenants not to compete (estimated useful life of 2 years)	898
Acquired in-process research and development (“IPR&D”)	11,107

Total intangible assets		78,073
Deferred income tax assets		18,376
Other assets		2,798

Total assets acquired		363,009

Current liabilities		(34,225)
Long-term liabilities		(22,117)

Total liabilities assumed		(56,342)

Net assets acquired		$306,667

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

As of June 30, 2007, the Company had completed its analysis of the income tax matters and elections related to the Amazys acquisition and determined the final amount deferred income taxes needs to be established for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. At December 30, 2006, the Company identified $23.5 million of deferred income tax liabilities that were recorded in purchase accounting. The Company decreased deferred income tax liabilities by $2.3 million during the quarter ended June 30, 2007, as a result of finalization of purchase accounting. In addition, the Company identified and recorded deferred income tax assets of $18.5 million during the quarter ended June 30, 2007 which decreased goodwill. These adjustments brought the net deferred income tax liability acquired to $2.7 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 4—ACQUISITIONS – continued

In connection with the Amazys acquisition and as part of the purchase price allocation, the Company recorded liabilities of $4.7 million related to involuntary terminations and relocation of certain Amazys employees, and $1.5 million related to facility closure costs.

The following unaudited pro forma information assumes the Amazys acquisition occurred as of the beginning of the period presented. The pro forma information contains the actual combined operating results of X-Rite and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include amortization of acquired intangible assets, interest expense on debt incurred to finance the transaction, and amortization of deferred financing costs related to the same debt. Included in the results below is a charge of $11.1 million related to the immediate write off of acquired in-process R&D, a charge of $4.9 million related to inventory valuation adjustments, and restructuring charges of $15.6 million. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented (in thousands, except per share data):

Nine Months Ended September 30, 2006
Net sales	$162,765
Net loss	$(44,913)
Basic and diluted loss per share	$(1.45)

NOTE 5—RESTRUCTURING AND INTEGRATION

Restructuring

During the third quarter of 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of 78 employees, all of which have been completed as of September 29, 2007, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions include approximately $6.0 million related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.3 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses in the accompanying Condensed Consolidated Statements of Operations.

The Company expects to complete the majority of the remaining restructuring activities during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to certain severance agreements. Additional restructuring expenses may be necessary as the integration progresses.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND INTEGRATION – continued

The following table summarizes the expected, incurred and remaining costs for these restructuring plans (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Expected costs as of December 30, 2006	$9,204	$6,976	$1,575	$462	$18,217
Change in expected restructuring costs	1,636	53	(1,400)	46	335

Expected costs as of September 29, 2007	10,840	7,029	175	508	18,552
Costs incurred – through December 30, 2006	(8,895)	(6,843)	—	(407)	(16,145)
Costs incurred – nine months ended September 29, 2007	(1,945)	(162)	(175)	(101)	(2,383)

Remaining estimated costs at September 29, 2007	$—	$24	$—	$—	$24

The remaining estimated asset write down costs represent capitalized software amortization that will be recorded through the date the related products will be discontinued.

The following table summarizes the changes in the accrual balances and utilization for 2007 restructuring plans (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 30, 2006	$6,516	$—	$—	$—	$6,516
Charges incurred	805	129	—	57	991
Amounts paid or utilized	(2,250)	(129)	—	(57)	(2,436)

Balance at March 31, 2007	$5,071	$—	$—	$—	$5,071
Charges incurred	698	8	171	(1)	876
Amounts paid or utilized	(589)	(8)	$(171)	1	(767)

Balance at June 30, 2007	$5,180	$—	$—	$—	$5,180
Charges incurred	442	25	4	45	516
Amounts paid or utilized	(660)	(25)	(4)	(45)	(734)

Balance at September 29, 2007	$4,962	$—	$—	$—	$4,962

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line in the accompanying Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, corporate structuring, and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and nine month periods ended September 29, 2007 totaled $1.3 million and $2.6 million, respectively. Integration costs for the three and nine month periods ended September 30, 2006 totaled $1.0 million and $2.1 million, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6—DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component.

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (“Halma”). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture was part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $14.3 million in cash. Proceeds from the sale were used to reduce the principal balance of the Company’s first lien credit facility.

The Company recorded a net gain on the sale of $7.6 million during the quarter ended March 31, 2007, which is presented as a gain on sale of discontinued operations in the accompanying Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. In accordance with SFAS 144, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore, all of the Company’s interest expense is included within continuing operations.

The components of the income (loss) from discontinued operations are presented below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$2,956	$793	$8,927

Income (loss) from operations before income taxes	$565	$(52)	$1,976
Income tax expense (benefit)	201	(13)	722

Income (loss) from operations	$364	$(39)	$1,254

Gain on sale		$6,367
Income tax benefit on sale		1,229

Net gain on sale		$7,596

There were no remaining assets or liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheets as of September 29, 2007. The assets and liabilities of Labsphere have not been reclassified for fiscal 2006. In addition, in the Condensed Consolidated Statement of Cash Flows the cash flows of discontinued operations were not disclosed separately in any period presented.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the nine months ended September 29, 2007, consisted of the following (in thousands):

December 30, 2006	$203,101
Acquisition purchase price adjustments	(16,900)
Foreign currency adjustments	74

September 29, 2007	$186,275

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. In 2007, as a result of changes to the Amazys purchase price allocation, goodwill was decreased by $16.9 million. See Note 4 for further discussion of the Amazys acquisition.

The following is a summary of changes in intangible assets for the nine months ended September 29, 2007 (in thousands):

	December 30, 2006	Additions	Amortization	Dispositions	Foreign Currency Adjustments	September 29, 2007
Technology and patents	$48,141	$—	$(5,834)	$(86)	$(3)	$42,218
Customer relationships	11,020	—	(1,650)	—	—	9,370
Trademarks and trade names	4,121	—	(530)	—	(1)	3,590
Covenants not to compete	861	—	(435)	(10)	(8)	408

Total	$64,143	$—	$(8,449)	$(96)	$(12)	$55,586

During the quarter ending March 31, 2007, $0.1 million in intangible assets were written-off in connection with the sale of Labsphere. See Note 6 for further discussion of the sale of Labsphere.

Estimated amortization expense for intangible assets as of September 29, 2007, and for each of the succeeding years is as follows (in thousands):

Remaining 2007	$2,812
2008	10,551
2009	9,398
2010	8,948
2011	8,948

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75 percent. The principal balance was initially due in full in March 2007, but during March 2007, the Company extended the mortgage to December 2007 subject to the same terms and conditions as the original mortgage. On October 23, 2007, the Company entered into a non-binding Letter of Intent (the “LOI”) to sell this property for $14.0 million. The LOI provides for a 30 day period to negotiate and execute a Definitive Agreement, at which time an initial earnest money deposit of $125,000 will be due to the Company to be held for the benefit of the Buyer. The Buyer has a 120 day due diligence period to evaluate the property. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process as well as the granting of governmental approvals related to the future planned usage of the property, and is expected to occur no later than 30 days following the expiration of the due diligence period.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million and replaced the Company’s previous line-of-credit. The credit facilities consisted of a $160 million first lien loan, which was comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. During the third quarter of 2007, the Company elected to change the index for its interest rate calculations for both its first and second lien facilities, from the three month LIBOR plus 225 and 500 basis points, respectively, to the 30 day LIBOR plus 225 and 500 basis points, respectively. Subsequent to the quarter end, the Company elected to change the indices to the Prime Rate plus 125 and 400 basis points for the first and second lien facilities, respectively, in anticipation of re-financing activity associated with the acquisition of Pantone, Inc., which was completed on October 24, 2007. See Note 18 for further discussion of the Pantone acquisition.

In connection with the Pantone acquisition, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a five-year term loan of $270 million and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. Initial rates were set at the 30 day LIBOR plus 350 and 750 basis points, respectively. Rates are reset periodically.

As of September 29, 2007, the Company had drawn $9.9 million against its revolving line of credit. This line was refinanced on October 24, 2007 and incorporated into the first lien of the Company’s new credit facilities as noted above.

The Company has entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure. See Note 9 for further discussion of the Company’s derivative financial instruments.

The Company’s credit facilities in existence at September 29, 2007 contained certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of September 29, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the Company recognizes derivative financial instruments in the accompanying Condensed Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded periodically in income or in shareholders’ investment as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in income.

Interest Rate Swaps

In September 2006, the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each of which was designated as a cash flow hedge against the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between the three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, in shareholders’ investment, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. In June 2007, a swap agreement with a notional value of $24.9 million expired and has not been replaced. The fair value of the remaining interest rate swaps at September 29, 2007 resulted in a liability of $1.2 million which is recorded in both current and long-term other liabilities, depending on the expiration date of the underlying instrument. During the nine months ended September 29, 2007, the Company received net interest settlements of $0.1 million and the impact of interest accruals on these instruments was not material.

At September 29, 2007, contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate
June, 2008	$32,500	5.669%	5.2600%
June, 2009	$42,500	5.669%	5.1880%
June, 2010	$53,100	5.669%	5.1880%

The counterparty to all of the Company’s derivative financial instruments is a major financial institution. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the terms of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over each agreement’s remaining life. The Company does not anticipate non-performance by the counterparty given its high credit ratings, and no material loss would be expected from non-performance by the counterparty.

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

Valuation of Share-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options. Restricted stock awards are valued at opening market price on the date of the grant. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased (which equals the discount at which employees purchase the shares), in the quarter to which the purchases relate.

The Company used the following assumptions in valuing employee options granted during the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Dividend yield	0%	1.0%	0%	1.0%
Volatility	52%	56%	52 – 54%	56% – 58%
Risk - free interest rates	4.7%	4.8 – 5.2%	4.5 – 4.8%	4.5 – 5.2%
Expected term of options	7 years	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock options	$564.3	$484.7	$1,461.2	$946.9
Restricted stock	447.5	165.5	1,061.6	295.1
Employee stock purchase plan	12.0	12.3	34.7	48.7
Cash bonus conversion plan	31.6	47.0	94.0	141.1

	1,055.4	709.5	2,651.5	1,431.8

Accelerated vesting related to restructuring activities	(6.6)	494.9	596.8	494.9

Total share-based compensation expense	$1,048.8	$1,204.4	$3,248.3	$1,926.7

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of September 29, 2007, there was unrecognized compensation cost for non-vested share-based compensation of $2.8 million related to options and $1.6 million related to restricted share awards. These costs are expected to be recognized over the remaining weighted average periods of these grants of 1.93 and 1.87 years, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 11—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plans

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are self-directed by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas.

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its GretagMacBeth AG subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plans are held independently of X-Rite’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The last actuarial valuation was carried out as of December 31, 2006. Net projected periodic pension costs of the plan include the following components:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$566	$532	$1,698	$532
Interest	165	154	495	154
Expected return on plan assets	(262)	(247)	(786)	(247)
Less contributions paid by employees	(191)	(186)	(573)	(186)

Net periodic pension cost	$278	$253	$834	$253

The Company is currently evaluating the amount of additional contributions, if any, that will be made to the pension plan during the remainder of 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (“EPS”) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net Income (Loss)
Net loss from continuing operations	$(2,862)	$(28,624)	$(541)	$(27,658)
Discontinued operations
Net income (loss) from operations	—	364	(39)	1,254
Net gain on sale	—	—	7,596	—

Net income (loss)	$(2,862)	$(28,260)	$7,016	$(26,404)

Weighted-Average Common Shares Outstanding
Basic and diluted	28,953	28,507	28,819	23,640

Basic and Diluted Earnings (Loss) Per Share
Net loss from continuing operations	$(.10)	$(1.00)	$(.02)	$(1.17)
Discontinued operations
Net income from operations	—	.01	—	.05
Net gain on sale	—	—	.26	—

Net income (loss)	$(.10)	$(.99)	$.24	$(1.12)

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and restricted stock awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,364,000 and 1,292,000, respectively, for the three month and nine month periods ended September 29, 2007 and 1,715,000 and 1,622,000, for the comparable periods in 2006.

NOTE 13—INCOME TAXES

The Company recorded tax benefits of $2.0 million and $0.4 million against pre-tax losses from continuing operations of $4.8 million and $1.0 million, for the three and nine month periods ended September 29, 2007, respectively. The effective tax rates for the quarter and year to date were 40.5 and 45.1 percent, respectively. The Company’s effective tax rates were impacted by the effect of non-deductible charges related to equity-based compensation and losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available.

The Company also recorded an income tax benefit of $1.2 million (net of a valuation reserve of $0.9 million) from discontinued operations during the first quarter of 2007. This benefit was generated by the sale of the Labsphere business which resulted in a $6.4 million gain for financial reporting purposes, but a capital loss for income tax purposes of $5.8 million. The capital loss was attributable to differences between book and tax accounting for goodwill. The Company recorded a valuation reserve in connection with this transaction due to uncertainty over its ability to fully utilize its capital loss positions in a timely manner.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 13—INCOME TAXES – continued

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

The Company’s policy is to record interest and / or penalties related to income tax matters as a part of income tax expense. At December 31, 2006, the Company had accrued interest and penalties of $0.7 million, net of associated tax benefits. For the three and nine month periods ended September 29, 2007, the Company accrued additional interest of $0.1 and $0.3 million respectively, net of associated tax benefits.

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

The Company recorded income tax benefits of $5.7 and $4.8 million against pre-tax losses from continuing operations of $34.3 million and $32.5 million, respectively, for the three and nine month periods ended September 29, 2006, respectively. The effective income tax rates for the three and nine month periods were 16.5 and 14.8 percent respectively. Both the quarter and year to date tax rates were negatively impacted by the Company’s inability to recognize tax benefits associated with approximately $14.3 million of nondeductible purchase accounting adjustments recorded in connection with the Amazys acquisition.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and gain or loss on the fair value of derivative instruments. Comprehensive income (loss) was $(3.0) and $9.4 million, respectively, for the three and nine month periods ended September 29, 2007 and $(26.8) and $(24.2) million, respectively, for the three and nine month periods ended September 30, 2006.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At September 29, 2007, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 and 2006 policy years, and no payments have been made through September 29, 2007, relating to the 2007 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is continuing to review its options with regard to the future of the remaining policies.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 150,000 British Pounds, or approximately $0.3 million, as of September 29, 2007.

The Company’s product warranty reserves were nominal.

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

NOTE 18—SUBSEQUENT EVENTS

On October 24, 2007, the Company acquired Pantone, Inc., a worldwide market leader in color communication and specification standards in the graphic arts, textiles, and fashion industries, for a purchase price of $180.0 million (net of cash acquired of $0.4 million). The purchase price was paid in cash and is subject to final working capital adjustments. The transaction was financed entirely through new borrowings. See Note 8 for further discussion of the financing arrangements. The Company believes the acquisition of Pantone enhances its revenue generating opportunities and further diversifies its revenue base by adding color standards to its hardware, software and service solutions. The Company plans to leverage its global presence and distribution capabilities to expand the reach of Pantone’s color solutions, while achieving significant synergies in marketing, operations, and administration.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resources needs, tax rates, dividends, and potential new markets.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies of X-Rite, Incorporated (also referred to as “X-Rite”, “the Company”). For purposes of this discussion, amounts from the accompanying condensed consolidated financial statements and related notes have been rounded to millions of dollars for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices, and transactions that underlie its financial results.

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail.

X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

Third Quarter and year to date Highlights:

•	Net sales from continuing operations totaled $55.6 million, an 8.6 percent increase over Q3 2006

•	Amazys integration remains significantly ahead of plan, with cost savings of $19.5 million achieved during the first five quarters of combined operations

•	Sales backlog and order levels remained strong at the end of September 2007

•	Announced the acquisition of Pantone, Inc., the leading provider of color standards which was completed on October 24, 2007

The Company reported third quarter 2007 net sales from continuing operations of $55.6 million compared with $51.2 million in the prior year comparable period. Gross margins were 55.6 percent. Operating income totaled $0.5 million and included $1.8 million in restructuring and integration charges and $2.7 million in amortization of acquisition related intangible assets recorded in the Amazys acquisition. The Company reported a net loss of $2.9 million, or $0.10 per basic share, for the third quarter, versus a net loss of $28.3 million, or $0.99 per basic share, for the third quarter of 2006.

Gross margins were 55.6 percent for the third quarter of 2007, which is lower than the Company’s traditional margin range in the low 60 percent range. The decline in gross margins is primarily related to write-offs of inventory and alignment of practices and processes as the Company implemented its common ERP system in Europe as well as increased freight costs related to reconfiguration of European distribution practices. Gross Margin was also negatively impacted by weak performance in the color services business and unfavorable product mix.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

In the first three quarters of 2007, net sales from continuing operations were $174.0 million, versus $107.2 million for the comparable period in 2006, and $163.0 million on a combined pro forma basis for the comparable period in 2006. Gross margins were 59.4 percent for the current year to date period, versus 52.2 percent for the comparable period in 2006. Operating income for the first three quarters of 2007 totaled $12.1 million, which included $4.9 million in restructuring and integration charges and $8.0 million in amortization of acquisition related intangible assets recorded in the Amazys acquisition. The Company reported net income of $7.0 million, or $0.24 per diluted share, for the nine months ended September 29, 2007, versus a net loss of $26.4 million, or $1.12 per diluted share, for the comparable period in 2006. The net loss from continuing operations for the first nine months of 2007 was $0.6 million, or $0.02 per basic share.

Pantone Transaction

On August 23, 2007, the Company announced that it had entered into a definitive agreement to purchase Pantone, Inc. for a purchase price of $180.0 million (net of cash acquired of $0.4 million). The transaction and refinancing of the Company’s current debt was financed through new credit arrangements. The transaction closed on October 24, 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following discussion of the Company’s three and nine month results of continuing operations excludes the results related to the Labsphere business, which have been segregated from continuing operations and reflected as discontinued operations for all periods presented.

The following table summarizes the results of the Company’s operations for the three and nine month periods ended September 29, 2007, and September 30, 2006 (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Net sales	$55.6	100.0%	$51.2	100.0%	$174.0	100.0%	$107.2	100.0%
Cost of sales:
Products sold	24.7	44.4	20.2	39.5	70.5	40.5	41.0	38.3
Restructuring charges	—	—	5.3	10.3	0.1	0.1	5.3	4.9
Inventory valuation adjustment	—	—	4.9	9.6	—	—	4.9	4.6

Gross profit	30.9	55.6	20.8	40.6	103.4	59.4	56.0	52.2

Operating expenses	30.4	54.7	50.8	99.2	91.3	52.5	87.0	81.2

Operating income (loss)	0.5	0.9	(30.0)	(58.6)	12.1	6.9	(31.0)	(29.0)

Interest expense	(4.3)	(7.7)	(4.3)	(8.4)	(13.2)	(7.6)	(4.4)	(4.1)
Gain (loss) on derivative instruments (net)	—	—	(0.1)	(0.2)	—	—	2.1	2.0
Gain on sale of investments (net)	—	—	—	—	0.8	0.5	—	—
Foreign currency gain (loss)	(0.9)	(1.6)			(0.7)	(0.4)	0.4	0.4
Other income	(0.1)	(0.2)	0.1	0.2	—	—	0.4	0.4

Loss before tax	(4.8)	(8.6)	(34.3)	(67.0)	(1.0)	(0.6)	(32.5)	(30.3)

Income tax benefit	(1.9)	(3.4)	(5.7)	(11.1)	(0.4)	(0.2)	(4.8)	(4.5)

Net loss from continuing operations	(2.9)	(5.2)	(28.6)	(55.9)	(0.6)	(0.4)	(27.7)	(25.8)

Discontinued operations:
Net income from operations	—	—	0.3	0.6	—	—	1.3	1.2
Net gain on sale	—	—	—	—	7.6	4.4	—	—

Net income (loss)	$(2.9)	(5.2)%	$(28.3)	(55.3)%	$7.0	4.0%	$(26.4)	(24.6)%

Net Sales

On July 5, 2006, the Company acquired Amazys Holding AG, a primary competitor in key markets. The Company has a comprehensive plan to integrate the operations of the two Companies which includes:

•	Consolidation of product lines

•	Consolidation of global sales and marketing functions

•	Elimination of duplication in engineering and general and administrative functions

As a result of executing this comprehensive integration plan, various Amazys operations have been integrated into the operations of X-Rite as of September 29, 2007 and included in the sales attributable to X-Rite for the 2007 periods presented. As Amazys’ financial information is not included in the consolidated results for the first six months of 2006 (i.e., prior to the date of acquisition), comparability on a period to period basis is limited.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Consolidated

Net sales for the three and nine month periods ended September 29, 2007 were $55.6 million and $174.0 million, respectively, an increase of $4.4 million and $66.8 million, respectively, compared with the similar periods in 2006. On a percentage basis, the three and nine month increases were 8.6 and 62.3 percent, compared with the 2006 results. The quarter over quarter increase is primarily attributable to growth in Imaging & Media sales, which increased $4.0 million compared with 2006 sales. This increase was driven by strong sales to large press manufacturers. Increases in sales of $0.7, $0.5, and $0.2 million were also recorded in the Light, Retail and Other categories, respectively. Year to date increases were recorded across all categories, the most significant of which were increases of $47.7 million in Imaging and Media and $13.0 million in Industrial. These year to date increases were primarily the result of the acquisition of Amazys, sales for which have been included in the Company’s financial statements since the acquisition date (July 5, 2006).

The Company experienced year to date net sales growth in 2007 over 2006 in all of the primary regions of the world where it conducts business. The largest increase was seen in Europe, where year to date net sales increased $40.5 million over 2006. Net sales in Asia Pacific, North America and Latin America also increased $13.6, $11.9, and $0.8 million, respectively, on a year to date basis over 2006. These year to date increases were the direct result of the Amazys acquisition. For the third quarter, the Company’s net sales growth is primarily attributable to sales in Europe, which increased $4.0 million over the third quarter of 2006. The Company also recorded a quarter over quarter increase in Asia Pacific of $0.8 million. This growth was slightly offset by decreases in third quarter sales in North America and Latin America of $0.3 and $0.1 million, respectively.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $1.1 and $3.9 million favorable effect on third quarter and year to date 2007 net sales, respectively, compared to the similar periods in 2006.

Net Sales By Product Line

X-Rite provides color measurement solutions to many industries which are measured in five separate product lines, Imaging and Media, Industrial, Retail, Light and Other. The following table denotes net sales by product line for the three and nine months ended September 29, 2007 and September 30, 2006 (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Imaging and Media	$31.4	56.5%	$27.4	53.5%	$101.5	58.3%	$53.8	50.2%
Industrial	14.2	25.5	15.2	29.7	43.4	24.9	30.4	28.4
Retail	5.8	10.4	5.3	10.4	17.9	10.3	16.3	15.2
Light	2.0	3.6	1.3	2.5	4.1	2.4	2.2	2.0
Other	2.2	4.0	2.0	3.9	7.1	4.1	4.5	4.2

Total	$55.6	100.0%	$51.2	100.0%	$174.0	100.0%	$107.2	100.0%

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Imaging and Media

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging and media industries. For the third quarter of 2007, Imaging and Media product sales increased $4.0 million, or 14.6 percent, compared with the third quarter in 2006. For the nine months ended September 29, 2007, Imaging and Media net sales increased $47.7 million, or 88.7 percent, compared with the similar period in 2006. The year to date increase over 2006 is primarily attributable to the acquisition of Amazys during July 2006, resulting in only one quarter of Amazys sales in 2006 compared with three quarters of combined sales in 2007. Also contributing to the quarter and year to date increases over 2006 were strong sales to OEM’s and large customers, which have offset some weakness noted in the channel business. Sales results also benefited from the completion of the product line rationalization and integration process associated with the Amazys transaction, as well as favorable foreign exchange rates.

Imaging and Media product sales increased in all of the primary regions of the world where the Company conducts its operations for both the quarter and year to date periods compared with 2006. On a quarter over quarter basis, the largest increases were recorded in Europe, which increased $1.6 million, North America, which increased $0.5 million, and Asia Pacific, which increased $0.3 million. On a year to date basis, the most significant increases were recorded in Europe, which increased $27.6 million, North America, which increased $7.3 million, and Asia Pacific, which increased $7.4 million, compared with the first nine months of 2006. The year to date increases were primarily the result of the acquisition of Amazys in July 2006, sales for which have only been included in 2006 results starting with the date of the acquisition. Additional factors contributing to the year over year increases were increased sales to OEM’s and the positive impact of foreign exchange rates on European sales.

Industrial

The Industrial products group provides color measurement solutions for the quality control, process control, and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Net Industrial sales for the third quarter decreased $1.0, or 6.6 percent, compared with the third quarter of 2006, while year to date sales increased $13.0 million, or 42.8 percent, over year to date sales reported in 2006. A shift in classification of one of the Company’s businesses from Industrial to Other in 2007 has negatively impacted the prior year comparisons for both the quarter and year to date periods by $0.8 million. The remaining third quarter decline was primarily attributable to softness in traditional supply chain markets due to timing issues and anticipation of the completion of the Company’s planned new products and product integration plans. The year to date growth was the result of the Amazys acquisition in addition to sales growth in the European auto refinishing market and new business in the retail textile market.

Geographically, the decline in third quarter Industrial sales compared with third quarter 2006 was primarily attributable to lower sales in North America, which decreased $2.3 million, and Asia Pacific, which decreased $0.7 million. Partially offsetting these decreases were increases of $0.3 million in Europe and $0.2 million in Latin America. On a year to date basis, Industrial sales increased in all primary regions of the world as a direct result of the Amazys Acquisition. The most significant increases for year to date sales over prior year were recorded in Europe, which increased $4.0 million, Asia Pacific, which increased $3.3 million, and Latin America, which increased $0.7 million.

Retail

The Retail products group markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants and paint retailers and paint manufacturers. Net sales were $5.8 and $17.9 million for the three and nine months periods ended September 29 2007, respectively, representing increases of $0.5 million, or 9.4 percent, for the third quarter and $1.6 million, or 9.8 percent, for the year to date period compared with 2006. These increases were primarily attributable to the continued development of the European market, which increased $0.3 and $2.3 million for the three and nine month periods in 2007, respectively, compared with the same periods in 2006. The year to date increase was partially offset by a decline in North American sales of $1.0 million reflecting softness in the large retailer and co-op markets. Retail product sales from the former Amazys retail line had a nominal impact on 2007 sales.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Light

X-Rite services the light measurement markets through its Optronik and On-line subsidiaries. These subsidiaries provide integrated spheres and systems in an array of measurement and processing applications. Light sales increased $0.7 million and $1.9 million, or 53.8 percent and 86.4 percent, on a quarter and year to date basis, respectively, compared with 2006. The year to date increase was primarily attributable to the acquisition of Amazys’ light business.

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

Other

The Company’s product lines denoted as Other consist of two primary categories, Biodiagnostics and Color Services. The Biodiagnostics category provides products and services to the medical and dental industries and Color Services provides customer and end user training and support services. The medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. The dental product line provides matching technology to the cosmetic dental industry through X-Rite’s ShadeVision systems.

Sales for the three and nine month periods ending September 29, 2007 were $2.2 million and $7.1 million, respectively, representing increases of $0.2 million, or 10.0 percent for the quarter, and $2.6 million, or 57.8 percent, for the year to date period over comparable periods in 2006. A shift in classification of one of the Company’s businesses from Industrial to Other in 2007 has favorably impacted the prior year comparisons for both the quarter and year to date periods by $0.8 million. The large year to date increase is due to the acquisition of the Color Services division. The Color Services division was acquired as part of the Amazys transaction in July 2006.

Cost of Sales and Gross Profit

Gross profit for three months ended September 29, 2007 was $30.9 million, or 55.6 percent of sales, compared with $20.8 million, or 40.6 percent of sales, for the comparable period in 2006. For the nine month period ended September 29, 2007, gross profit was $103.4 million, or 59.4 percent of sales, compared with $56.0 million, or 52.2 percent of sales, for the comparable period in 2006. Included in cost of sales for both the three and nine month periods in 2006 was $5.3 million in restructuring charges representing charges for the write-down of inventory, tooling, capitalized software, and other intangible assets directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. Restructuring costs included in cost of sales for 2007 were nominal for the quarter and $0.1 million for the year to date period ended September 29, 2007. Also included in 2006 was $4.9 million in purchase accounting inventory adjustments that negatively impacted both the quarter and year to date gross profit. Excluding the effects of the restructuring and purchase accounting valuation charges in cost of sales, the Company’s gross margin would have been $103.5 million, or 59.5 percent, for the nine months ended September 29, 2007, $31.0 million, or 60.5 percent, for the three months ended September 30, 2006, and $66.2 million, or 61.8 percent, for the nine months ended September 30, 2006.

The 2007 third quarter gross profit decline is primarily related to write-offs of inventory and alignment of practices and processes as the Company implemented its common ERP system in Europe, as well as increased freight costs related to reconfiguration of European distribution practices. In addition, the Company experienced weak performance in its color services business as well as product mix variations in its Imaging and Media markets. The 2007 year to date gross profit was favorably impacted by refunds of previously expensed value added taxes in Europe totaling $1.5 million. These refunds were subject to verification by the related governmental jurisdictions and not reasonably assured in prior periods. These benefits were offset by lower margins on the Amazys products, which typically have been 4 to 8 percent lower than X-Rite’s, increased freight costs, and expenses associated with integrating the manufacturing processes between X-Rite and Amazys. Gross profit for the nine month period ended September 29, 2007 was also favorably impacted by a $1.6 million incremental billing for non-recurring engineering work performed for a Media customer in the first quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Selling and marketing	$14.0	25.2%	$13.2	25.8%	$41.9	24.1%	$30.4	28.4%
Research, development and engineering	8.3	14.9	9.7	18.9	26.7	15.3	18.4	17.2
General and administrative	6.3	11.3	7.6	14.8	17.9	10.3	16.8	15.7
Acquired in-process research and development	—	—	11.1	21.7	—	—	11.1	10.3
Restructuring	0.5	0.9	8.2	16.0	2.2	1.3	8.2	7.6
Integration	1.3	2.4	1.0	2.0	2.6	1.5	2.1	2.0

Total	$30.4	54.7%	$50.8	99.2%	$91.3	52.5%	$87.0	81.2%

Operating expenses for Amazys have been included in the above expense figures as of the date of acquisition (July 5, 2006). Therefore, the 2006 year to date expenses include only one quarter of such expenses while the 2007 year to date expenses include a full three quarters. A key component of the integration plan for the Amazys acquisition involves consolidating virtually all aspects of the operating expense structure. This process includes the elimination of operating locations and redundant processes, as well as personnel reductions.

Selling and Marketing

Selling and marketing expenses increased by $0.8 million, or 6.1 percent, and by $11.5 million, or 37.8 percent, respectively, for the three and nine month periods ended September 29, 2007 compared with the similar periods in 2006. The quarter over quarter increase is primarily due to increased compensation including commissions associated with increased sales over prior year. The year to date increase is primarily attributable to incremental costs associated with the Amazys acquisition, increases in compensation costs driven by the growth in sales, and increased facilities costs related to the Company’s new headquarters. Additional Amazys related costs include incremental amortization of acquisition related intangibles, which totaled $1.3 million more for the year to date period in 2007 than the same period in 2006. The majority of the remaining increase is related to routine selling and marketing costs associated with the larger, combined company. As a percentage of sales, Selling and Marketing expenses decreased on a quarterly basis from 25.8 percent in 2006 to 25.2 percent in 2007, and on a year to date basis from 28.4 percent in 2006 to 24.1 percent in 2007. The decrease in Selling & Marketing expenses as a percentage of sales is reflective of execution of integration plans and realization of synergies associated with the Amazys acquisition.

Research, Development and Engineering

Research, development, and engineering (“RD&E”) expenses for the third quarter of 2007 decreased by $1.4 million, or 14.4 percent, compared with third quarter 2006, while year to date RD&E expenses increased by $8.3 million, or 45.1 percent, compared to the same period in 2006. The quarter over quarter decrease is partially attributable to a decrease in acquisition related intangible amortization of $0.5 million resulting from the final valuation of the acquisition intangibles. Other factors contributing to the quarter over quarter decrease include lower payroll costs and a reduction in legal expenses. The year to date increase in RD&E expenses is primarily attributable to incremental costs associated with the addition of the Amazys employees and incremental amortization of acquisition related intangible assets recorded in the Amazys acquisition. Incremental RD&E amortization expense in 2007 related to the Amazys acquisition totaled $2.9 million. Also contributing to the year to date change were increases in share-based compensation expense and increased facility costs related to the Company’s new headquarters.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

General and Administrative

General and Administrative (“G&A”) expenses for the third quarter in 2007 decreased $1.3 million, or 17.1 percent, compared to third quarter 2006, while G&A expenses for the year to date period in 2007 increased by $1.1 million, or 6.5 percent, compared with the same period in 2006. The decrease for the third quarter in 2007 compared to 2006 is a reflection of the successful integration of the Amazys and X-Rite general and administrative functions over the last year. The year to date increase in 2007 was attributable to added costs associated with Amazys operations and amortization of acquisition related intangible assets recorded in the Amazys acquisition. Incremental G&A amortization expense in 2007 related to the Amazys acquisition totaled $0.6 million. The Company has made significant progress in integrating the two Companies, as reflected by the quarter over quarter decrease in G&A expenses as well as the relatively small increase in expense on a year to date basis after combining the two companies. Partially offsetting the savings related to realization of acquisition related synergies was a year to date increase in share-based compensation expense of $0.7 million.

Restructuring

During the first three quarters of 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes workforce reductions of 78 employees, all of which has been completed as of September 29, 2007, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. Total restructuring charges related to this plan are estimated to be $18.6 million. The Company has incurred $18.5 million of these costs as of September 29, 2007, of which $0.5 million and $2.4 million were recognized during the third quarter and year to date periods ended September 29, 2007, respectively. Included in the Company’s total restructuring charges incurred to date are $10.8 million related to severance, $7.0 million related to asset write-downs, $0.2 million in facility closing costs, and $0.5 million in consulting and legal fees. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.3 million were classified as a component of cost of sales, while all other restructuring charges were included in a separate restructuring line within operating expenses in the Condensed Consolidated Statements of Operations.

The Company expects to complete the majority of the remaining restructuring activities during 2007; however, certain of the associated payments will extend beyond 2007, primarily due to certain severance agreements. Additional restructuring expenses may be necessary as the integration progresses. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the restructuring plan.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, corporate structuring, and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and nine month periods ended September 29, 2007 totaled $1.3 million and $2.6 million, respectively. Integration costs for the three and nine month periods ended September 30, 2006 totaled $1.0 million and $2.1 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Other Income (Expense)

Interest Expense

Interest expense was $4.3 million and $13.2 million for the three and nine months ended September 29, 2007, respectively. Interest expense was primarily related to the borrowings and amortization of associated financing costs associated with the acquisition of Amazys that occurred July 5, 2006. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the Company’s short and long-term indebtedness. Interest expense was $4.3 and $4.4 million for the three and nine month periods ended September 30, 2006, respectively.

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

Other income

Other income consists of investment gains on investment activity, offset by losses from foreign exchange transactions. The Company’s investment portfolio was liquidated in June 2006, to provide funding for the Amazys acquisition. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

During the third quarter of 2007, the Company recorded foreign currency losses of $0.9 million, most of which was related to the valuation of inter-company accounts with the European subsidiaries. On a year to date basis the foreign currency loss was $0.7 million in 2007, versus a gain of $0.4 million for the comparable period in 2006. During the third quarter of 2007, the Company determined that, in the foreseeable future, they would not repay certain intercompany balances associated with inventory transactions between the Company’s U.S. and Swiss operations. The Company recorded the related foreign currency translation effect of $0.8 million pertaining to these intercompany amounts as a component of Shareholders’ Investment in the Condensed Consolidated Balance Sheet at September 29, 2007.

During the second quarter of 2007, an investment held by the Company’s former venture capital firm, XR Ventures (“XRV”), which had previously been written off, was sold. Proceeds from the transaction for the XRV interest in this investment were received in the form of restricted stock of a publicly traded company which was valued at $0.8 million at the date of sale. The restriction on the stock will lift in the second quarter of 2008. The Company could also receive additional shares in this transaction upon finalization of certain acquisition contingencies. The value of these shares, if any, is not expected to be significant.

Income Taxes

The Company recorded tax benefits of $2.0 million and $0.4 million against pre-tax losses from continuing operations of $4.8 million and $1.0 million, for the three and nine month periods ended September 29, 2007, respectively. The effective tax rates for the quarter and year to date were 40.5 and 45.1 percent, respectively. The Company’s effective tax rates were impacted by the effect of non-deductible charges related to equity-based compensation and losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available.

The Company also recorded an income tax benefit of $1.2 million (net of a valuation reserve of $0.9 million) from discontinued operations during the first quarter of 2007. This benefit was generated by the sale of the Labsphere business which resulted in a $6.4 million gain for financial reporting purposes, but a capital loss for income tax purposes of $5.8 million. The capital loss was attributable to differences between book and tax accounting for goodwill. The Company recorded a valuation reserve in connection with this transaction due to uncertainty over its ability to fully utilize its capital loss positions in a timely manner.

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

The Company’s policy is to record interest and / or penalties related to income tax matters as a part of income tax expense. At December 31, 2006, the Company had accrued interest and penalties of $0.7 million, net of associated tax benefits. For the three and nine month periods ended September 29, 2007, the Company accrued additional interest of $0.1 and $0.3 million respectively, net of associated tax benefits.

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

The Company recorded income tax benefits of $5.7 and $4.8 million against pre-tax losses from continuing operations of $34.3 million and $32.5 million, respectively, for the three and nine month periods ended September 29, 2006, respectively. The effective income tax rates for the three and nine month periods were 16.5 and 14.8 percent respectively. Both the quarter and year to date tax rates were negatively impacted by the Company’s inability to recognize tax benefits associated with approximately $14.3 million of nondeductible purchase accounting adjustments recorded in connection with the Amazys acquisition.

The U.S statutory rate for both tax years was 35.0 percent.

Net Loss from Continuing Operations

The Company recorded net losses from continuing operations of $2.9 million and $0.6 million respectively, for the three and nine month periods ended September 29, 2007, compared to net losses of $28.6 million and $27.7 million for the comparable periods in 2006. On a per share basis, fully diluted net loss per share from continuing operations was $0.10 and $0.02 per share for the three and nine month periods in 2007, compared to losses of $1.00 and $1.17 per share for the comparable periods in 2006.

The average number of common shares outstanding for purposes of calculating year to date basic shares outstanding was higher in 2007 due to the issuance of 7.2 million shares in the third quarter of 2006 as part of the consideration paid to acquire Amazys and additional shares issued in connection with the Company’s employee stock programs.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	September 29, 2007	September 30, 2006	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$7.5	$18.9	$(11.4)
Investing activities	9.2	(203.5)	212.7
Financing activities	(12.9)	192.1	(205.0)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.2)	0.8

Net increase in cash and cash equivalents	4.4	7.3	(2.9)
Cash and cash equivalents, beginning of period	12.9	6.5	6.4

Cash and cash equivalents, end of period	$17.3	$13.8	$3.5

Cash, Cash Equivalents and Short-Term Investments

At September 29, 2007, the Company had cash and cash equivalents of $17.3 million, compared with $12.9 million at December 30, 2006, an increase of $4.4 million. At September 29, 2007, approximately $14.0 million in cash and cash equivalents were held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $7.5 and $18.9 million for the first nine months of 2007 and 2006, respectively. In 2007, cash provided by operating activities consisted of net income of $7.0 million, increased by non-cash items of $14.5 million and net cash used for operating assets and liabilities of $14.0 million. Significant adjustments for non-cash items included depreciation and amortization of $17.1 million, stock-based compensation of $2.7 million, and restructuring charges of $2.4 million, which were partially offset by the gain on the sale of Labsphere of $6.4 million. Significant changes in working capital accounts included expenditures for increased inventories of $7.0 million and increased other current and non-current assets of $4.1 million, in addition to decreases in other current and non current liabilities of $7.7 million. The increase in inventories was primarily related to buildup of inventory in anticipation of higher fourth quarter sales and relocation of certain manufacturing activities to the U.S., as well as the impact of changes in foreign exchange rates. The decrease in other current and non-current assets includes reductions of accruals for compensation and benefits, restructuring activities, and final payment of the remaining outstanding Amazys shares. These increases in cash were partially offset by a $5.6 million decrease in accounts receivable, primarily the result of lower sales in the third quarter of 2007 compared with the fourth quarter of 2006.

In 2006, cash provided by operating activities consisted of a net loss of $26.4 million, offset by non-cash items of $31.3 million and net cash provided by operating assets and liabilities of $14.0 million. Significant adjustments for non-cash items included $10.2 million in depreciation and amortization charges. In addition, $13.5 million in restructuring charges and $11.1 million of acquired in-process research and development write offs were incurred in connection with the Amazys acquisition. Share-based compensation charges, excluding the share-based compensation expense recorded as part of restructuring, of $1.4 million were recorded for the nine month period due to the adoption of SFAS No. 123(R). The aforementioned items were offset by a $2.1 million gain on derivative financial instruments utilized as a hedge of the cash component of the Amazys acquisition and an increase in deferred tax assets of $3.0 million. Significant changes in working capital accounts included a decrease in receivables of $15.2 million and an increase in other liabilities of $5.1 million.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Investing Activities

The most significant components of the Company’s investment activities in 2007 were (i) sale of business, (ii) capital expenditures, (iii) proceeds from sales of property and equipment, and (iv) increase in capitalized software costs.

During the first nine months of 2007, the main sources of cash provided by investing activities were the sale of Labsphere and the sale of property and equipment, which provided $14.3 million and $4.2 million, respectively, in proceeds. Partially offsetting these sources of cash were capital expenditures of $6.2 million. Included in capital expenditures was $1.8 million related to the renovation costs of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan, which was placed into service in January 2007. The remaining capital expenditures of $4.4 million were related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland. The Company anticipates capital expenditures for the remainder of 2007 will be approximately $2.7 million, focused on machinery, tooling, and information technology upgrades.

Significant cash used for investing activities in 2006 included the acquisition of Amazys which required $193.4 million of cash, and the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility, which required $19.5 million. Sources of cash to meet these needs came from short and long term borrowings (see Financing Activities below), sales of short-term investments, and cash acquired as part of the Amazys transaction.

Financing Activities

The Company’s principal financing activities were the management of short and long term indebtedness incurred in connection with the Amazys acquisition and the new corporate headquarters building, and issuance of common stock in connection with the Amazys acquisition, exercise of stock options, and shares purchased in the employee stock purchase plan.

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage requires monthly interest payments based on LIBOR plus 1.75 percent. The principal balance was initially due in full in March 2007, but during March 2007 the Company extended the mortgage on the property through December 2007. The Company anticipates it will extend the mortgage beyond this date as it completes the sale of the property as outlined in “Corporate Headquarters” below.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million and replaced the Company’s previous line-of-credit. The credit facilities consisted of a $160 million first lien loan, which was comprised of a seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. During the third quarter of 2007, the Company elected to change the index for its interest rate calculations for both its first and second lien facilities, from the three month LIBOR plus 225 and 500 basis points, respectively, to the 30 day LIBOR plus 225 and 500 basis points, respectively. Subsequent to the quarter end, the Company elected to change the indices to the Prime Rate plus 125 and 400 basis points for the first and second lien facilities, respectively, in anticipation of re-financing activity associated with the acquisition of Pantone, Inc., which was completed on October 24, 2007. See Note 18 to the Condensed Consolidated Financial Statements for further discussion of the Pantone acquisition.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

In connection with the Pantone acquisition, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a five-year term loan of $270 million and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. Initial rates were set at the 30 day LIBOR plus 350 and 750 basis points, respectively. Rates are reset periodically.

As of September 29, 2007, the Company had drawn $9.9 million against its revolving line of credit. This line was refinanced on October 24, 2007 and incorporated into the first lien of the Company’s new credit facilities as noted above.

The Company’s credit facilities in existence at September 29, 2007 contained certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of September 29, 2007.

In September 2006, the Company entered into four floating to fixed interest rate swap agreements with a combined notional amount of $153.0 million, each of which was designated as a cash flow hedge against the outstanding borrowings of the Company. These agreements result in the Company paying or receiving the difference between the three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. Under SFAS 133, these swap transactions are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of each swap transaction is recorded in other comprehensive income, in shareholders’ investment, net of deferred tax expense. The ineffective portion of the change in fair value, if any, is recognized in current period earnings in general and administrative expenses. In June 2007, a swap agreement with a notional value of $24.9 million expired and has not been replaced. The fair value of the remaining interest rate swaps at September 29, 2007 resulted in a liability of $1.2 million which is recorded in both current and long-term other liabilities, depending on the expiration date of the underlying instrument. During the nine months ended September 29, 2007, the Company received net interest settlements of $0.1 million and the impact of interest accruals on these instruments was not material.

The counterparty to all of the Company’s derivative financial instruments is a major financial institution. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the terms of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over each agreement’s remaining life. The Company does not anticipate non-performance by the counterparty given its high credit ratings, and no material loss would be expected from non-performance by the counterparty.

During the first nine months of 2007, the Company issued 355,974 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $3.3 million of cash. In addition, 199,897 shares were granted under the Company’s Restricted Stock Plan and 19,020 shares were issued in connection with the completion of the Amazys acquisition. During the first nine months of 2006, the Company issued 64,570 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, generating $0.6 million in cash. In addition, 126,210 shares were granted under the Company’s Restricted Stock plan and 7,221,458 shares were issued in connection with the Amazys acquisition.

On January 8, 2007, the Company announced the Board of Directors decision to suspend payment of its quarterly dividend of $.025 effective immediately. This decision was made to create additional liquidity to speed repayment of borrowings related to the Amazys acquisition and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis. The Company paid quarterly dividends at a rate of $.025 per share in 2006, which required the use of $1.8 million of cash in the first nine months of 2006.

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

Acquisition of Pantone, Inc.

On October 24, 2007, the Company acquired Pantone, Inc., a worldwide market leader in color communication and specification standards in the graphic arts, textiles, and fashion industries, for a purchase price of $180.0 million (net of cash acquired of $0.4 million). The purchase price was paid in cash and is subject to final working capital adjustments. The transaction was financed entirely through new borrowings. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the financing arrangements. The Company believes the acquisition of Pantone enhances its revenue generating opportunities and further diversifies its revenue base by adding color standards to its hardware, software and service solutions. The Company plans to leverage its global presence and distribution capabilities to expand the reach of Pantone’s color solutions, while achieving significant synergies in marketing, operations, and administration.

Discontinued Operations

On February 7, 2007, the Company completed the sale of its Labsphere subsidiary to Halma Holdings plc (“Halma”). Labsphere, which is based in North Sutton, New Hampshire, provides integrated spheres and systems as well as reflectance materials to the light measurement markets. This divestiture was part of the Company’s ongoing strategy to focus resources on its core color-related businesses. Under the terms of the agreement, Halma acquired all of the outstanding Labsphere stock for $14.3 million in cash. Proceeds from the sale were used to reduce the principal balance of the Company’s first lien credit facility.

The Company recorded a net gain on the sale of $7.6 million during the quarter ended March 31, 2007, which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the Condensed Consolidated Statements of Operations. In accordance with SFAS 144, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sales of these policies, which was included as a component of Operating Income. At September 29, 2007, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for the 2005 and 2006 policy years, and no payments have been made through September 29, 2007, relating to the 2007 policy year. This election is not expected to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company is continuing to review its options with regard to the future of the remaining policies.

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

On October 23, 2007, the Company entered into a non-binding Letter of Intent (the “LOI”) to sell its former corporate headquarters property for $14.0 million dollars. The LOI provides for a 30 day period to negotiate and execute a Definitive Agreement, at which time an initial earnest money deposit of $125,000 will be due to the Company to be held for the benefit of the Buyer. The Buyer has a 120 day due diligence period to evaluate the property. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process, as well as the granting of governmental approvals related to the future planned usage of the property, and is expected to occur no later than 30 days following the expiration of the due diligence period.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since December 30, 2006, the end of its last fiscal year.

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

NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No.159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). The Company is currently evaluating the provisions of SFAS No. 159, but does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). As of the first quarter of 2007, the Company has suspended its quarterly dividend payment indefinitely; therefore EITF 06-11 is not currently applicable to the Company.

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

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisition of Amazys. At September 29, 2007, contracts with a notional value of $128.1 million and a fair value of ($1.2) million were outstanding that were designated as cash flow hedges in accordance with SFAS 133. The Company does not trade in financial instruments for speculative purposes.

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

Changes in Internal Control Over Financial Reporting

During the nine month period ended September, 2007, no changes occurred in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

PART II OTHER INFORMATION

Items 1, 1A, 2, 3, and 5 are inapplicable and have been omitted.

Item 4	Submission of Matters to a Vote of Security Holders - None

PART II OTHER INFORMATION

Item 6	Exhibits

(a)	Exhibit Index

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 8, 2007	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer

November 8, 2007	/s/ Mary E. Chowning
Mary E. Chowning
Executive Vice President and Chief Financial Officer