Form 10-K
period 2007-12-29
X RITE INC
filed 2008-03-13
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On March 3, 2008, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 29,049,119.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $424,033,023 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 79.

FORM 10-K

X-Rite, Incorporated

For The Year-Ended December 29, 2007

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

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in New Jersey and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, China, Japan and India. Manufacturing facilities are located in the United States, Switzerland, Germany, and Italy.

X-Rite was organized in 1958 as a Michigan corporation and completed its initial public offering of common stock in April of 1986. We have grown through internal expansion and acquisitions, investing heavily over the past three years in our core color businesses.

•	Pantone, Inc. Acquisition

We completed the acquisition of Pantone, Inc. (Pantone) on October 24, 2007 for $176.1 million. Pantone is a leader in color inspiration, communication and specification standards in the creative design industries. Its flagship product, the PANTONE® MATCHING SYSTEM®, is a key color standard in the graphic arts, printing, publishing and advertising industries. Pantone also provides color standards and design tools for the fashion, home furnishings, architecture, paint, interior and industrial design industries.

•	Amazys Holding AG Acquisition

We completed the acquisition of Amazys Holding AG (Amazys) on July 5, 2006 for $306.7 million. Amazys is a color management solutions company, based in Switzerland that develops markets, and supports hardware, software, and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries.

•	Product Innovation

In 2007, we introduced seven new products and three major product upgrades. We also devoted substantial resources to research and development, streamlining the development process, and achieving functional design excellence. In 2007, we spent approximately fourteen percent of our revenues on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, standards, and services.

•	International Operations

With offices in thirteen countries outside the U.S. and service centers across Europe, Asia, and the Americas, X-Rite continues to improve its ability to conduct business with customers around the world. In 2007, international sales represented 65.7 percent of total revenue. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries: X-Rite GmbH, Cologne, Germany and X-Rite Asia Pacific Limited, Hong Kong. In 1994, we established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, a French subsidiary, X-Rite Méditerranée SARL, was established by acquiring a branch of an X-Rite dealer located near Paris. In 2002, we opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The Peoples Republic of China. This subsidiary coordinates activity with previously opened representative offices in Beijing, Tianjin and Guangzhou strengthening our ability to serve China’s growing markets. In 2003, we affirmed our commitment to Japan and the many multi-national companies that reside there by expanding our sales office and creating a new company, X-Rite, K.K. In 2006, we expanded our global presence even further through the acquisition of Amazys Holding AG, a color solutions company based in Switzerland. As a result of the Amazys acquisition the Company established its European headquarters in Regensdorf, Switzerland. As a result of the 2007 acquisition of Pantone the Company increased our global presence through the addition of a sales office in Mumbai, India.

MAJOR MARKETS

X-Rite operates in two reportable business segments: (1) Color Measurement and (2) Color Standards. The Color Measurement segment represented 96.4 percent of X-Rite’s total net sales in 2007. The Color Measurement segment provides end-to-end solutions that combine hardware, software, and services to customers. The Color Standards segment represented 3.6 percent of X-Rite’s total net sales in 2007. The Color Standards segment develops and markets products for the accurate communication and reproduction of color. Both reportable segments service the following major markets.

Further information relating to segments is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this report.

Imaging and Media

The Imaging and Media market consists of two major markets: Digital Imaging and Printing.

X-Rite’s Digital Imaging markets consist of solutions for graphic designers, photo processing, photography, graphic design, pre-press service bureaus, and a myriad of calibration tools for image setters, raster image processors, and other digital applications. Our product solutions work to create value at key stages of the workflow by reducing waste, increasing productivity and enhancing quality.

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

Industrial

Our Industrial market is concentrated in the quality and process control markets. We design, develop, and manufacture precision instrumentation, software, and systems for global manufacturers, fulfilling a need to measure color for formulation, quality, and process control for paint, plastics, and textiles. Accurate color reproduction and global supply chain management offer businesses a competitive advantage, and are important factors when products are assembled from parts made around the world. X-Rite industrial product solutions are designed to reduce waste, increase production uptime, improve process management, and enable global color communication.

Color Support Services

Our Color Support Services market provides customers access to color professional specialists, training, and technical support worldwide through color seminars, classroom workshops, on-site consulting, and interactive media development. Our Color Services business provides both major manufacturers and end users with comprehensive solutions for their color and workflow problems. Color Support Service additionally operates and manages the Company’s service repair operation with facilities around the world and specializing in repairing all X-Rite equipment. The products repaired by the service department include products currently covered by our warranty program as well as those products which are out of warranties.

Retail

X-Rite’s Retail market serves two major markets: paint matching and home décor. The paint matching market is conducted under the name of Match Rite. X-Rite is a leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and it has established a strong presence in Europe and other regions of the world. X-Rite’s Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment promoting sophisticated shade matching capabilities for the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base and other facets of the home décor industry.

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

Light Measurement—X-Rite develops and manufactures color and light measurement instrumentation and software. The light measurement product line precisely measures the light output of the most sophisticated high-intensity discharge (HID) lamps produced today. In addition, they have a line of laboratory products, including integrating sphere systems for light measurement. The Light product line also specializes in color viewing systems designed to increase productivity and reduce costs, while providing accurate simulation of natural daylight.

PRODUCTS

X-Rite’s color measurement and management solutions are comprised of hardware, software, and services. Here is a brief overview of the primary components that make up our product lines.

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

Color Standards

The Color Standards segment includes the operations of the Pantone, Inc. business unit. Pantone, Inc. is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint.

OTHER INFORMATION

Manufacturing, Sourcing and Service

We manufacture the majority of our products at our manufacturing facilities in Grand Rapids, Michigan and Regensdorf, Switzerland. We generally have multiple sources for raw materials, supplies and components. Product repair and service is provided at eleven locations throughout the world.

Competition

The Color Measurement and Color Standards businesses are competitive and subject to technological change, evolving customer requirements, and changing business models. We face strong competition in many areas of our current business activities. The rapid pace of technological change creates new opportunities for both our existing competitors as well as start-ups. Moreover, the rise of new industry alliances and new mergers and acquisitions can dramatically change our competitive landscape and can result in competitors with significant resources in research and development, marketing and sales. Customer requirements change quickly as a result from new and more cost efficient technologies. We face direct competition from approximately three firms which are producing competing products in the Imaging and Media category, approximately six manufacturers of competing products in the retail and industrial markets, and approximately five distributors in the Color Standards industry; some of whom have significant resources and sales. The primary basis of competition for all the Company’s products is technology and IP, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Employees

As of December 29, 2007, the Company employed 1,018 people on a full time basis, of which 650 were in the United States. We believe generally we have good relationships with our employees.

Patents

As of December 29, 2007, X-Rite owned 154 patents and had 197 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

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

Significant Customers

In 2007 the Color Measurement segment had one significant customer which accounted for $28.3 million or 11.4 percent, of total net sales in 2007. No single customer accounted for more than 10 percent of total net sales in 2006 or 2005.

Backlog

The Company’s backlog of scheduled but unshipped orders was $27.7 million as of January 26, 2008, and $16.8 million as of January 27, 2007. This backlog is expected to be filled during the current fiscal year.

Research, Development and Engineering

During 2007, 2006, and 2005 the Company expensed $34.7, $25.3, and $15.0 million, respectively, on research, development, and engineering.

In addition to the research, development, and engineering costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $3.7, $3.0, and $3.8 million in 2007, 2006, and 2005, respectively. The related amortization expense was included in cost of sales (see Note 1 to the Consolidated Financial Statements).

ITEM 1A.	RISK FACTORS

There are many risk factors that may adversely affect the Company’s operating results including the following:

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with international operations.

The acquisitions of Amazys in July of 2006 and Pantone in October 2007 significantly expanded our international operations. During fiscal 2007, we derived approximately 65.7 percent of our total revenues from sales of our products outside of the United States, compared with 60.7 percent during fiscal 2006 and 48.4 percent during fiscal 2005. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. There can be no assurance that we will maintain or expand our international sales. If the revenues generated from international activities, especially in emerging markets, are inadequate to offset the expense of maintaining such international operations, our business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of our businesses could also subject us and our results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, international sales and operations are subject to inherent risks, including:

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

Our ability to attract new customers, retain existing customers and pursue our strategic objectives depends on the continued services of our current management, sales, product development and technical personnel and our ability to identify, attract, train and retain similar personnel. Competition for top management personnel is intense and we may not be able to recruit and retain the personnel we need if we are unable to offer competitive compensation and benefits. The loss of any one of our management personnel, or our inability to identify, attract, train, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully and pursue our strategic objectives. We do not carry key person life insurance on any of our employees. Similarly, competition for skilled sales, product development and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of key sales, product development and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

Our indebtedness following our offer will be higher than our existing indebtedness.

On October 24, 2007, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis. We have entered into certain interest rate swaps to, in effect; convert the interest rates of the floating-rates based on LIBOR into a fixed interest rate. Higher interest rates would accordingly result in increased interest expense. While we presently mitigate the risk of higher interest rates through interest rate swaps, there can be no assurance that we will maintain a matched portfolio in the future

After the completion of the offer we will have a substantial amount of debt which will require significant interest and principal payments. Our level of debt and the limitations imposed on us by our credit agreements could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance, because, among other things:

•	we may be placed at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	our ability to complete future acquisitions may be limited;

•	we will have to use a portion of our cash flow for debt service rather than for investment in research and development and capital expenditures

•	we may not be able to obtain further debt financing and/or we may have to pay more for such additional financing as we are able to obtain;

•	we may not be able to take advantage of business opportunities; and

•	we will be more vulnerable to adverse economic conditions.

The senior credit facilities contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of transactions

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

Moreover, if one or more rating agencies downgrades our credit rating, we may have difficulty obtaining additional financing and/or our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

Uncertainties exist in integrating the business operations of X-Rite and Pantone.

We intend, to the extent reasonably practicable, to integrate our operations with those of Pantone. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the anticipated synergies of consolidation and enhanced growth opportunities. Actual costs to complete the synergies may exceed the our preliminary estimates. There can be no assurance that we will not encounter difficulties integrating our operations with Pantone’s operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The potential difficulties of combining the operations of the companies may include, among other things:

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between X-Rite and Pantone;

•	coordinating and consolidating ongoing and future research and development efforts;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining strategic partners and attracting new strategic partners;

•	retaining key employees;

•	retaining and integrating distributors and key sales representatives;

•	consolidating corporate and administrative infrastructures, including consolidating and integrating computer information and financial systems;

•	aligning and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	possible modification of operating control standards in order to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder; and

•	retaining and attracting new engineers and research and development personnel to support new products and new technology development.

For these reasons, we may fail to complete successfully the anticipated integration of X-Rite and Pantone, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate.

We are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may cause our profitability to decline.

In fiscal 2007, we derived approximately $163.4 million, or 65.7 percent of our total revenues, from sales of our products outside of the United States. Measured in local currency, a substantial portion of our business’

foreign generated revenues were generated in Swiss Francs, Euros and British Pound Sterling. The United States dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to other currencies could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities. We currently have no hedging or similar foreign currency contracts to mitigate the risk of exchange rate fluctuations. Fluctuations in the value of foreign currencies could adversely impact the profitability of our foreign operations.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

We have made significant expenditures to develop and acquire technology and intellectual property rights. We actively patent and trademark these properties when deemed appropriate and will vigorously defend them against infringement. Our failure to protect our intellectual property could seriously harm our business and prospects because developing new products and technologies is critical to our success. We will incur substantial costs in obtaining patents and, if necessary, defending our intellectual propriety rights. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. Our efforts to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures may not be adequate to protect our proprietary rights. Patent filings by third parties could render our intellectual property less valuable. Disputes may arise as to ownership of our intellectual property or as to whether products designed by our competitors infringe our intellectual property rights. Employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. In addition, intellectual property rights may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market position. Competitors may also capture market share from us by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. In addition, as sales of our products continue to grow internationally, our exposure to intellectual property infringements in countries where intellectual property rights protections are less stringent will increase. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be impaired, which would limit our growth and future revenue.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that others will not claim that our proprietary or licensed products are infringing on their intellectual property rights or that we do not in fact infringe on those intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed on their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements or to modify our products. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.

We may not have financing for future technology and capital requirements, which may prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

If we cannot incur additional debt or issue equity or are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings, improve our technology or increase our manufacturing capacity, particularly through strategic acquisitions or investments. Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditures and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights and preferences and privileges senior to those of holders of our common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on our operations. If we raised funds through the issuance of equity, this issuance would dilute your ownership of us.

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

The Company’s reliance on a primary manufacturing center may affect timely product production and profitability.

Manufacturing and service of much of our core color products are performed at our headquarters facility in Grand Rapids, Michigan, and in our European headquarters facility in Regensdorf, Switzerland. Should a catastrophic event occur at either of these facilities, our ability to manufacture products, complete existing orders, and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to cover the costs of certain catastrophic events . Our inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS—None

ITEM 2.	PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of March 1, 2008:

Location	Principal Uses	Owned/Leased
Grand Rapids, MI	Company headquarters, manufacturing, RD&E, sales, customer service, warehouse and administration	Owned

Grandville, MI	Previous headquarters, currently for sale	Owned

Tewksbury, MA	RD&E, sales, customer service, and administration	Leased

Greensboro, NC	Sales, customer service	Leased

Regensdorf, Switzerland	Manufacturing, RD&E, sales, customer service, warehouse and administration	Leased

Carlstadt, NJ	Manufacturing, RD&E, sales, customer service, warehouse and administration	Leased

Mumbai, India	Sales and customer service	Leased

Poynton, England	Sales, customer service, and administration.	Leased

Berlin, Germany	Manufacturing, RD&E, sales, customer service, warehouse, and administration	Leased

Neu-Isenburg, Germany	Sales, customer service	Leased

Martinsried, Germany	Manufacturing, RD&E, sales, customer service, training	Leased

Massy, France	Sales, customer service, and administration	Leased

Prato, Italy	Sales and customer service	Leased

Brixen-Bressanone, Italy	Manufacturing, RD&E sales, customer service	Owned

Vyskov, Czech Republic	Sales	Leased

Moscow, Russia	Sales	Leased

Quarry Bay, Hong Kong	Sales, customer service, and administration	Leased

Tokyo, Japan	Sales, customer service, and administration	Leased

Shanghai, China	Sales, customer service, and administration (3 sites)	Leased

Beijing , China	Sales and customer service	Leased

Guangzhou, China	Sales and customer service	Leased

As of March 1, 2008, X-Rite and its subsidiaries collectively own approximately 699,000 square feet of space and lease approximately 272,000 square feet. Included in these figures are 311,000 square feet owned and approximately 41,000 square feet leased related to facilities that have been closed or that are in the process of being closed as of March 1, 2008 as part of the Company’s restructuring plans. The Company is currently in the process of selling, subleasing, or negotiating lease break-fees for all of the closed facilities.

On February 14, 2006, the Company purchased a new corporate headquarters and manufacturing facility in Grand Rapids, Michigan for $13.4 million. The new facility is approximately 375,000 square feet and is located ten miles from the Company’s former headquarters. In December 2007, the Company entered into a definitive purchase agreement to sell the Company’s former headquarters, located in Grandville, Michigan, for $13.1 million plus reimbursement of certain property tax assessment payments made prior to closing of the transaction. The purchase agreement provides for a 120 day due diligence period for the buyer to evaluate the property. The buyer has deposited an initial earnest money deposit of $125,000 with an escrow agent to be applied as a credit to the purchase price at closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process as well as the granting of governmental approvals related to the future planned usage of the property.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 29, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions of all of the Company’s executive officers as of March 3, 2008.

Name	Age	Position	Position Held Since
Thomas J. Vacchiano Jr.	55	President, Chief Executive Officer	2006	(1)
Lynn J. Lyall	54	Executive Vice President, Chief Financial Officer	2008	(2)
Francis Lamy	49	Executive Vice President, Chief Technology Officer	2006	(3)

(1)	Mr. Vacchiano joined X-Rite as its President in July 2006 as part of the Amazys acquisition, and was appointed CEO upon the retirement of Michael C. Ferrara from that position in October 2006. Prior to joining X-Rite, Mr. Vacchiano served as President and Chief Executive Officer of Amazys, a color technology company headquartered in Switzerland, which was acquired by X-Rite on July 2006. He held that position for five years.

(2)	Mr. Lyall joined X-Rite on March 3, 2008 as Executive Vice President and Chief Financial Officer. Prior to joining X-Rite, Mr. Lyall served as Chief Financial Officer of Alticor, Inc., a $7 billion global consumer products business from 1999 to 2007. Prior to Alticor, he held the position of Chief Financial Officer at Blockbuster Entertainment Group from 1997 to 1999.

(3)	Mr. Lamy joined X-Rite as part of the Amazys acquisition in July 2006. Prior to joining X-Rite, Mr. Lamy served as the Executive Vice President and Chief Technology Officer for GretagMacbeth AG, the primary subsidiary of Amazys. He held that position for more than five years.

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted in the NASDAQ—National Market System under the symbol “XRIT”. As of March 1, 2008, there were approximately 906 shareholders of record. Ranges of high and low sales prices reported by The NASDAQ National Market System for the past two fiscal years appear in the following table.

	High	Low	Dividends Per Share
Year Ended December 29, 2007:
Fourth Quarter	$16.22	$11.05	$.000
Third Quarter	16.42	12.70	.000
Second Quarter	15.49	12.32	.000
First Quarter	13.36	10.90	.000

Year Ended December 30, 2006:
Fourth Quarter	$12.55	$10.26	$.025
Third Quarter	11.59	7.50	.025
Second Quarter	13.53	10.50	.025
First Quarter	13.32	10.00	.025

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

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the NASDAQ Stock Index (US & foreign) and NASDAQ Non-Financial Index for the five-year period ended December 29, 2007. The graph assumes an investment of $100 on December 31, 2002 in the company’s common stock, the NASDAQ Stock Index (US & foreign) and the NASDAQ Non-Financial Index, with dividends re-invested.

	2002	2003	2004	2005	2006	2007
X-Rite, Inc.	$100	$162	$229	$143	$176	$166
NASDAQ US & foreign	$100	$151	$164	$168	$185	$205
NASDAQ Non-Financial	$100	$153	$165	$169	$185	$210

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the five most recently completed fiscal years is summarized below. Such data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto and information included elsewhere in this Annual Report on Form 10K.

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Net sales from continuing operations	$248,710	$167,641	$119,626	$116,159	$106,468
Operating income (loss)	16,643	(25,660)	14,230	14,572	8,332
Income (loss) from continuing operations	(20,822)	(27,144)	9,406	12,122	5,494
Earnings (loss) per share from continuing operations:
Basic(1)	(.72)	(1.09)	.44	.58	.27
Diluted(1)	(.72)	(1.09)	.44	.57	.27
Dividends per share	.00	.10	.10	.10	.10
Total assets	$654,824	$462,259	$147,635	$134,293	$119,683
Long-term debt, less current portion	378,300	190,200	—	—	—

(1)	In 2007, the Company issued 363,162 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan. In addition, 343,041 shares were granted under the Company’s Restricted Stock Plan including 141,144 shares issued in connection with the Pantone acquisition. In 2006, the Company issued 96,450 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, 137,210 shares were granted under the Company’s Restricted Stock Plan and 7,221,458 shares were issued in connection with the Amazys acquisition. During 2005, 283,827 shares of common stock were issued in connection with employee stock option and purchase plans.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence including those listed in Item 1A – Risk Factors. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resources needs, tax rates, dividends, and potential new markets.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of X-Rite, Incorporated (also referred to as “X-Rite,” or “the Company”). For purposes of this discussion, amounts from the accompanying consolidated financial statements and related notes have been rounded to millions of dollars, except where separately disclosed, for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

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

Overview of 2007

Our results in 2007 were impacted significantly by the integration of the acquisition of our largest competitor, Amazys Holding AG. Additionally, we acquired the leading color communications and standards company, Pantone, Inc. These two acquisitions position X-Rite as a leader in the marketplace for color solutions. Significant events in 2007 include:

•	In October 2007, we announced the acquisition of Pantone for approximately $175 million in cash. The strategic rationale for the acquisition includes the following:

•	Creates the market leader in the color management industry

•	Acquisition of an important color brand and customer and partner base

•	Economies of scale are expected to result in annual operational cost savings estimated at $6 million by the end of year two

•	Extends our market opportunities in the design area and with new addressable markets

•	Augments our existing talent pool in marketing and brand building skills

•	We achieved a record annual revenue level of $248.7 million, a 48 percent increase over 2006 levels, as a result of our acquisitions of Amazys and Pantone.

•	We completed the sale of our Labsphere business at a favorable price in February 2007.

•	We launched seven new products including the innovative Vericolor Spectro non-contact soliution, Hubble home entertainment system, Personal Color Trainer, InpressControl CD74, and Personal Designer

During 2007 we continued to execute our comprehensive plan to integrate the Amazys acquisition which resulted in approximately $15 million of incremental achieved synergies. Since the transaction closed on July 5, 2006 we have achieved $21.1 million of cost synergies including the following:

•	Closure of 15 facilities worldwide including the Amazys US headquarters and manufacturing operations

•	Implementation of product line integration plans

•	Consolidation of key financial and back office operations including the conversion of substantially all IT systems to a common platform

•	Reduction of headcount by approximately 20 percent

As we look forward, our 2008 focus is on several key priorities—completing the final elements of the integration of Amazys, achieving our planned integration cost synergies for Pantone, growing and expanding our revenues and investing in product and technology innovation. Further, we believe the demand for innovative, cost effective color technology and solutions will continue to grow as our solutions become easier to use and our customers view color as an integral differentiator in their products and services. We are focused on developing the innovative products and solutions that our customers demand and executing our business strategies.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the 2007, 2006 and 2005 fiscal years and includes amounts expressed as a percentage of net sales (in millions):

	2007		2006		2005
Net Sales	$248.7	100.0%	$167.6	100.0%	$119.6	100.0%
Cost of sales:
Products sold	99.7	40.1	65.5	39.1	39.3	32.9
Restructuring charges	0.2	0.1	6.1	3.6	—	—
Inventory valuation adjustment	2.6	1.0	4.9	2.9	—	—

Gross profit	146.2	58.8	91.1	54.4	80.3	67.1
Operating expenses	129.6	52.1	116.8	69.7	66.1	55.2

Operating income (loss)	16.6	6.7	(25.7)	(15.3)	14.2	11.9
Interest expense	(22.1)	(8.8)	(8.8)	(5.3)	—	—
Gain on derivative financial instruments	—	—	2.1	1.3	—	—
Write-off of deferred financing costs	(5.5)	(2.2)	—	—	—	—
Gain (loss) sale of investments	0.8	0.3	—	—	(0.6)	(0.5)
Other income (expense)	(1.0)	(0.5)	0.3	0.1	(0.7)	(0.6)

Income (loss) before income taxes	(11.2)	(4.5)	(32.1)	(19.2)	12.9	10.8
Income taxes (benefit)	9.6	3.9	(5.0)	(3.0)	3.5	2.9

Income (loss) from continuing operations	(20.8)	(8.4)	(27.1)	(16.2)	9.4	7.9
Discontinued operations:
Income from operations	—	—	1.7	1.0	1.7	1.4
Net gain on sale	8.2	3.3	—	—	—	—

Net income (loss)	$(12.6)	(5.1)%	$(25.4)	(15.2)%	$11.1	9.3%

On October 24, 2007, the Company acquired Pantone, Inc., a worldwide market leader in color communication and specification standards in the creative design industries. Anticipated strategic, operational and financial benefits of the acquisition include a deepening of X-Rite’s range of offerings by adding color standards to its leadership position in hardware, software, and services solutions.

On July 5, 2006, the Company acquired Amazys Holding, AG, a primary competitor in key markets. The Company has a comprehensive plan to integrate the operations of the two Companies which includes:

•	Consolidation of product lines

•	Consolidation of global sales and marketing functions

•	Elimination of duplication in engineering and general and administrative functions

As a result of executing this comprehensive integration plan, various Amazys operations have been integrated into the operations of X-Rite as of December 29, 2007 and included in the sales attributable to X-Rite for the 2007 periods presented. As Amazys’ financial information is not included in the consolidated results for the first six months of 2006 or for the 2005 fiscal year (i.e., prior to the date of acquisition), comparability on a period to period basis is limited.

A key component of the integration plan for the Amazys acquisition involves consolidating the two companies’ product lines. This process includes elimination of certain overlapping products from each Company over the next one to two years. As such, the relative sales of products from each company may shift.

	2007		2006		2005
	(in millions)
Net Sales
Imaging and Media	$124.2	50.0%	$78.9	47.1%	$47.8	40.0%
Industrial	48.0	19.3	36.0	21.5	27.0	22.6
Color Support Services	28.3	11.4	21.8	13.0	12.8	10.7
Retail	22.2	8.9	20.7	12.3	24.6	20.5
Other	17.0	6.8	10.2	6.1	7.4	6.2

Total Color Measurement Segment	239.7	96.4	167.6	100.0	119.6	100.0
Color Standards Segment	9.0	3.6	—	—	—	—

Total Net Sales	$248.7	100.0%	$167.6	100.0%	$119.6	100.0%

As a result of the Pantone acquisition, the Company has two reportable segments, Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware and software technology business that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone, Inc. business unit. Pantone, Inc. is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint.

Net sales for 2007 increased $81.1 million, or 48.4 percent, over 2006. The Amazys acquisition and changes in product mix and selling price in the Color Measurement segment, as discussed below, increased revenue by $72.1 million. The addition of the Color Standards segment, as of October 24, 2007, contributed $9.0 million in revenue to the Company’s increased sales. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $6.7 million in 2007. Both domestic and international revenue increased, with international revenue accounting for 65.7 percent of net sales in 2007 compared to 60.7 percent in 2006.

Color Measurement Segment

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. The Imaging and Media business unit reported an increase in revenue of $45.3 million, or 57.4 percent, as compared to 2006. The increase in the Imaging and Media business unit was assisted by incremental European sales of $28.9 million, or 91.6 percent, compared to 2006. The growth in the Imaging and Media business unit was primarily through the acquisition of Amazys in mid 2006. As a result of the acquisition, the Company had year over year incremental sales to its largest customer of $17.1 million compared to 2006. In 2007, the company introduced several new products which contributed to increased sales and had full year sales for products that were launched in the second half of 2006.

In 2006, the Imaging and Media products group recorded an increase in net sales of $31.1 million, or 65.1 percent, compared with 2005. The increase consisted of $33.3 million of Amazys product sales since the acquisition, a $0.7 million increase in X-Rite Media sales, and a decrease in X-Rite Imaging sales of $2.9 million. On a combined basis the Company noted strengths in its major accounts and OEM channels which were fueled by strong demand for online, embedded, and bundled product solutions. These gains were offset by weakness in our other sales channels. The increase in Media sales for the traditional X-Rite product lines compared with 2005 was primarily the result of the successful launch of the Intellitrax product in late 2005. The decrease in sales of X-Rite Imaging products was primarily attributable to market uncertainty surrounding the Company’s product rationalization activities.

The Industrial group provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial business unit’s net sales increased by $12.0 million, or 33.3 percent compared to the prior year. European sales accounted for 43.0 percent, or $5.2 million, of the total sales increase for the industrial business unit. The year over year increase was primarily due to the Amazys acquisition and increased software sales in the industrial business unit.

Industrial sales in 2006, increased $9.0 million, or 33.3 percent, compared with 2005. Sales of Amazys products post acquisition contributed $13.3 million to 2006 net sales. Sales of the traditional X-Rite product lines increased $0.7 million or 2.2 percent in 2006, compared with 2005, primarily due to strong sales in the portables lines used in the plastics industry. Overall, sales for both Companies were negatively impacted by softening in the auto refinishing market, a slow down in supply chain business in the Americas and Asia due to project timing and competitive actions, as well as uncertainties in the market place over the product rationalization process that was on-going in the latter half of 2006.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. The Color Support Service division group also manages the Company’s service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services business unit was formed in 2007 as a result of the Amazys acquisition. The Color Support Services group recorded an increase in sales of $6.5 million or 29.8 percent compared to 2006. The increase in the Color Support Services business unit was primarily due to the Amazys acquisition. Increased sales of $5.9 million in Europe accounted for 91.0 percent of the Color Support Services increase from 2006.

The Retail business unit experienced a sales increase of $1.5 million, or 7.2 percent, for 2007 compared with 2006. This increase in sales was a result of an increase in European sales $2.1 million offset partially by decrease sales in North America of $0.8 million. The increase in Europe sales was a result of an expanded presence with key customers and the continued development of strong regional dealer partners. These factors, combined with a stronger resource commitment to the region, have enabled the growth.

For 2006, the Retail sales group had net sales of $20.7 million, a decrease of $3.9 million, or 15.9 percent, compared with 2005. The decline was attributable to softness in the North America market, which declined $5.7 million over 2005. This decline was partially off-set by growth in European sales, which increased $1.8 million over 2005. North American sales in 2006 were also negatively impacted by a lack of growth in the market size and the delayed launch of the Matchstik 1.1 handheld instrument. Several large rollout orders totaling $4.0 million in late 2005 also negatively impacted the 2006 to 2005 comparison.

The Company’s product lines denoted as Other consist of three primary categories, Medical, Dental and Light. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film. The Dental product line provides matching technology to the cosmetic dental industry thorough X-Rite’s ShadeVision systems. The Light product line specializes in color viewing systems designed to increase productivity and reduce costs, while providing accurate simulation of natural daylight. Other product sales represented $17.0, $10.2, and $7.4 million for the 2007, 2006, and 2005 years, respectively. Other product sales have ranged from 6.8 percent of sales to 6.1 percent of sales in the three years.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone, Inc. business unit. Pantone, Inc. is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. For 2007, the results presented in the color standards segment reflect the operations of Pantone since the October 24, 2007 acquisition date. For 2007, the color standards segment recorded $9.0 million in net sales.

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

Gross profit for 2007 was $146.2 million, or 58.8 percent of sales, compared with $91.1 million, or 54.4 percent of sales, in 2006. Included in cost of sales in 2007 was $0.2 million in restructuring expenses representing charges for the write-down of inventory and capitalized software directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. In addition, the Company recorded $2.6 million, or 1.0 percent of margin, in purchase accounting inventory adjustments as a result of the Pantone acquisition purchase price allocation. This allocation process required the Company to value the Pantone acquired inventory at estimated fair value less a normal profit margin as of the date of the acquisition and subsequently recognize this amount in operations as the related inventory was sold. The fair value valuation resulted in an increase to inventory of $15.4 million. The Company’s gross margin related to continuing operations was $149.0 million, or 59.9 percent of sales compared to $102.1 million, or 60.9 percent, in 2006. The decrease in margin was primarily due to the full year of Amazys production, whose gross margins have historically run 4 to 8 percent lower than X-Rite’s. Other factors contributing to the 2007 gross margin include manufacturing and material variances, and efficiencies generated from the movement of production from subsidiaries to the Michigan location.

Gross profit for 2006, was $91.1 million, or 54.4 percent of sales, compared with $80.3 million, or 67.1 percent of sales, in 2005. Included in cost of sales in 2006, was $6.1 million in restructuring expenses representing charges for the write-down of inventory, tooling, capitalized software and other intangible assets directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. In addition, the Company recorded $4.9 million in purchase accounting inventory adjustments as a result of the Amazys acquisition purchase price allocation. The Company’s gross margin would have been $102.1 million, or 60.9 percent, for 2006. The year over year decline in margins from 2005 was primarily attributable to the inclusion of Amazys for the second half of 2006. Other factors contributing to the decline in margins compared with 2005 include unfavorable manufacturing variances and increases in inventory scrap and obsolescence reserves including reserves for non-Rohs-Wees compliant components that are no longer used in production.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	2007		2006		2005
Selling and marketing	$60.6	24.4%	$43.4	25.9%	$34.9	29.2%
Research, development and engineering	34.7	14.0	25.3	15.1	15.0	12.5
General and administrative	28.2	11.3	23.7	14.1	17.4	14.5
Acquired in-process research and development	—	—	11.1	6.6	—	—
Restructuring	2.8	1.1	10.0	6.0	—	—
Integration	3.3	1.3	3.3	2.0	—	—
Founders insurance gain	—	—	—	—	(1.2)	(1.0)

Total	$129.6	52.1%	$116.8	69.7%	$66.1	55.2%

The effect of foreign exchange rates on operating expenses accounted for $3.8 million of additional operating expenses in 2007, $0.2 million in 2006, and was nominal in 2005.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. Selling and marketing expenses for 2007 were $60.6 million, an increase of $17.2 million, or 39.6 percent, compared with 2006. The increase was primarily a result of the full year selling expenses related to the Amazys acquisition. Included in the 2007 selling and marketing expenses are the costs associated with Pantone’s selling and marketing group of $1.9 million since the acquisition date. In addition selling and marketing expenses also include $1.8 million of acquisition related amortization expenses. As a percentage of sales, 2007 expenses were 24.4 percent compared to 25.9 and 29.2 percent for 2006 and 2005, respectively.

Selling and marketing expenses for 2006 were $43.4 million, an increase of $8.5 million, or 24.4 percent compared with 2005. The increase was primarily a result of the costs associated with the Amazys selling and marketing group which has incurred $8.9 million in 2006 since the acquisition date. In addition selling and marketing expenses also include $1.3 million of acquisition related amortization expenses. Excluding the increases due to Amazys related costs the X-Rite selling and marketing spending decreased $1.6 million compared to the prior year, or 4.4 percent.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States and Switzerland for both new product development and the support and refinement of existing product lines. RD&E expenses in 2007 increased $9.4 million, or 37.2 percent. Of this increase $3.5 million was attributable to acquisition related intangible amortization incurred from the July 2006 acquisition of Amazys and the October 2007 acquisition of Pantone. Also contributing to the increase over 2006 was the full year costs of the Amazys acquisition RD&E expenses. RD&E expenses as a percentage of sales were 14.0, 15.1 and 12.5 percent for 2007, 2006 and 2005, respectively. The Company intends to make investments in RD&E in the range of 12 to 14 percent of net sales for the foreseeable future.

RD&E expenses in 2006 increased $10.3 million, or 68.7 percent. Of this increase, $5.7 million was attributable to Amazys RD&E costs and $3.4 million was attributable to acquisition related intangible amortization, both incurred after the acquisition in July 2006. Excluding the Amazys related expenses, RD&E expenses for X-Rite increased $1.1 million, or 6.7 percent, over 2005 levels. Also contributing to the increase over 2005, an increase in non-capitalized software costs, increased costs of Rohs-Wees compliance, and expensing of share-based compensation as required by the adoption of SFAS 123 (R) in 2006. These costs were not expensed prior to this adoption (see Note 9 to the Consolidated Financial Statements for further discussion of share-based compensation).

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $3.7, $3.0, and $3.8 million in 2007, 2006, and 2005, respectively. The related amortization expense was included in cost of sales (see Note 1 to the Consolidated Financial Statements).

General and Administrative Expenses

General and administrative (G&A) expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. G&A expenses in 2007 increased $4.5 million, or 19.0 percent, over 2006. This increase is primarily attributable to a full year of expenses related to the Amazys G&A expenses. In addition, 2007 G&A expenses included $1.7 million of incremental expense related to amortization of intangible assets recorded as part of the Pantone and Amazys purchase price allocations. G&A expenses also included the results of Pantone of $0.9 million for the two months ended December 29, 2007.

G&A expenses in 2006 increased $6.3 million, or 36.2 percent, over 2005. This increase includes $4.2 million attributable to Amazys G&A expenses incurred since the acquisition. In addition, 2006 G&A expenses also included $0.6 million of expense related to amortization of intangible assets recorded as part of the Amazys purchase price allocation and an incremental charge of $1.3 million for share-based compensation which was not required to be expensed in 2005.

Acquired In-Process Research and Development

In 2006, the Company allocated $11.1 million to acquired in-process research and development (IPR&D) as part of the intangibles valuation process in connection with the Amazys acquisition. This value was calculated utilizing the income approach by determining cash flow projections related to IPR&D projects at the date of the acquisition. The full value of the acquired IPR&D intangible assets was written off at the date of acquisition in accordance with U.S. generally accepted accounting principles as technological feasibility had not been established and no future alternative uses existed. This write-off was included in a separate line on the Company’s Consolidated Statement of Operations. See Note 3 to the Consolidated Financial Statements for further discussion of the Amazys acquisition.

Restructuring

During 2006 and 2007, the Company executed restructuring actions relating to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of approximately 81 employees, all of which have been completed as of December 29, 2007, facility closures of approximately 14,348 square feet, various asset write-downs, and other restructuring charges related to consulting and legal fees. Total restructuring charges related to this plan in 2007 and 2006 are $19.2 million, comprised of $6.4 million in cost of sales related charges ($6.2 in 2006 and $0.2 million in 2007) and $12.8 million of operating expenses ($10.0 million in 2006 and $2.8 million in 2007). To date the Company has incurred all of these costs as of December 29, 2007, consisting of $10.9 million related to severance, $7.4 million related to asset write-downs, $0.7 million related to consulting and legal fees, and $0.2 million in facility closure costs. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines.

Costs associated with Amazys workforce reductions, facility closures, and other related items were included in the related purchase accounting. See Note 4 to the Consolidated Financial Statements for further discussion of purchase accounting.

As of December 29, 2007, the Company continues to evaluate restructuring activities, if any, associated with the Pantone acquisition.

Integration

Costs incurred related to the integration of the Company’s acquisitions that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the Company’s integration efforts and do not include normal business operating costs. Integration costs associated with the Amazys acquisition were $3.3 million and $3.3 million for the fiscal years ended 2007 and 2006, respectively. Integration costs associated with the Pantone acquisition were $0.1 million for the fiscal year ended 2007.

Founders Insurance

Included in 2005 operating expenses was a $1.2 million gain related to the sale of life insurance policies originally purchased to fund the Founders’ Share Redemption Program. Consistent with the treatment of expenses related to these life insurance policies, the gain has been included as a component of operating income. See Note 12 to the Consolidated Financial Statements and Founders’ Shares Redemption Program below for further discussion of the Founders’ Share Redemption Agreements and related life insurance policies.

Other Income (Expense)

Interest Expense

Interest expense was $22.1 million in 2007. In 2006, the Company had interest expense of $8.8 million. Interest expense in 2007 was related to the Company’s new debt facility obtained in connection with the October 2007 acquisition of Pantone and a full years interest expense related to the 2006 acquisition of Amazys. Interest expense in 2006 was primarily related to the debt incurred and amortization of associated financing costs in order to finance the acquisition of Amazys that occurred during July of 2006. The Company did not incur interest expense in 2005 since it did not have any amounts outstanding under its credit facility. See Note 7 to the Consolidated Financial Statements for further discussion of the Company’s short and long-term indebtedness.

Write-off of Deferred Financing Costs

In connection with the Pantone acquisition, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million in 2007 and replace the Company’s previous credit facilities entered into as a result of the Amazys acquisition. As the Company’s prior credit facilities were extinguished, the Company wrote off the remaining value of the deferred financing costs associated with the original credit facility. The net write-off related to the Company’s prior credit facility was $5.5 million in 2007.

Gain on Derivative Financial Instruments

In 2006, the Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash requirements associated with the acquisition of Amazys. These contracts had a notional value of CHF 260.1 million ($210.3 million) and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million, which was recorded as a component of other income.

Gain on sale of investment

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

During the second quarter of 2007, an investment held by the Company’s former venture capital firm, XR Ventures (“XRV”), which had previously been written off, was sold. Proceeds from the transaction for the XRV interest in this investment were received in the form of restricted stock of a publicly traded company which was valued at $0.8 million at the date of sale. The restriction on the stock will lift in the second quarter of 2008. The Company could also receive additional shares in this transaction upon finalization of certain acquisition contingencies. The value of these additional shares, if any, is not expected to be significant.

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

Other, net

Other income consists of foreign currency, investment income and investment impairments. The Company’s investment portfolio was liquidated in June 2006 to provide funding for the Amazys acquisition. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

Income Taxes

In 2007, the Company recorded a tax expense of $9.6 million against a pre-tax loss from continuing operations of $11.3 million. The Company’s effective tax rate was negatively impacted by the recording of valuation allowances of $13.4 million against many of its current deferred income tax assets, research and experimentation credit carry-forwards and net operating loss carry-forwards for which it is currently not more likely than not that a future benefit will be realized under the current accounting standards. The net operating loss carry-forwards are on operations in the United States which expire in twenty years and also on operations outside of the United States which do not have expiration dates. Valuation allowances on deferred income tax assets related to the Amazys and Pantone acquisitions were recorded as an offset to Goodwill.

Effective December 31, 2006, (fiscal year 2007), the Company adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a threshold of more likely than not to be sustained upon examination. The adjustment to retained earnings upon adoption of FIN 48 on December 31, 2007 was $0.2 million.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from December 31, 2006 to December 29, 2007 (in thousands):

Balance as of December 31, 2006	$4,331

Increases related to prior year tax positions	636
Decreases related to prior year tax positions	(532)
Increases related to current year tax positions	88
Decreases related to settlements with taxing authorities	(49)
Decreases related to the lapsing of the statute of limitations	(456)

Balance as of December 29, 2007	$4,018

The Company’s FIN 48 liabilities are recorded as a component of accrued income taxes in the accompanying consolidated financial statements.

The Company is currently in negotiations or has settled several tax matters in 2008 with a value of $4.1 million, but does not anticipate other significant changes to its FIN 48 liabilities during the next twelve months.

Unrecognized tax benefits including interest and penalties, that, if recognized would favorably affect the Company’s effective tax rate in the future were $5.8 and $5.1 million as of December 29, 2007 and December 30, 2006, respectively.

It is the Company’s policy to include interest and penalties related to gross unrecognized tax benefits in its provision for income taxes, as of December 29, 2007, the Company had accrued $1.8 million for payment of interest and penalties.

The Company and its subsidiaries are periodically examined by various taxing authorities. The Company files federal state and local tax returns in the United States as well as several foreign countries. Its primary income tax jurisdictions are the United States and Switzerland. The Internal Revenue Service has examined the Company’s federal tax returns through 2001. The tax years 2002 -2007 remain subject to examination by the Internal Revenue Service for federal income tax purposes, and the years 2004-2007 remain subject to examination by the appropriate governmental agencies for Swiss tax purposes.

In 2006, the Company recorded an income tax benefit of $5.0 million against a pre-tax loss of $32.2 million, for an effective tax rate of 15.7 percent. The 2006 effective tax rate was favorably impacted by benefits associated with the X-Rite international operations and research and development credits that were offset by nondeductible in-process research and development costs and a change in the valuation allowance associated with the recognition of deferred income tax assets. Amazys operations since the acquisition date incurred $2.6 million of domestic and foreign income taxes in 2006.

The Company is currently in the process of evaluating potential tax structures related to the Amazys and Pantone acquisitions that may allow for some or all of the purchase accounting adjustments to receive more favorable tax treatment.

In 2005, the Company recorded income tax expense of $3.5 million against pre-tax income of $12.9 million, which equated to an effective tax rate of 27.3 percent. The 2005 provision calculation was impacted favorably by certain international tax benefits, research and development credits, and tax benefits associated with the sale of the Founders’ life insurance policies.

Net Income

As a result of the revenue, gross margin, and expense changes discussed above, the Company recorded income (loss) from continuing operations of $(20.8), $(27.1), and $9.4 million for 2007, 2006, and 2005, respectively. On a per share basis, fully diluted earnings (loss) per share were $(0.72), $(1.09) and $0.44 for 2007, 2006 and 2005, respectively.

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

The Company recorded a net gain on the sale of $8.2 million for the year ended December 29, 2007, which is presented as a gain on sale of discontinued operations in the accompanying Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore, all of the Company’s interest expense is included within continuing operations.

As a result of the sale of Labsphere the Company recorded net income from discontinued operations of $8.2, $1.7, and $1.7 million for 2007, 2006, and 2005, respectively. On a per share basis, fully diluted earnings per share from discontinued operations were $0.28, $0.06 and $0.08 for 2007, 2006 and 2005, respectively.

The Company recorded net income (loss) of $(12.6), $(25.4) and $11.1 million for 2007, 2006 and 2005, respectively. On a per share basis, fully diluted earnings (loss) per share were $(0.44), $(1.03) and $0.52 for 2007, 2006 and 2005, respectively.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2007 and 2006 than in 2005, due to the issuance of 7.2 million shares in the third quarter of 2006 as part of the consideration paid to acquire Amazys. In addition, the average number of common shares outstanding was slightly higher each year in 2007, 2006, and 2005 due to shares being issued in connection with the Company’s employee stock purchase program, stock option plan and share grant activity, and shares issued in connection with prior acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, and short-term investments, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	2007	2006	2005
Net cash flow provided by (used for):
Operating activities	$8.8	$20.5	$8.9
Investing activities	(168.6)	(210.2)	(12.2)
Financing activities	166.4	195.8	(0.4)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.3	0.5

Net increase (decrease) in cash and cash equivalents	7.4	6.4	(3.2)
Cash and cash equivalents, beginning of period	12.9	6.5	9.7

Cash and cash equivalents, end of period	$20.3	$12.9	$6.5

Cash, Cash Equivalents and Short-Term Investments

At December 29, 2007, the Company had cash and cash equivalents of $20.3 million and no short-term investments. At December 30, 2006, the Company had cash and cash equivalents of $12.9 million and no short-term investments. As of December 29, 2007, approximately $12.4 million of cash and cash equivalents were held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $8.8, $20.5 and $8.9 million for 2007, 2006 and 2005, respectively. In 2007, cash used for operating activities consisted of a net loss of $12.6 million and net cash used for operating assets and liabilities of $12.7 million offset by non-cash items of $34.0 million. Significant uses of cash in 2007 included decreases in other current and non-current liabilities of $15.1 million and increases in inventories of inventories of $7.8 million, respectively, partially offset by increases in accounts receivable.

In 2006, cash provided by operating activities consisted of a net loss of $25.5 million, offset by non-cash items of $36.5 million and net cash provided by operating assets and liabilities of $9.5 million. Significant sources of cash in 2006 included decreases in accounts receivable of $10.0 million and decreases in other current and non current assets of $9.4 million, partially offset by decreases in other current and non current liabilities, income taxes, and accounts payable.

In 2005, net cash from operating activities consisted of net income of $11.1 million plus non-cash items of $8.1 million and reduced by net cash used for operating assets and liabilities of $10.3 million. The adjustment for non-cash items included $6.2 million in depreciation and amortization charges and $1.4 million in deferred tax benefits, partially offset by a $1.2 million gain on sale of life insurance policies related to the Founders’ Share Redemption Program, as discussed more fully in Note 12 to the Consolidated Financial Statements and below in Founders’ Share Redemption program. The use of operating funds was primarily driven by increased sales volume in the fourth quarter of 2005, compared with 2004. Increases were recorded in accounts receivable, inventories, prepaid expenses and other current assets of $6.9, $3.4, and $2.2 million, respectively. These cash uses were partially offset by cash provided by increases in accounts payable and income taxes payable of $1.3 and $1.0 million, respectively.

Investing Activities

The most significant components of the Company’s investment activities are (i) strategic acquisitions, (ii) capital expenditures, (iii) proceeds from sales of subsidiaries, and (iv) proceeds from sales of property and equipment. Net cash used for investing activities during 2007, 2006 and 2005 was $168.6, $210.2 and $12.2 million, respectively.

The significant increase in cash used for investing activities in 2007 was primarily attributable to the acquisition of Pantone, which required $176.1 million, net of cash received (see Acquisition of Pantone below), and capital expenditures of $7.6 million. Sources of cash to meet these needs came from the sale of the company’s Labsphere subsidiary and short and long term borrowings (see Financing Activities below).

The significant increase in cash used for investing activities in 2006 was primarily attributable to the acquisition of Amazys, which required $195.2 million, net of cash received (see Acquisition of Amazys Holding AG below), and capital expenditures of $28.9 million, which include the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility. Sources of cash to meet these needs came from short and long term borrowings, operating cash flows, liquidation of the short-term investment portfolio, and cash acquired as part of the Amazys transaction.

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

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. The Company did not make any premium payments for the 2007, 2006 or 2005 policy years. The Company does not expect this to materially impact the cash surrender values in the short-term, or payment of benefits under the policies. The Company continues to review its options with regards to the future of the remaining policies.

Capital expenditures were $7.6 million in 2007, compared with $28.9 million in 2006 and $4.7 million in 2005. The large amount of capital expenditures in 2006 was due to $24.3 million related to the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan.

Financing Activities

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage was renewed and extended in October of 2007, during which time the Company made a principal payment of $4.8 million.

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

In connection with the July 5, 2006 Amazys acquisition, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million and replaced the Company’s previous line-of-credit. The credit facilities consisted of a $160 million first lien loan, which was comprised of a $60 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company. Both facilities provided variable interest rate options from which the Company selected for interest calculations. Subsequent to the end of the third quarter in 2007, the Company elected to change the indices to the Prime Rate plus 125 and 400 basis points for the first and second lien facilities, respectively, in anticipation of re-financing activity associated with the acquisition of Pantone, Inc., which was completed on October 24, 2007. See Note 3 for further discussion of the Pantone acquisition.

In connection with the October 24, 2007 Pantone acquisition, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. As of December 29, 2007, the Company has selected the three month LIBOR plus 350 and 750 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis.

As of December 29, 2007, the Company had $6.0 million drawn against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $31.3 million until such time that the mortgage loan on the Company’s Grandville, Michigan facility is repaid in full. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

The Company recorded deferred financing costs in connection with the secured senior credit facilities discussed above. These costs are currently being amortized over the lives of the related facilities. The remaining unamortized balance as of December 29, 2007 was $15.8 million.

The Company utilizes interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. The effective portion of the derivative’s gain or loss is initially recorded as a component of other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affects earnings. The ineffective portion of the gain or loss, if any, is recognized in current period earnings in general and administrative expenses.

As of December 29, 2007, the combined notional amount of outstanding swap agreements was $336.1 million. Certain of these swap agreements have notional amounts that fluctuate over their lives. The fair value of outstanding interest rate swaps at December 29, 2007 was a liability of $4.9 million which was recorded in both current and long-term other accrued liabilities, depending on the expiration date of the underlying instrument.

In 2007, the Company issued 363,162 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $3.4 million of cash. In addition, 343,041 shares were granted under the Company’s Omnibus Stock Plan. In 2006, the Company issued 96,450 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $0.9 million of cash. In addition, 137,210 shares were granted under the Company’s Restricted Stock Plan and 7,221,458 shares were issued in connection with the Amazys acquisition. During 2005, 283,827 shares of common stock were issued in connection with employee stock option and purchase plans, which generated $1.7 million of cash.

On January 8, 2007, the Company announced the Board of Directors decision to suspend payment of its quarterly dividend of $.025 per share effective immediately. The Company paid annual dividends at a rate of $.10 per share in 2006, and 2005 requiring the use of $2.5, and $1.1 million of cash, respectively. This decision was made to suspend the payment of its quarterly dividend to speed in the repayment of borrowings related to the Amazys acquisition and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis.

The Company believes its current liquidity, future cash flows, and secured indebtedness should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. These requirements include the payment of principal and interest on indebtedness, funding of operations, life insurance premiums, and capital expenditures. The company intends to enter into discussions to amend certain terms in its credit arrangements to allow for greater operating flexibility. Should additional funding be required, supplemental borrowing arrangements are the most probable alternative for meeting capital resource and liquidity needs.

Acquisition of Pantone

On October 24, 2007, the Company completed it’s acquisition of Pantone, Inc. (“Pantone”), for a purchase price of $174.4 million. Pantone is the worldwide market leader in color communication and specification standards in the creative design industries. The Company also provides color standards and design tools for the fashion, home furnishings, architecture, paint, interior, and industrial design industries. The Company believes that the grouping of X-Rite and Pantone’s technology platforms and standards and the expanded customer base that the acquisition brings should help drive innovation and growth and further diversify the Company’s business.

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration paid for Pantone	$174,379
Transaction costs	1,738

Total acquisition consideration	$176,117

The transaction was funded exclusively with cash, financed through new borrowings. Total cash acquired with the Pantone purchase was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Pantone have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the Pantone acquisition has been allocated to that segment. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and tax structuring decisions, as well as the completion of the integration process. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation.

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

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. On January 31, 2007, the Company completed the compulsory acquisition process under Swiss law whereby, each Amazys share that remained outstanding was cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share. Cash consideration for this portion of the acquisition was $0.6 million including transaction costs, and the fair value of common stock issued was $0.2 million.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At December 29, 2007, the Company’s remaining life insurance portfolio consists of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the agreements, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make premium payments for the 2007, 2006, and 2005 policy years. This election has not materially impacted the cash surrender values during those periods, nor is it expected to affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

Corporate Headquarters

On February 14, 2006, the Company completed the purchase of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan, for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit which was subsequently refinanced with a mortgage loan on the Company’s prior corporate headquarters in Grandville. This facility is approximately 375,000 square feet and is located ten miles from the Company’s prior headquarters. State and local governments have provided an incentive package of approximately $21.0 million in connection with the purchase. Full realization of the incentive package will occur over a number of years and is dependent upon the Company meeting certain job creation and growth goals. The Company relocated its headquarters to the facility in Grand Rapids during the first quarter of 2007.

In December 2007, the Company entered into a definitive purchase agreement to sell the Grandville property for $13.1 million plus reimbursement of certain property tax assessment payments made prior to closing of the transaction. The purchase agreement provides for a 120 day due diligence period for the buyer to evaluate the property. The buyer has deposited an initial earnest money deposit of $125,000 with an escrow agent to be applied as a credit to the purchase price at closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process as well as the granting of governmental approvals related to the future planned usage of the property.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. It also is not the Company’s policy to issue guarantees to third parties. The following table sets forth information about the Company’s long-term contractual obligations outstanding at December 29, 2007. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Payments Due by Period
Long-term debt	$381,000	$2,700	$5,400	$267,900	$105,000
Interest on long-term debt	252,100	37,000	72,600	71,700	70,800
Short-term borrowings	8,680	8,680	—	—	—
Operating leases	11,864	3,457	4,979	3,262	166

Total contractual obligations	$653,644	$51,837	$82,979	$342,862	$175,966

The Company is currently in negotiations or has settled several tax matters in 2008 with a value of $4.1 million, but does not anticipate other significant changes to its FIN 48 liabilities during the next twelve months. At this time the Company is unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. The Company expects to contribute $1.5 million to its pension plan in 2008. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined. Additionally, the Company is unable to make a reliable estimate of the timing of payments related to purchase obligations for inventory and fixed assets.

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

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisitions of Pantone and Amazys. As of December 29, 2007, the combined notional amount of outstanding swap agreements was $336.1 million. Certain of these swap agreements have notional amounts that fluctuate over their lives. The fair value of outstanding interest rate swaps at December 29, 2007 was a liability of $4.9 million which was recorded in both current and long-term other accrued liabilities, depending on the expiration date of the underlying instrument. During 2007, the Company reclassified a $0.3 million benefit related to net interest settlements from other comprehensive income to interest expense. The Company does not trade in financial instruments for speculative purposes.

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

The following report, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which appears on page 41.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, X-Rite, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 29, 2007, and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 7, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 2007 X-Rite, Incorporated changed its method of accounting for uncertain tax positions in connection with the required adoption of FASB Interpretation No. 48. In 2006, X-Rite, Incorporated also changed its methods of accounting for share-based payments and retirement plans in connection with the required adoption of Statement of Financial Accounting Standards Nos. 123(R) and 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 7, 2008

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,300	$12,876
Accounts receivable, less allowance of $2,328 in 2007 and $1,584 in 2006	47,050	40,226
Inventories	61,839	30,165
Deferred income taxes	2,571	4,749
Assets held for sale	7,614	12,081
Prepaid expenses and other current assets	6,318	5,378

	145,692	105,475
Property, plant and equipment:
Land	2,796	120
Buildings and improvements	25,723	8,333
Machinery and equipment	27,250	28,869
Furniture and office equipment	22,596	18,282
Construction in progress	1,614	26,188

	79,979	81,792
Less accumulated depreciation	(32,619)	(33,232)

	47,360	48,560
Other assets:
Goodwill	288,208	203,101
Other intangibles, net	123,314	64,143
Cash surrender values (Founders policies)	21,168	21,377
Capitalized software, net of accumulated amortization of $6,121 in 2007 and $3,075 in 2006	7,805	8,548
Deferred financing costs, net of accumulated amortization of $527 in 2007 and $624 in 2006	15,786	6,882
Deferred income taxes	2,428	—
Other non-current assets	3,063	4,173

	461,772	308,224

	$654,824	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands, except share and per share data)

	December 29, 2007	December 30, 2006
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$8,680	$13,500
Current portion of long-term debt	2,700	1,200
Accounts payable	17,724	10,574
Accrued liabilities:
Payroll and employee benefits	19,153	18,915
Income taxes	5,928	4,759
Deferred income taxes	6,090	—
Derivative financial instruments	81	12
Interest	1,368	1,283
Other	10,740	12,822

	72,464	63,065
Long-term liabilities:
Long-term debt, less current portion	378,300	190,200
Restructuring	2,232	3,729
Long-term compensation and benefits	1,541	1,410
Derivative financial instruments	4,862	520
Deferred income taxes	8,839	16,841
Accrued income taxes	1,713	—
Other	569	884

	470,520	213,584
Shareholders’ investment:
Preferred stock, $.10 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; 29,026,073 shares issued and outstanding in 2007 and 28,568,630 shares issued and outstanding in 2006	2,903	2,857
Additional paid-in capital	109,439	100,665
Retained earnings	66,314	79,119
Accumulated other comprehensive income	5,648	2,969

	184,304	185,610

	$654,824	$462,259

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$248,710	$167,641	$119,626
Cost of sales:
Products sold	99,665	65,506	39,288
Restructuring charges	245	6,159	—
Inventory valuation adjustment	2,563	4,854	—

	102,473	76,519	39,288

Gross profit	146,237	91,122	80,338

Operating expenses (income):
Selling and marketing	60,558	43,423	34,866
Research, development and engineering	34,672	25,280	14,994
General and administrative	28,230	23,678	17,402
Acquired in-process research and development	—	11,107	—
Restructuring	2,839	9,986	—
Integration	3,295	3,308	—
Founders insurance gain	—	—	(1,154)

	129,594	116,782	66,108

Operating income (loss)	16,643	(25,660)	14,230

Interest expense	(22,089)	(8,758)	—
Gain on derivative financial instruments	—	2,083	—
Write-off of deferred financing costs	(5,515)	—	—
Gain (loss) on sale of investments	837	(2)	(540)
Write-down of other investments	—	—	(332)
Other, net	(1,134)	145	(422)

Income (loss) before income taxes	(11,258)	(32,192)	12,936

Income taxes (benefit)	9,564	(5,048)	3,530

Income (loss) from continuing operations	(20,822)	(27,144)	9,406

Discontinued operations:
Income from operations	17	1,653	1,646
Net gain on sale	8,226	—	—

	8,243	1,653	1,646

Net income (loss)	$(12,579)	$(25,491)	$11,052

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(.72)	$(1.09)	$.44
Discontinued operations:
Income from operations	—	.06	.08
Net gain on sale	.28	—	—

Net income (loss)	$(.44)	$(1.03)	$.52

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Conversion Program	Total Shareholders’ Investment
BALANCES, JANUARY 1, 2005	$2,095	$13,792	$98,177	$2,810	$(410)	$116,464
Net income	—	—	11,052	—	—	11,052
Translation adjustment	—	—	—	(1,396)	—	(1,396)
Unrealized gain on short-term investments (net of tax of $165)	—	—	—	307	—	307

Total comprehensive income						9,963
Cash dividends declared of $.10 per share	—	—	(2,124)	—	—	(2,124)
Issuance / release of shares under employee benefit plans, including tax benefits (186,182 shares)	19	1,832	—	—	—	1,851
Issuance of shares pursuant to a business acquisition (62,819 shares)	6	933	—	—	—	939
Stock conversion program	4	601	—	—	(116)	489

BALANCES, DECEMBER 31, 2005	2,124	17,158	107,105	1,721	(526)	127,582
Adoption of SFAS 123(R)	—	(526)	—	—	526	—
Net loss	—	—	(25,491)	—	—	(25,491)
Translation adjustment	—	—	—	1,726	—	1,726
Unrealized loss on derivative financial instruments (net of tax benefits of $200)	—	—	—	(478)	—	(478)

Total comprehensive loss						(24,243)
Cash dividends declared of $.10 per share	—	—	(2,495)	—	—	(2,495)
Share-based compensation	—	2,555	—	—	—	2,555
Issuance / release of shares under employee benefit plans, including tax benefits (110,380 shares)	11	1,031	—	—	—	1,042
Issuance of shares pursuant to a business acquisition (7,221,458 shares)	722	80,447	—	—	—	81,169

BALANCES, DECEMBER 30, 2006	2,857	100,665	79,119	2,969	—	185,610
Net loss	—	—	(12,579)	—	—	(12,579)
Translation adjustment	—	—	—	5,556	—	5,556
Unrealized loss on derivative financial instruments (net of tax benefit of $1,544)	—	—	—	(2,732)	—	(2,732)
Pension adjustments	—	—	—	(244)	—	(244)
Other	—	—	—	99	—	99

Total comprehensive loss						(9,900)
Share-based compensation	—	4,716	—	—	—	4,716
Adjustment to adopt FIN 48 (net of tax benefit of $781)	—	—	(226)	—	—	(226)
Issuance / release of shares under employee benefit plans, including tax benefits (438,423 shares)	44	3,846	—	—	—	3,890
Issuance of shares pursuant to a business acquisition (19,020 shares)	2	212	—	—	—	214

BALANCES, DECEMBER 29, 2007	$2,903	$109,439	$66,314	$5,648	—	$184,304

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,579)	$(25,491)	$11,052
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	6,943	5,464	3,875
Amortization of intangible assets	16,332	9,352	2,343
Amortization of deferred financing costs	1,559	624	—
Allowance for doubtful accounts	368	104	258
Deferred income taxes (benefit)	6,837	(6,286)	1,378
Gain on sale of business, excluding income tax benefit of $1,859	(6,367)	—	—
Gain on sale of investment	(837)	—	—
Gain on sale of life insurance policies	—	—	(1,154)
Share-based compensation	3,607	1,659	—
Tax benefit from stock options exercised	493	66	174
Excess tax benefit from stock-based compensation	(163)	—	—
Gain on derivative financial instruments	—	(2,083)	—
Acquired in-process research and development	—	11,107	—
Restructuring (including amortization expense of $133 in 2007 and $1,271 in 2006)	3,084	16,145	—
Write-off of deferred financing costs	5,448
Other	113	337	1,272
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	2,619	9,951	(6,920)
Inventories	(7,849)	1,010	(3,397)
Other current and non current assets	1,803	9,416	(2,236)
Accounts payable	2,370	(2,243)	1,302
Income taxes	88	(2,338)	979
Other current and non-current liabilities	(15,072)	(6,249)	(44)

Net cash provided by operating activities	8,797	20,545	8,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	—	18,619	1,940
Proceeds from maturities of short-term investments	—	552	505
Purchases of short-term investments	—	(4,310)	(11,088)
Capital expenditures	(7,632)	(28,853)	(4,655)
Proceeds from sales of property and equipment	4,184	—	—
Investment in Founders’ life insurance, net	209	(421)	(441)
Proceeds from sales of life insurance policies	—	—	6,454
Proceeds from sale of Labsphere, Inc.	14,314	—	—
Increase in other assets	(3,699)	(2,980)	(3,928)
Acquisitions, net of cash acquired	(176,052)	(195,187)	(750)
Proceeds from derivative financial instruments	—	2,083	—
Other	81	257	(190)

Net cash used for investing activities	(168,595)	(210,240)	(12,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	(4,820)	13,500	—
Proceeds from issuance of long-term debt	383,500	211,000	—
Payment of long-term debt	(199,910)	(19,600)	—
Excess tax benefit from stock-based compensation	163	—	—
Debt issuance costs	(15,911)	(7,506)	—
Dividends paid	—	(2,495)	(1,124)
Issuance of common stock	3,391	856	1,750

Net cash provided by (used for) financing activities	166,413	195,755	(374)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	809	320	448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,424	6,380	(3,197)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,876	6,496	9,693

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,300	$12,876	$6,496

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products include hardware, software, and color standards which assist printing companies, graphic designers, and professional photographers in achieving precise color communication and reproduction across a wide range of devices. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Retail, and Industrial.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in New Jersey and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, Hong Kong, China, Japan and Singapore. Manufacturing facilities are located in the United States, Switzerland, Germany, and Italy.

Principles of Consolidation

The consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The fiscal year ended December 29, 2007 (fiscal year 2007) contained 53 weeks, while the fiscal years ended December 30, 2006 (fiscal year 2006) and December 31, 2005 (fiscal year 2005) contained 52 weeks.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

	2007	2006
Raw materials	$16,418	$13,957
Work in process	28,532	5,297
Finished goods	16,889	10,911

	$61,839	$30,165

In connection with the acquisition of Pantone, Inc on October 24, 2007 the company had to write the acquired inventory balance up to fair market value. The write up of inventory in the amount of $15.4 million will be expensed as the related inventory is sold.

Property, Plant, and Equipment and Depreciation

Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 3 to 30 years; machinery and equipment, 3 to 8 years; and furniture and office equipment, 3 to 13 years.

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

The Company capitalized $3.7, $3.0 and $3.8 million of software development costs during 2007, 2006 and 2005, respectively. Amortization expense was $3.8, $4.4 and $1.5 million in 2007, 2006 and 2005, respectively. The 2007 and 2006 amortization expense figures include $0.1 million and $1.2 million, respectively, of amortization classified as a restructuring charge within cost of sales as it related to write-downs associated with product lines discontinued as part of the Company’s restructuring plans discussed in Note 4.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit. The Company is required to test the carrying value of goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). A discounted cash flow method is used to establish the fair

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of reporting units. This model requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded it cannot be reversed. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

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

Assets held for sale are stated at the lower of depreciated cost or estimated fair value less costs to sell. As of December 29, 2007, the Company had $7.6 million in assets held for sale, which related to the Company’s former corporate headquarters (see Note 7).

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposures to movements in interest rates. Derivatives are not used for speculative or trading purposes.

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result the Company recognizes derivative financial instruments in its consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are originally recorded as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the hedged exposure affects earnings. Changes in fair values of derivatives not qualifying as hedges are reported in earnings immediately.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.8, $0.6 and $0.8 million in 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 (SFAS 109), Accounting for Income Taxes. Income tax expense includes the current tax obligation or benefit and the change in deferred income tax balance for the period. Deferred income taxes result from the temporary differences between financial and income tax bases of certain assets and liabilities and are measured using the statutory tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse. The Company records valuation allowances on its deferred income tax assets for which it is not more likely than not that a future benefit will be received. Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The components of ending accumulated other comprehensive income, net of tax, are as follows (in thousands):

	2007	2006
Currency translation adjustments	$9,003	$3,447
Net unrealized loss on derivative instruments	(3,210)	(478)
Pensions adjustments	(244)	—
Other	99	—

Accumulated other comprehensive income	$5,648	$2,969

Stock Option Plans

At December 29, 2007, the Company has employee and outside director stock option plans which are described more fully in Note 9.

Prior to January 1, 2006, the Company’s employee and outside director share-based compensation plans were accounted for under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, no compensation expense was recognized for stock options because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant. In accordance with SFAS No. 123, Accounting for Stock- Based Compensation (SFAS 123), the Company provided pro forma disclosures for each period as if the Company had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years (in thousands, except per share data):

	2007	2006	2005
Net Income (Loss)
Income (loss) from continuing operations	$(20,822)	$(27,144)	$9,406
Discontinued operations:
Income from operations	17	1,653	1,646
Net gain on sale	8,226	—	—

Net income (loss)	$(12,579)	$(25,491)	$11,052

Weighted-Average Common Shares Outstanding
Basic	28,866	24,865	21,150
Diluted	28,866	24,865	21,419

Basic and Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$(.72)	$(1.09)	$.44
Discontinued operations
Income from operations	—	.06	.08
Net gain on sale	.28	—	—

Net income (loss)	$(.44)	$(1.03)	$.52

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,292,000 in 2007, 1,615,000 in 2006, and 1,220,000 in 2005.

Foreign Currency Translation

Most of the Company’s foreign operations use the local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income. Net realized and unrealized losses from re-measurement of foreign currency transactions were $1.2, $0.7, and $0.1 million for 2007, 2006 and 2005, respectively.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (SFAS No. 159). SFAS No. 159 allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will adopt SFAS No. 159 effective December 30, 2007, as required, and anticipates it will not apply the fair value option to any of its financial instruments.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (fiscal year 2009 for the Company). The Company expects the adoption will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. The Company will assess the impact of this standard on the consolidated financial statements if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and will assess the impact of this standard on the consolidated financial statements if and when a future acquisition occurs

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation, primarily as a result of discontinued operations.

NOTE 2—BUSINESS SEGMENTS

The company is comprised of two primary operating segments, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Color Measurement segment consists of quality control instrumentation that measure, communicate, and simulate color. These products are used in several industries but in all cases their core application is the measurement of color. Company management views its products, technology, and key strategic decisions in terms of the global color measurement market and not the specific components of the markets it serves.

The Color Standards segment includes the operations of the Pantone, Inc. business unit. Pantone, Inc. is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The company created the Color Standards business segment in connection with the acquisition of Pantone on October 24, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated.

(in thousands)	2007	2006	2005
Net Sales:
Color Measurement	$239,698	$167,641	$119,626
Color Standards	9,012	—	—

Total	$248,710	$167,641	$119,626

Depreciation and Amortization:
Color Measurement	$21,666	$16,087	$6,218
Color Standards	1,742	—	—

Total	$23,408	$16,087	$6,218

Operating Income (Loss):
Color Measurement	$18,041	$(25,660)	$14,230
Color Standards	(1,398)	—	—

Total	$16,643	$(25,660)	$14,230

Capital Expenditures:
Color Measurement	$7,623	$28,853	$4,655
Color Standards	9	—	—

Total	$7,632	$28,853	$4,655

Total Assets:
Color Measurement	$468,609	$462,259	$147,635
Color Standards	186,215	—	—

Total	$654,824	$462,259	$147,635

The accounting policies used to determine profitability and total assets of the reportable operating segments are the same as those of the company, which are disclosed in Note 1.

The following table summarizes net sales from continuing operations by product line (in thousands):

	2007	2006	2005
Imaging and Media	$124,209	$78,849	$47,802
Industrial	47,965	35,994	26,987
Color Support Services	28,285	21,850	12,816
Retail	22,249	20,674	24,592
Other	16,990	10,274	7,429

Color Measurement Segment	239,698	167,641	119,626
Color Standards Segment	9,012	—	—

Total Net Sales	$248,710	$167,641	$119,626

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by geographic area are based on the location of the customer. Long-lived assets consist of long-term assets of the company, excluding financial instruments and deferred tax assets. The following is a summary of geographic information for the respective fiscal years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which we operate are considered material for separate disclosure based on quantitative and qualitative considerations (in thousands):

	2007	2006	2005
Domestic sales	$85,326	$65,847	$61,711
International sales:
Europe	106,774	59,591	31,023
Asia	46,366	33,141	17,012
Other Countries	10,243	9,062	9,880

	163,384	101,794	57,915

Total net sales from continuing operations	$248,710	$167,641	$119,626

The Company’s long-lived assets, primarily goodwill and intangible assets, are as follows (in thousands):

	2007	2006	2005
Long lived assets:
U.S. operations	$470,001	$318,856	$44,631
International	14,810	15,067	2,563

	$484,811	$333,923	$47,194

For fiscal year 2007 the Color Measurement segment had one significant customer which accounted for $28.3 million, or 11.4 percent, of total net sales in 2007. No single customer accounted for more than 10 percent of total net sales in 2006 or 2005.

NOTE 3—ACQUISITIONS

Pantone, Inc.

On October 24, 2007, the Company completed it’s acquisition of Pantone, Inc. (“Pantone”), for a purchase price of $174.4 million plus transaction costs. Pantone is a leader in color communication and specification standards in the creative design industries. The Company also provides color standards and design tools for the fashion, home furnishings, architecture, paint, interior and industrial design industries.

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration paid for Pantone	$174,379
Transaction costs	1,738

Total acquisition consideration	$176,117

The transaction was funded exclusively with cash, financed through new borrowings. Total cash acquired with the Pantone purchase was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pantone have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the Pantone acquisition has been allocated to that segment. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of working capital adjustments, asset valuations, and tax structuring decisions, as well as the completion of the integration process. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 24, 2007 (in thousands):

Current assets		$33,299
Property, plant and equipment		2,131
Goodwill		82,449
Identifiable intangible assets
Customer relationships (estimated useful lives of 15 years)	29,400
Trademarks and trade names (estimated useful lives of 10–30 years)	20,280
Technology and patents (estimated useful lives of 15 years)	9,100
Covenants not to compete (estimated useful life of 2–3 years)	13,400

Total intangible assets		72,180
Other assets		114

Total assets acquired		190,173

Current liabilities		(13,541)
Long-term liabilities		(515)

Total liabilities assumed		(14,056)

Net assets acquired		$176,117

As part of the purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of the acquisition. Based on the average rate at which inventory turns, this adjustment is expected to be expensed through cost of sales during the next twelve months. As of December 29, 2007, the company expensed $2.6 million related to the fair value valuation of Pantone’s inventory. The identifiable intangible assets are amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 16 years.

The following unaudited pro forma information assumes the Pantone and Amazys acquisitions occurred as of the beginning of each of the periods presented. The pro forma information contains the actual combined operating results of X-Rite, Pantone and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include elimination of sales between X-Rite and Pantone during the period presented, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the years presented (in thousands, except per share data):

	2007	2006
Revenue	$283,353	$262,611
Net loss	(31,988)	(52,683)
Basic and diluted loss per share	$(1.11)	$(2.12)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Offer, the Company acquired an aggregate of 3,422,492 Amazys shares, representing approximately 99.7% of the shares outstanding on a fully diluted basis. On January 31, 2007, the Company completed the compulsory acquisition process under Swiss law whereby, each Amazys share that remained outstanding was cancelled and converted into the right to receive the Offer consideration. Pursuant to the terms of the Offer, the Company paid 2.11 shares of its common stock and 77 Swiss Francs (CHF) in cash for each tendered Amazys share. Cash consideration for this portion of the acquisition was $0.6 million including transaction costs, and the fair value of common stock issued was $0.2 million.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets		$75,215
Property, plant and equipment		9,734
Goodwill		196,566
Identifiable intangible assets
Customer relationships (estimated useful lives of 2 – 7 years)	9,963
Trademarks and trade names (estimated useful lives of 5 – 10 years)	4,410
Technology and patents (estimated useful lives of 3 – 7 years)	51,695
Covenants not to compete (estimated useful life of 2 years)	898
Acquired in-process Research and Development (IPR&D)	11,107

Total intangible assets		78,073
Other assets		8,665

Total assets acquired		368,253
Current liabilities		(33,294)
Long-term liabilities		(28,292)

Total liabilities assumed		(61,586)

Net assets acquired		$306,667

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

As of June 30, 2007, the Company had completed its analysis of the income tax matters and elections related to the Amazys acquisition and determined the final amount of deferred income taxes for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. At December 30, 2006, the Company identified $23.5 million of deferred income tax liabilities that were recorded in purchase accounting. The Company decreased deferred income tax liabilities by $2.3 million during the quarter ended June 30, 2007, as a result of finalization of purchase accounting. In addition, the Company identified and recorded deferred income tax assets of $18.5 million during the quarter ended June 30, 2007 which decreased goodwill. These adjustments brought the net deferred income tax liability acquired to $2.7 million.

In connection with the Amazys acquisition and as part of the purchase price allocation, the Company recorded liabilities of $4.7 million related to involuntary terminations and relocation of certain Amazys employees, and $1.5 million related to facility closure costs.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—RESTRUCTURING AND INTEGRATION

Restructuring

During 2007, the Company continued to execute the restructuring actions initiated in 2006 related to the integration of Amazys. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated workforce reductions of 81 employees, all of which have been completed as of December 29, 2007, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions include approximately $6.0 million related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.4 million were classified as a component of cost of sales in 2007, while all other restructuring charges were included in a separate restructuring line within operating expenses on the accompanying Consolidated Statement of Operations.

The Company has fully executed its restructuring plan related to Amazys. The only future charges that the Company anticipates incurring for this restructuring are related to true-up of the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. The following table summarizes the severance accrual balances and utilization for these restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Charges incurred in 2006	$8,895	$6,843	$—	$407	$16,145
Amounts paid or utilized in 2006	(2,379)	(6,843)	—	(407)	(9,629)

Balance at December 30, 2006	$6,516	$—	$—	$—	$6,516
Charges incurred in 2007	2,052	594	176	262	3,084
Amounts paid or utilized in 2007	(4,202)	(594)	(176)	(262)	(5,234)

Balance at December 29, 2007	$4,366	$—	$—	$—	$4,366

As of December 29, 2007, the Company continues to evaluate restructuring activities, if any, associated with the Pantone acquisition.

Integration

Incremental costs incurred related to the integration of the Company’s acquisitions that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the Company’s integration efforts and do not include normal business operating costs. Integration costs associated with the Amazys acquisition were $3.3 and $3.3 million for the fiscal years ended 2007 and 2006, respectively. Integration costs associated with the Pantone acquisition were $0.1 million for the fiscal year ended 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—DISCONTINUED OPERATIONS

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

The Company recorded a net gain on the sale of $8.2 million for the year ended December 29, 2007, which is presented as a gain on sale of discontinued operations in the accompanying Consolidated Statements of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Consolidated Statements of Operations. In accordance with SFAS 144, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore, all of the Company’s interest expense is included within continuing operations.

The components of the income (loss) from discontinued operations are presented below (in thousands):

	2007	2006	2005
Net sales	$793	$12,162	$11,313

Income (loss) from operations before income taxes	$(52)	$2,565	$2,099
Income tax expense (benefit)	(69)	912	453

Income from operations	$17	$1,653	$1,646

Gain on sale	$6,367
Income tax benefit	1,859

Net gain on sale	$8,226

There were no remaining assets or liabilities of discontinued operations reported in the Consolidated Balance Sheets as of December 29, 2007. The assets and liabilities of Labsphere have not been reclassified for fiscal 2006. In addition, in the Consolidated Statements of Cash Flows the cash flows of discontinued operations were not disclosed separately in any period presented.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill by segment for the years ending December 29, 2007 and December 30, 2006, is as follows (in thousands):

	Color Measurement	Color Standards	Total
December 31, 2005	$8,951	$—	$8,951

Acquisitions	193,961	—	193,961
Foreign currency adjustments	189	—	189

December 30, 2006	203,101	—	203,101

Acquisitions	2,606	82,449	85,055
Foreign currency adjustments	52	—	52

December 29, 2007	$205,759	$82,449	$288,208

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. During 2007, the Company recorded a final purchase accounting adjustments resulting in additional goodwill of $2.6 million. In connection with the Pantone acquisition in October 2007, the Company recorded $82.4 million of goodwill and $72.2 million of intangible assets. See Note 3 for further discussion of these acquisitions.

The following amounts were included in other intangibles as of December 29, 2007 and December 30, 2006 (in thousands):

	2006		2007
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Technology and patents	$61,729	$(12,461)	$52,633	$(4,492)
Customer relationships	42,443	(4,562)	13,043	(2,023)
Trademarks and trade names	25,704	(2,195)	5,428	(1,307)
Covenants not to compete	14,958	(2,302)	1,570	(709)

Total	$144,834	$(21,520)	$72,674	$(8,531)

As discussed in Note 1, the Company accounts for goodwill and other intangible assets in accordance with SFAS 142, which requires the Company to test the carrying value of goodwill for impairment at the reporting unit level annually, or more frequently if a triggering event occurs. As a matter of practice, the Company performs the required annual impairment testing during the fourth quarter of each fiscal year. The annual testing performed for the last three fiscal years indicated the fair value exceeded the recorded carrying value of the Company’s reporting units and accordingly no goodwill impairment charge was required for the years ending December 29, 2007, December 30, 2006, and December 31, 2005.

SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS 144. As a result of the product integration related to the Amazys acquisition, and in accordance with the provisions of SFAS 144, the Company wrote off $0.7 million in trademarks and trade names for the fiscal year end December 30, 2006. As this impairment was a direct result of product integration related to the Amazys acquisition, the charge was included in the Restructuring line on the Company’s Consolidated Statements of Operations (see Note 4 for further discussion of the restructuring).

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquired in-process research and development intangible assets of $11.1 million recorded as part of the Amazys acquisition in 2006 were written off at the date of acquisition because technological feasibility had not been established and no future alternative uses existed at that date. The write-off was included in a separate line in the Company’s 2006 Consolidated Statements of Operations.

Amortization expense is computed using the straight-line method over the estimated useful lives of the intangible assets as follows:

Customer and distribution relationships	2 to 15 years
Trademarks and trade names	5 to 30 years
Technology and patents	3 to 15 years
Covenants not to compete	2 to 3 years

Amortization expense, excluding the impairment discussed above, was $13.0 million for 2007, $6.0 million for 2006 and $0.7 for 2005. Estimated amortization expense for intangible assets for each of the succeeding five years is as follows (in thousands):

2008	$19,853
2009	18,017
2010	13,917
2011	12,456
2012	12,456

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage was renewed and extended in October of 2007 during which time the Company made a principal payment of $4.8 million. The new mortgage agreement requires monthly interest payments based on LIBOR plus 2.50%, with the principal balance due in full in June 2008. In December 2007, the Company entered into a definitive purchase agreement to sell the property for $13.1 million plus reimbursement of certain property tax assessment payments made prior to closing of the transaction. The purchase agreement provides for a 120 day due diligence period for the buyer to evaluate the property. The buyer has deposited an initial earnest money deposit of $125,000 with an escrow agent to be applied as a credit to the purchase price at closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process as well as the granting of governmental approvals related to the future planned usage of the property.

In connection with the Amazys acquisition, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million and replaced the Company’s previous line-of-credit. The credit facilities consisted of a $160 million first lien loan, which was comprised of a $60 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second lien loan. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company. Both facilities provided variable interest rate options from which the Company selected for interest calculations. Subsequent to the end of the third quarter 2007, the Company elected to change the indices to the Prime Rate plus 125 and 400 basis points for the first and second lien facilities, respectively, in anticipation of re-financing activity associated with the acquisition of Pantone, Inc., which was completed on October 24, 2007. See Note 3 for further discussion of the Pantone acquisition.

In connection with the Pantone acquisition, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. As of December 29, 2007, the Company has selected the three month LIBOR plus 350 and 750 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis.

As of December 29, 2007, the Company had $6.0 million drawn against the revolving line of credit. Further draws on the $40 million revolving line of credit will be restricted to a total outstanding balance of $31.3 million until such time that the mortgage loan on the Company’s Grandville, Michigan facility is repaid in full. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

The Company has entered into interest rate swap agreements to fix a substantial portion of its LIBOR exposure (See Note 8 for further discussion).

The Company recorded deferred financing costs in connection with the secured senior credit facilities discussed above. These costs are currently being amortized over the lives of the related facilities. The remaining unamortized balance as of December 29, 2007 was $15.8 million. In connection with this new financing, the Company wrote off $5.5 million of deferred financing costs associated with the prior credit facility

As of December 29, 2007 and December 30, 2006, the Company’s long-term debt consisted of the following (in thousands):

	2007	2006
First Lien Facility	$270,000	$119,400
Second Lien Facility	105,000	60,000
Revolving Line Of Credit	6,000	12,000

	381,000	191,400
Less current portion	(2,700)	(1,200)

Total long-term debt	$378,300	$190,200

As of December 29, 2007 and December 30, 2006, the credit facilities’ variable rates ranged from 7.13 to 12.38 percent and from 7.13 to 10.37 percent, respectively. As of these dates, the weighted average interest rates for all of the Company’s debt were 9.40 percent and 8.42 percent, respectively, exclusive of amortization of deferred financing costs and the effect of derivative instruments. Total interest expense incurred by the Company

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2007 was $22.1 million, including $1.6 million of amortization of deferred financing fees. Total interest expense incurred by the Company in 2006 was $8.8 million, including $0.6 million of amortization of deferred financing fees. In addition, $0.8 million of interest in 2006 was capitalized related to renovations of the Company’s corporate headquarters. Cash paid for interest during 2007 and 2006 totaled $20.4 million and $7.7 million, respectively.

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	First Lien Credit Facility	Second Lien Credit Facility	Revolving Line of Credit	Total
2008	$2,700	$—	$—	$2,700
2009	2,700	—	—	2,700
2010	2,700	—	—	2,700
2011	2,700	—	—	2,700
2012	259,200	—	6,000	265,200
Thereafter	—	105,000	—	105,000

	$270,000	$105,000	$6,000	$381,000

In addition to the above repayment schedule, the Company is obligated to make additional principal payments in the amount of 75 percent of “consolidated excess cash flow”, as defined in the first lien credit facility agreement. Consolidated excess cash flow is a measure that starts with earnings before interest, depreciation, taxes, and amortization and adjusts for changes in working capital, capital expenditures, financing and asset sales used to fund capital expenditures, and tax provisions.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. The Company was in compliance with all covenants as of December 29, 2007.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash requirements associated with the acquisition of Amazys in 2006. These contracts had a notional value of CHF 260.1 million ($210.3 million USD) and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million, which was recorded as a component of other income in the consolidated statements of operations.

Interest Rate Swaps

The Company utilizes interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest income or expense. The effective portion of the derivative’s gain or loss is initially recorded

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affects earnings. The ineffective portion of the gain or loss, if any, is recognized in current period earnings in general and administrative expenses.

As of December 29, 2007, the combined notional amount of outstanding swap agreements was $336.1 million. Certain of these swap agreements have notional amounts that fluctuate over their lives. The fair value of outstanding interest rate swaps at December 29, 2007 was a liability of $4.9 million which was recorded in both current and long-term other accrued liabilities, depending on the expiration date of the underlying instrument. During 2007, the Company reclassified a $0.3 million benefit related to net interest settlements from other comprehensive income to interest expense. The impact of interest accruals on these instruments was not material. Ineffectiveness related to these swaps was not material in 2006 or 2007.

In 2008, the Company expects to reclassify a charge of $1.7 million from other comprehensive income to interest expense in connection with the swap position as of December 29, 2007.

At December 29, 2007, interest rate swap contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate
June, 2008	$32,500	5.141%	5.260%
June, 2009	42,500	5.141%	5.188%
June, 2010	53,100	5.141%	5.188%
December, 2011	58,000	4.858%	4.326%
December, 2012	50,000	4.858%	4.464%
December, 2012	50,000	4.858%	4.422%
December, 2012	50,000	4.858%	4.422%

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

Cash Bonus Conversion Plan—The Company had a Cash Bonus Conversion Plan that expired in 2005 after share purchases with 2004 bonuses payments were completed and was not renewed. This plan, which was allotted up to 400,000 shares of the Company’s common stock, provided an opportunity for certain executives of the Company to purchase restricted stock at 50 percent of market value, up to an amount equal to their annual cash bonus. Shares were issued in the name of the executive, who maintained all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions lapsed by 20 percent after six months and an additional 20 percent annually thereafter. The difference between the purchase price and

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of the restricted stock at the date of purchase for shares subject to forfeiture provisions was charged to expense as the forfeiture provisions lapse. All forfeiture provisions have lapsed by the end of fiscal 2007.

Stock Option and Restricted Stock Plan—The Company has a stock incentive plan covering 3.5 million shares of common stock. This plan became effective on June 30, 2006, and replaced the Company’s previous option and restricted stock plans. The new plan permits stock options, stock appreciation rights, restricted stock awards, and restricted stock units to be granted to employees, the Company’s Board of Directors, and consultants and advisors to the Company. To date, only stock options and restricted stock awards have been granted under this plan. Stock options are granted with an exercise price equal to market price on the date of grant and are exercisable based on vesting schedules determined at the time of grant, which range from immediate to three year vesting. No options are exercisable later than ten years after the date of grant. Restricted shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by a committee appointed by the Board of Directors and range from immediate to four years.

Valuation of Share-Based Compensation

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Restricted stock awards are valued at closing market price on the date of grant. Options and awards either cliff vest or are subject to graded vesting based upon either service or performance conditions. Compensation expense related to options and awards is recognized on a straight-line basis over their requisite service or performance periods. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

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

Dividends—The Company’s dividend yield is calculated as the percentage of dividends issued on shares relative to the average market price of those shares and is calculated over an historical period equivalent to that of the expected term of the option. Beginning in 2007, the Company suspended its quarterly dividend payment, therefore options granted after 2006 have been valued using a zero percent dividend yield.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company used the following assumptions in valuing employee options granted during 2007, 2006, and 2005:

	2007	2006	2005
Dividend yield	0.0%	1.0%	0.9% –1.0%
Volatility	52% – 54%	56% –58%	43% – 52%
Risk-free interest rates	4.5% –4.8%	4.5% –5.2%	3.6% –3.9%
Expected term of options	7 years	7 years	6 years

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

As discussed in Note 1, prior to January 1, 2006, the Company accounted for share-based employee compensation under APB 25, therefore no compensation expense was recognized for stock option activities or shares issued under the Employee Stock Purchase Plan. Had compensation expense for the Company’s share-based compensation plans been determined based upon the fair value at the grant dates, consistent with SFAS 123, the Company’s net income and net income per share prior to the adoption of SFAS 123(R) would have been as follows (in thousands):

2005
Net Income
Net Income—as reported	$11,052
Deduct: Share-based compensation expense, fair value method (net of income tax)	(2,120)

Pro forma net income	$8,932

Basic net income per share
As reported	$.52

Pro forma	$.42

Diluted net income per share
As reported	$.52

Pro forma	$.42

On December 27, 2005, the Board of Directors of the Company approved the acceleration of vesting for unvested and out of the money (exercise price above current market price) stock options. There were no unvested options that were in the money at that date. As a result of this action, options to purchase 396,000 shares of common stock, that otherwise would have vested in 2006 and 2007, became fully vested. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R). As a result of this vesting acceleration, the Company reduced its non-cash compensation expense related to these options by approximately $0.8 million (pre-tax) in the aggregate over the Company’s 2006 and 2007 fiscal years, based on

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated value calculated using the Black-Scholes option-pricing model. The remaining pro-forma compensation expense under SFAS 123 relating to these early vested options was recognized in 2005 for the pro-forma disclosures presented above.

Stock Option and Award Activity

Restricted Stock Awards

Restricted stock activity for 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 30, 2006	123,780	$10.72
Granted	343,041	13.51
Vested	(75,761)	10.23
Forfeited	(9,813)	12.50

Unvested balance at December 29, 2007	381,247	$13.28

The total fair value of shares vested, determined as of the release date, during the year ended December 29, 2007 approximated $1.0 million. During the years ended December 30, 2006 and December 31, 2005, the weighted average grant date fair value of awards issued was $10.86 and $10.31 per share, respectively. The total fair value of shares vested, determined as of the release date, was $0.6 million during the year ended December 30, 2006 and was not significant during the year ended December 31, 2005.

Stock Options

Stock option activity for 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 30, 2006	2,330,455	$11.88
Granted	441,764	12.67
Exercised	(340,021)	9.20
Forfeited	(36,492)	12.09
Expired	(217,600)	16.16

Outstanding at December 29, 2007	2,178,106	$12.03	5.83	$2,046

Vested and expected to vest at December 29, 2007	2,127,775	$12.03	5.76	$2,040

Exercisable at December 29, 2007	1,539,980	$11.94	4.58	$1,979

The aggregate intrinsic value of options outstanding as of December 29, 2007, was calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted during the year ended December 29, 2007, was $7.58 per share. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was $1.4 million. During the years ended December 30, 2006 and December 31, 2005, the weighted average grant date fair value of options granted was $6.33 and $7.46 per share, respectively, and the total intrinsic value of options exercised, determined as of the exercise date, was $0.2 million and $1.0 million, respectively.

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 29, 2007 and December 30, 2006 was as follows (in thousands):

	2007	2006
Stock options	$1,938	$1,242
Restricted stock	1,559	426
Employee stock purchase plan	46	60
Cash bonus conversion plan	94	180

	3,637	1,908

Accelerated vesting related to restructuring activities:	542	1,016

Total share-based compensation expense	$4,179	$2,924

All share-based compensation expense was recorded in the Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. The total income tax benefit recognized related to this compensation was $0.7 million for the year ended December 29, 2007 and $0.5 million for the year ended December 30, 2006. As of December 29, 2007, there was unrecognized compensation cost for non-vested share-based compensation of $2.3 million related to options and $3.1 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.67 and 1.74 years, respectively.

Cash received from options exercised during 2007 and 2006 was $3.1 and $0.5 million, respectively. The tax benefit that was recognized related to these option exercises was $0.4 and $0.1 million, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plans

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $0.8, $1.0, and $0.7 million in 2007, 2006 and 2005, respectively.

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its X-Rite, Europe subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

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

The last actuarial valuation was carried out as of December 29, 2007. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current assets, as of December 29, 2007 and December 30, 2006, were determined as follows (in thousands):

	2007	2006
Fair value of plan assets	$22,867	$20,828
Projected benefit obligation	(22,142)	(19,342)

Net asset in the balance sheet	$725	$1,486

The following weighted-average assumptions were used in accounting for the defined benefit plan:

	2007	2006
Discount rate	3.50%	3.25%
Expected return on plan assets	4.50%	5.00%
Future salary increases	1.50%	1.50%
Future pension increases	0.25%	0.25%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

During the year ended December 29, 2007, the pension fund’s weighted average expected long-term rate of return on assets was 4.5 percent. In developing this assumption, the input from third party pension plan asset managers was evaluated, including their review of asset class return expectations, long-term inflation assumptions, and historical average return.

Net periodic pension cost has been included in the Company’s results since the acquisition of Amazys in July of 2006. Net periodic pension cost during 2007 and 2006 includes the following (in thousands):

	2007	2006
Current service costs	$1,488	$705
Interest	668	310
Expected return on plan assets	1,058)	(500)

Net periodic pension cost	$1,098	$515

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the Company recorded a charge of $0.2 million in Other Comprehensive Income related to actuarial losses. This is the only amount in accumulated other comprehensive income related to the pension as of December 29, 2007. There was no pension related balance in accumulated other comprehensive income as of December 30, 2006.

Changes in pension benefit obligation during 2007 and 2006 were as follows (in thousands):

	2007	2006
Obligations at beginning of period	$19,342	$18,752
Purchase accounting adjustments	891	—
Service cost	1,488	705
Interest cost	668	310
Participant contributions	801	369
Actuarial gain	(2,341)	—
Benefit payments	(374)	(833)
Foreign exchange translation effect	1,667	39

Obligations at end of period	$22,142	$19,342

During 2007, the Company finalized the purchase accounting for the Amazys acquisition (see Note 3 for further discussion), which included the final valuation of the pension plan as of the date of the acquisition resulting in a decrease of $0.9 million to the net pension asset.

Accumulated benefit obligations were $18.5 million as of December 29, 2007.

Changes in the fair value of plan assets for 2007 and 2006 were as follows (in thousands):

	2007	2006
Fair value at beginning of period	$20,828	$20,477
Benefit payments	(374)	(833)
Employer contributions	1,405	612
Participant contributions	801	369
Gain (loss) on plan assets	(1,513)	116
Foreign exchange translation effect	1,720	87

Fair value at end of period	$22,867	$20,828

The weighted average actual asset allocations, by asset category, for the pension plan assets as of December 29, 2007 were as follows:

	2007	2006
Reinsurance contract with Swiss Life	88.8%	88.1%
Equity securities	4.7%	5.1%
Debt securities	1.5%	1.5%
Real estate	1.6%	1.6%
Other	3.4%	3.7%

Total	100.0%	100.0%

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets held under the collective reinsurance contract by the Plan’s re-insurer Swiss Life Insurance Company are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The following estimated future benefit payments, which reflect expected future service, are expected to be paid in the years indicated (in thousands):

2008	$1,868
2009	1,634
2010	1,592
2011	1,697
2012	1,942
2013-2017	11,878

The Company expects to contribute $1.5 million to the Plan during 2008.

NOTE 11—INCOME TAXES

The provision (benefit) for income taxes associated with continuing operations consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$(2,566)	$(1,645)	$1,413
State	95	32	441
Foreign	5,198	2,865	148

	2,727	1,252	2,002
Deferred:
Federal	8,070	(6,300)	1,528
State	(360)	—	—
Foreign	(873)	—	—

	6,837	(6,300)	1,528
	$9,564	$(5,048)	$3,530

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	2007	2006
Assets:
Net operating losses	$19,231	$5,682
XRV impairment allowances	3,343	3,658
Acquired intangibles	3,134	—
Tax credits	2,946	671
Capital losses	2,939	702
Accruals not currently deductible	2,903	2,200
Inventories	2,568	3,389
Severance accruals	1,926	1,833
Derivative financial instruments	1,730	67
Amortization of intangible assets	1,550	1,010
Share-based compensation	1,122	504
Tax accruals under FIN 48	966	—
Accounts receivable	408	195
Gain and losses on disposals	244	146

	45,010	20,057
Valuation allowance	(32,100)	(7,182)

Deferred income tax assets	12,910	12,875

Liabilities:
Acquired intangibles	18,228	21,577
Software development costs	2,156	2,073
Depreciation and amortization	1,653	898
Other	803	419

Deferred income tax liabilities	22,840	24,967

Net deferred income tax liabilities	$(9,930)	$(12,092)

Under FASB 109, the Company has recorded valuation allowances on many of its current deferred income tax assets, research and experimentation credit carry-forwards and net operating loss carry-forwards for which it is not more likely than not that a future benefit will be realized. The net operating loss carry-forwards relate to operations in the United States which expire at various rates through 2027 and also pertain to operations outside of the United States which do not have expiration dates.

Valuation allowances of $10.5 million on deferred income tax assets related to the Amazys and Pantone acquisitions were recorded as an offset to Goodwill. The Company has aggregate valuation allowances of $11.5 million on deferred tax assets which if subsequently realized will be allocated to reduce goodwill associated with prior acquisitions.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2007	2006	2005
Income taxes (benefit) computed at statutory rate of 35%	$(3,940)	$(11,267)	$4,772
Increase (decrease) in taxes resulting from:
Change in valuation allowance	13,446	3,377	3,576
Rate differential on foreign income	(2,785)	(317)	(3,266)
Foreign income subject to tax in the United States	1,456	—	—
Share-based compensation	544	275	—
FIN 48 interest included in income taxes	393	—	—
State income taxes	(264)	21	287
Foreign sales corporation	—	(744)	(810)
Non-deductible in-process research and development costs	—	3,887	—
Research tax credits	—	(544)	(461)
Other	714	264	(568)

	$9,563	$(5,048)	$3,530

Cash expended for income taxes was $1.3, $4.9, and $1.4 million in 2007, 2006 and 2005, respectively.

The Company expects to repatriate any future earnings of its non-U.S. operations to pay down existing debt. As of December 29, 2007 and December 30, 2006, the Company did not have material undistributed earnings from non-U.S. operations, and therefore, U.S. federal income and foreign withholding taxes associated therewith were not significant, after considering the effects of related foreign tax credits.

Uncertain Tax Positions

Effective December 31, 2006 (fiscal year 2007), the Company adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a threshold of more likely than not to be sustained upon examination. The adjustment to retained earnings upon adoption of FIN 48 on December 31, 2006 was $0.2 million. The balance recorded as of December 29, 2007 is included as a component of the Company’s accrued income taxes.

The following table summarizes the activity related to amounts recorded for uncertain tax positions exclusive of interest and penalties from December 31, 2006 to December 29, 2007 (in thousands):

Balance as of December 31, 2006	$4,331

Increases related to prior year tax positions	636
Decreases related to prior year tax positions	(532)
Increases related to current year tax positions	88
Decreases related to settlements with taxing authorities	(49)
Decreases related to the lapsing of the statute of limitations	(456)

Balance as of December 29, 2007	$4,018

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s FIN 48 liabilities are recorded as a component of accrued income taxes in the accompanying consolidated financial statements.

The Company is currently in negotiations or has settled several tax matters in 2008 with a value of $4.1 million, but does not anticipate other significant changes to its FIN 48 liabilities during the next twelve months.

Unrecognized tax benefits including interest and penalties, that, if recognized would favorably affect the Company’s effective tax rate in the future were $5.8 and $5.1 million as of December 29, 2007 and December 30, 2006, respectively.

It is the Company’s policy to include interest and penalties related to gross unrecognized tax benefits in its provision for income taxes. As of December 29, 2007, the Company had accrued $1.8 million for payment of interest and penalties.

The Company and its subsidiaries are periodically examined by various taxing authorities. The Company files federal state and local tax returns in the United States as well as several foreign countries. Its primary income tax jurisdictions are the United States and Switzerland. The Internal Revenue Service has examined the Company’s federal tax returns through 2001. The tax years 2002 -2007 remain subject to examination by the Internal Revenue Service for federal income tax purposes, and the years 2004-2007 remain subject to examination by the appropriate governmental agencies for Swiss tax purposes.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. The Company recorded a gain of $1.2 million in the second quarter of 2005 in connection with the sale of these policies, which was included as a component of Operating Income. At December 29, 2007, the Company’s remaining life insurance portfolio consists of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the agreements, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make premium payments for the 2007, 2006, and 2005 policy years. This election has not materially impacted the cash surrender values during those periods, nor is it expected to affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

NOTE 13—CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, trade receivables, and interest rate derivatives. In all cases, the maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. The

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 2 regarding revenues from significant customers.

NOTE 14—OPERATING LEASES

The Company leases real property, equipment and automobiles under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2007, are as follows (in thousands):

2008	$3,457
2009	2,783
2010	2,196
2011	1,959
2012	1,303

Total rental expense charged to continuing operations was $3.3, $2.2, and $1.3 million, in 2007, 2006, and 2005. Substantially all of the minimum rental payments under operating leases are related to rent expense.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British pounds sterling or approximately $0.3 million at December 29, 2007.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended December 29, 2007 and December 30, 2006. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

QUARTER	Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Diluted Earnings (Loss) Per Share
	(In thousands, except per share data)
2007:
First Quarter	$57,717	$35,836	$5,008	$7,810	$.27
Second Quarter	60,745	36,967	6,913	2,068	.07
Third Quarter	55,561	30,858	443	(2,862)	(.10)
Fourth Quarter	74,687	42,576	4,279	(19,595)	(.68)

2006:
First Quarter	$27,162	$17,925	$(380)	$236	$.01
Second Quarter	28,859	17,649	(261)	1,620	.07
Third Quarter	51,198	20,798	(29,962)	(28,260)	(.99)
Fourth Quarter	60,422	34,750	4,943	913	.03

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

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 37 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth on page 38 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the quarter ended December 29, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION—None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

(a) Directors

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated by reference.

(b) Officers

Information relating to executive officers is included in this report in Item 4 of Part I under the caption “Executive Officers of the Registrant.”

(c) Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Compliance with Reporting Requirements” in the definitive Proxy Statement for the 2008 Annual meeting of Shareholders is incorporated herein by reference.

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

The information contained under the caption “Executive Compensation” contained in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Securities Ownership of Management” and “Securities Ownership of Certain Beneficial Owners and Equity Compensation Plan Summary” contained in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Certain Relationships and Related Transactions” contained in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Our Relationship with Our Independent Auditors” contained in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1	The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

(a) 2	The following financial statements schedule is filed as a part of this report beginning on page 85:

Schedule II Valuation and Qualifying Accounts

(b)	See Exhibit Index located on page 86.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the consolidated financial statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 13, 2008	/s/ THOMAS J. VACCHIANO JR.
Thomas J. Vacchiano Jr. Chief Executive Officer (principal executive officer)

March 13, 2008	/s/ LYNN J. LYALL
Lynn J. Lyall, Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 13th day of March, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Thomas J. Vacchiano Jr. and Lynn J. Lyall, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ GIDEON ARGOV Gideon Argov, Director	/s/ STANLEY W. CHEFF Stanley W. Cheff, Director

/s/ MARIO FONTANA Mario Fontana, Director	/s/ L. PETER FRIEDER L. Peter Frieder, Director

/s/ MASSIMO S. LATTMANN Massimo S. Lattmann, Director	/s/ PAUL R. SYLVESTER Paul R. Sylvester, Director

/s/ JOHN E. UTLEY John E. Utley, Director	/s/ THOMAS J. VACCHIANO JR. Thomas J. Vacchiano Jr., Director

/s/ MARK D. WEISHAAR Mark D. Weishaar, Director

Valuation and Qualifying Accounts

X-Rite, Incorporated

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Deducted Balance at end of Period
	(in thousands)
Year ended December 29, 2007
Allowance for losses on accounts receivable	$1,584	$853	$109	$2,328

Year ended December 30, 2006
Allowance for losses on accounts receivable	$1,185	$786	$387	$1,584

Year ended December 31, 2005
Allowance for losses on accounts receivable	$1,470	$258	$543	$1,185

*	Deductions represent uncollectible accounts written-off, net of recoveries.

EXHIBIT INDEX

2	Transaction Agreement dated as of January 30, 2006, between X-Rite, Incorporated and Amazys Holding AG (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).
2(1)	Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named herein dated August 23, 2007.
2(2)	Amendment Number 1 To Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named herein dated October 15, 2007.
2(3)	Amendment Number 2 To Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named herein dated October 24, 2007.

3(1)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference).

3(2)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference).

3(3)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference).

3(4)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV as filed with the Michigan Department of Consumer & Industry Services (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference).

3(5)	Amended and Restated Bylaws of X-Rite, Incorporated, as amended and restated November 14, 2006 (filed as exhibit to Form 8-K dated November 20, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

4(1)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference).

4(2)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference).

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(1)	Form of Indemnity Contract entered into between X-Rite, Incorporated and members of the board of directors (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-14800) and incorporated herein by reference).

*10(2)	Employment Arrangement Effective Upon a Change in Control entered into between X-Rite, Incorporated and certain persons together with a list of such persons (filed as exhibit to Form 10-K for the year ended January 1, 2000 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

*10(3)	Operating Agreement for XR Ventures, LLC, dated as of September 14, 2000, among XR Ventures, LLC, X-Rite, Incorporated, Dr. Peter M. Banks and Mr. James A. Knister (filed as exhibit to Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-14800) and incorporated herein by reference).

*10(4)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and members of its board of directors and officers together with a list of such persons (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(5)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and Paul R. Sylvester (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(6)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and Mark D. Weishaar (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(7)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(8)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(9)	Second Amendment to the Operating Agreement between X-Rite, Incorporated and XR Ventures, LLC, effective as of December 12, 2003 (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(10)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan, effective as of February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(11)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as exhibit to Form 10-Q for the quarter ending July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(12)	Third Amendment to the Operating Agreement between X-Rite, Incorporated and XR Ventures, LLC, effective as of December 12, 2003 (filed as exhibit to Form 10-Q for the quarter end April 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(13)	Form of Indemnity Agreement between X-Rite, Incorporated and L. Peter Frieder (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(14)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(15)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(16)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

*10(17)	Employment Agreement between X-Rite, Incorporated and Mary E. Chowning, effective as of January 30, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

10(18)	Mortgage and Security Agreement, dated as of June 30, 2006, between X-Rite, Incorporated and Fifth Third Bank (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(19)	Separation Agreement, dated as of July 5, 2006, between X-Rite, Incorporated and Dr. Peter Banks (filed as exhibit to Form 8-K dated July 7, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(20)	Employment Agreement between X-Rite, Incorporated and Francis Lamy, effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(21)	Employment Agreement between X-Rite, Incorporated and Thomas J. Vacchiano, Jr., effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(22)	X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan, effective as of June 30, 2006 (filed as Exhibit A to the definitive proxy statement dated July 24, 2006 relating to the Company’s 2006 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(23)	Form of Officer Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(24)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(25)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(26)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(27)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan.

*10(28)	Employment Agreement between X-Rite, Incorporated and Bernard J. Berg, effective as of February 20, 2007 (filed as exhibit to Form 8-K dated February 26, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(29)	Consulting Agreement between X-Rite, Incorporated and Bernard J. Berg, effective as of January 1, 2009 (filed as exhibit to Form 8-K dated February 26, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(30)	Amended and Restated First Lien Credit and Guaranty Agreement dated as of June 30, 2006 among X-Rite, Incorporated as Borrower, Certain Subsidiaries of X-Rite, Incorporated as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P. as Lead Arranger and Bookrunner, Goldman Sachs Credit Partners L.P. as Administrative Agent and Collateral Agent and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc. as Syndication Agent (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

10(31)	Amended and Restated Second Lien Credit and Guaranty Agreement dated as of June 30, 2006 among X-Rite, Incorporated as Borrower, Certain Subsidiaries of X-Rite, Incorporated as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P. as Lead Arranger, Bookrunner and Syndication Agent and Goldman Sachs Credit Partners L.P. as Administrative Agent and Collateral Agent (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

10(32)	Change of Control Severance Plan for Senior Executives dated April 1, 2007 (filed as exhibit to Form 8-K dated April 5, 2007 and incorporated here-in by reference).

10(33)	First Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, Fifth Third Bank, a Michigan banking corporation, as Administrative Agent and Collateral Agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent, National City Bank, as Co-documentation Agent, and LaSalle Bank Midwest, N.A., as Co-documentation Agent.

10(34)	Second Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, GoldenTree Capital Solutions Fund Financing, as Lead Arranger, and The Bank of New York, as Administrative Agent and Collateral Agent.

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

21	Subsidiaries of X-Rite, Incorporated.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes -Oxley Act of 2002.