Form 10-Q
period 2008-03-29
X RITE INC
filed 2008-05-08
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 2008

Commission file number 0-14800

X-RITE, INCORPORATED

(Name of registrant as specified in charter)

Michigan	38-1737300
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 44th Street S.E., Grand Rapids, Michigan 49512

(Address of principal executive offices)

616-803-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On May 1, 2008, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 29,049,119.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,373	$20,300
Accounts receivable, less allowance of $2,641 in 2008 and $2,328 in 2007	45,125	47,050
Inventories	63,618	61,839
Deferred income taxes	2,430	2,571
Assets held for sale	7,614	7,614
Prepaid expenses and other current assets	7,176	6,318

	144,336	145,692

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	26,278	25,723
Machinery and equipment	29,756	27,250
Furniture and office equipment	23,697	22,596
Construction in progress	1,702	1,614

	84,229	79,979
Less accumulated depreciation	(36,422)	(32,619)

	47,807	47,360

Other assets:
Goodwill	288,046	288,208
Other intangibles, net	118,174	123,314
Cash surrender values of founders’ life insurance	20,241	21,168
Capitalized software (net of accumulated amortization of $7,274 in 2008 and $6,121 in 2007)	8,248	7,805
Deferred financing costs (net of accumulated amortization of $1,289 in 2008 and $527 in 2007)	15,024	15,786
Deferred income taxes	799	2,428
Other noncurrent assets	2,893	3,063

	453,425	461,772

	$645,568	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	March 29, 2008	December 29, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$8,680	$8,680
Current portion of long-term debt	390,825	2,700
Accounts payable	13,387	17,724
Accrued liabilities:
Payroll and employee benefits	15,878	19,153
Income taxes	7,363	5,928
Deferred income taxes	5,788	6,090
Derivative financial instruments	16,149	81
Interest	839	1,368
Other	9,071	10,740

	467,980	72,464

Long-term liabilities:
Long-term debt, less current portion	—	378,300
Restructuring	1,194	2,232
Long-term compensation and benefits	1,442	1,541
Derivative financial instruments	—	4,862
Deferred income taxes	9,134	8,839
Accrued income taxes	1,713	1,713
Other	554	569

	482,017	470,520

Shareholders’ investment:
Common stock	2,906	2,903
Additional paid-in capital	111,259	109,439
Retained earnings	49,517	66,314
Accumulated other comprehensive income (loss)	(131)	5,648

	163,551	184,304

	$645,568	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$65,919	$57,717

Cost of sales:
Products sold	26,508	21,753
Inventory valuation adjustment	3,845	—
Restructuring charges	232	128

	30,585	21,881

Gross profit	35,334	35,836

Operating expenses:
Selling and marketing	17,653	14,092
Research, development and engineering	8,637	8,633
General and administrative	9,864	6,378
Restructuring and integration	1,158	1,725

	37,312	30,828

Operating income (loss)	(1,978)	5,008

Interest expense	(12,001)	(4,612)
Other, net	(1,150)	(12)

Income (loss) before income taxes	(15,129)	384

Income taxes	1,668	167

Income (loss) from continuing operations	(16,797)	217

Discontinued operations
Net loss from operations	—	(39)
Net gain on disposal	—	7,632

	—	7,593

Net income (loss)	$(16,797)	$7,810

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(.58)	$.01
Discontinued operations
Net loss from operations	—	—
Net gain on disposal	—	.26

Net income (loss)	$(.58)	$.27

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,797)	$7,810
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	1,938	1,795
Amortization of intangible assets	5,971	3,660
Amortization of deferred financing costs	762	312
Allowance for doubtful accounts	108	(36)
Deferred income taxes (benefit)	14	(1,397)
Gain on sale of business, excluding income tax benefit	—	(6,415)
Share-based compensation	1,117	611
Tax benefit from stock options exercised	—	189
Restructuring (including amortization expense of $0 in 2008 and $42 in 2007)	179	991
Loss on derivative ineffectiveness	(1,955)	—
Other	(18)	3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,660	(396)
Inventories	271	(3,083)
Prepaid expenses and other current assets	(424)	(751)
Accounts payable	(5,153)	(12)
Income taxes	546	581
Other current and non-current liabilities	(2,959)	(5,388)

Net cash used for operating activities	(11,740)	(1,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,086)	(2,738)
Investment in Founders’ life insurance, net	927	(34)
Increase in other assets	(1,108)	(695)
Proceeds from sale of business	—	14,314
Acquisitions, net of cash acquired	—	(600)

Net cash provided by (used for) investing activities	(1,267)	10,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	10,500	2,500
Payment of long-term debt	(675)	(13,652)
Issuance of common stock	48	1,491

Net cash provided by (used for) financing activities	9,873	(9,661)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,207	(115)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,927)	(1,055)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,300	12,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,373	$11,821

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (X-Rite or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 29, 2008 and the results of its operations and its cash flows for the three month periods ended March 29, 2008 and March 31, 2007, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOTE 2—NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). Effective December 30, 2007 (fiscal year 2008), the company adopted the provisions of SFAS 157 for financial assets and liabilities measured on a recurring basis. There was no impact to the Company’s consolidated condensed financial statements as a result of the adoption of SFAS 157. As of March 29, 2008 and March 31, 2007, liabilities of $16.1 million and $4.9 million, respectively, have been recognized for the fair value of the derivative financial instruments. In accordance with SFAS 157, these liabilities are classified within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 29, 2008.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (fiscal year 2009 for the Company). The adoption will affect the future accounting for business combinations. The specific effects on the Company’s consolidated financial statements cannot be determined at this time.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS – continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and will assess the impact of this standard on the consolidated financial statements if and when a future acquisition occurs.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The adoption will increase the level of disclosure concerning derivative instruments in the Company’s consolidated financial statements.

NOTE 3—BUSINESS SEGMENTS

The Company is comprised of two primary operating segments, Color Measurement and Color Standards, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Color Measurement segment consists of quality control instrumentation that measures, communicates, and simulates color. These products are used in several industries but in all cases their core application is the measurement of color. The Company views its products, technology, and key strategic decisions in terms of the global color measurement market and not the specific components of the markets it serves.

The Color Standards segment includes the operations of the Pantone, Inc. (Pantone) business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The Company created the Color Standards business segment in connection with the acquisition of Pantone on October 24, 2007.

The performance of the operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated.

(in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007
Net Sales:
Color Measurement	$54,079	$57,717
Color Standards	11,840	—

Total	$65,919	$57,717

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 3—BUSINESS SEGMENTS – continued

(in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007
Depreciation and Amortization:
Color Measurement	$5,444	$5,455
Color Standards	2,465	—

Total	$7,909	$5,455

Operating Income (Loss):
Color Measurement	$223	$5,008
Color Standards	(2,201)	—

Total	$(1,978)	$5,008

Capital Expenditures:
Color Measurement	$1,070	$2,738
Color Standards	16	—

Total	$1,086	$2,738

	March 29, 2008	December 29, 2007
Total Assets:
Color Measurement	$464,899	$468,609
Color Standards	180,669	186,215

Total	$645,568	$654,824

The accounting policies used to determine profitability and total assets of the reportable operating segments are the same as those of the Company.

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	March 29, 2008	December 29, 2007
Raw materials	$20,178	$16,418
Work in process	23,910	28,532
Finished goods	19,530	16,889

Total	$63,618	$61,839

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

NOTE 5—ACQUISITIONS

Pantone, Inc.

On October 24, 2007, the Company completed its acquisition of Pantone for a purchase price of $174.4 million plus transaction costs.

The following table summarizes the aggregate consideration paid for the acquisition (in millions):

Cash consideration	$174.4
Transaction costs	1.7

Total acquisition consideration	$176.1

The transaction was funded with cash, financed through new borrowings. Total cash acquired with the Pantone purchase was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. Results of operations of Pantone have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the acquisition has been allocated to that segment. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of working capital adjustments, asset valuations, and tax structuring decisions, as well as the completion of the integration process, within one year of the acquisition date. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 24, 2007 (in thousands):

Current assets		$33,477
Property, plant and equipment		2,131
Goodwill		82,271
Identifiable intangible assets
Customer relationships (estimated useful lives of 15 years)	29,400
Trademarks and trade names (estimated useful lives of 10 – 30 years)	20,280
Technology and patents (estimated useful lives of 15 years)	9,100
Covenants not to compete (estimated useful life of 2 – 3 years)	13,400

Total intangible assets		72,180
Other assets		114

Total assets acquired		190,173

Current liabilities		(13,541)
Long-term liabilities		(515)

Total liabilities assumed		(14,056)

Net assets acquired		$176,117

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—ACQUISITIONS – continued

As part of the purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of the acquisition. Based on the average rate at which inventory turns, this adjustment is expected to be expensed through cost of sales in the first twelve months after the acquisition date. As of March 29, 2008, the Company has expensed $6.4 million related to the fair value valuation of Pantone’s inventory, $3.8 of which was expensed during the first quarter of 2008.

The identifiable intangible assets are being amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 16 years.

The following unaudited pro forma information assumes the acquisition occurred as of the beginning of the period presented. The pro forma information contains the actual combined operating results of X-Rite and Pantone, with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include elimination of sales between X-Rite and Pantone during the period presented, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented (in thousands, except per share data):

Three Months ended March 31, 2007
Net sales	$67,605
Net loss	(7,297)
Basic and diluted loss per share	$(0.25)

NOTE 6—RESTRUCTURING AND INTEGRATION

Restructuring

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which have been completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions included approximately $6.0 million related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines.

The only future charges that the Company anticipates incurring for this restructuring are related to adjustments of the former CEO’s severance estimate, the value of which is variable because it is based on future results and stock price performance of the Company. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 29, 2007	$4,366	$—	$—	$—	$4,366
Charges incurred in 2008	1,017	232	—	—	1,249
Amounts paid or utilized in 2008	(1,467)	(232)	—	—	(1,699)

Balance at March 29, 2008	$3,916	$—	$—	$—	$3,916

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—RESTRUCTURING AND INTEGRATION – continued

On April 4, 2008, the Company announced that first quarter earnings would fall short of expectations based on weaker economic conditions and market specific softness that adversely affected revenues during the period. Concurrently, a revised cost savings and operational plan was implemented. The plan included 73 headcount reductions at various locations worldwide and additional cost of sales and operating cost reductions, which is in addition to the restructuring plans established in connection with the Pantone and Amazys acquisitions. The Company initiated this restructuring plan in the second quarter of 2008.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), have been included in the Company’s Condensed Consolidated Statements of Operations on the line titled “Restructuring and Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include ongoing business operating costs. Integration costs for the quarter ended March 29, 2008 were $0.1 million, compared with $0.9 million in the first quarter of 2007, a decrease of $0.8 million, or 88.9 percent. The decrease in integration costs is related to the completion of the Amazys restructuring in the first quarter of 2008.

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

In connection with the transaction, the Company recorded a net gain on the sale of $7.6 million during the quarter ended March 31, 2007, which is presented as a gain on sale of discontinued operations in the accompanying Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Condensed Consolidated Statement of Operations. Interest expense was not allocated to Labsphere, therefore all of the Company’s interest expense is included within continuing operations.

The components of the income (loss) from discontinued operations are presented below (in thousands):

Three Months Ended March 31, 2007
Net sales	$793

Loss from operations before income taxes	$(52)
Income tax benefit	(13)

Loss from operations	$(39)

Gain on disposal	$6,415
Income tax benefit on disposal	(1,217)

Net gain on disposal	$7,632

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—DISCONTINUED OPERATIONS – continued

There were no assets or liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheets as of March 29, 2008 and March 31, 2007. In the Condensed Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified in any period presented.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the three months ended March 29, 2008, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
December 29, 2007	$205,759	$82,449	$288,208
Acquisition purchase price adjustments	—	(178)	(178)
Foreign currency adjustments	16	—	16

March 29, 2008	$205,775	$82,271	$288,046

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. During 2007, the Company recorded final purchase accounting adjustments resulting in additional goodwill of $2.6 million. In connection with the Pantone acquisition in October 2007, the Company recorded $82.3 million of goodwill and $72.2 million of intangible assets. See Note 5 for further discussion of the Pantone acquisition.

The following is a summary of changes in intangible assets for the three months ended March 29, 2008 (in thousands):

	December 29, 2007	Additions	Amortization	Dispositions	Foreign Currency Adjustments	March 29, 2008
Technology and patents	$49,259	$—	$(2,095)	$—	$—	$47,164
Customer relationships	37,881	—	(1,040)	—	—	36,841
Trademarks and trade names	23,507	—	(405)	—	(1)	23,101
Covenants not to compete	12,667	—	(1,595)	—	(4)	11,068

Total	$123,314	$—	$(5,135)	$—	$(5)	$118,174

During the quarter ended March 31, 2007, $0.1 million in intangible assets were written-off in connection with the sale of Labsphere (see Note 7 for further discussion of the sale of Labsphere).

Estimated amortization expense for intangible assets as of March 29, 2008, for each of the succeeding years is as follows (in thousands):

Remaining 2008	$14,713
2009	18,017
2010	13,917
2011	12,456
2012	12,456
Thereafter	46,615

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company has a mortgage loan in the principal amount of $8.7 million, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan that requires monthly interest payments based on LIBOR plus 2.50% with the principal balance due in full in June 2008. In December 2007, the Company entered into a definitive purchase agreement to sell the property for $13.1 million plus reimbursement of certain property tax assessment payments made prior to closing of the transaction. On May 2, 2008, the buyer exercised its right to terminate the agreement in accordance with its terms. The Company is currently in negotiations to extend the mortgage terms and conditions.

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million. The credit facilities consisted of a $160 million first lien loan, which was comprised of a $60 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company. Both facilities provided variable interest rate options from which the Company selected for interest calculations. Subsequent to the end of the third quarter 2007, the Company elected to change the indices to the Prime Rate plus 125 and 400 basis points for the first and second lien facilities, respectively, in anticipation of re-financing activity associated with the acquisition of Pantone, Inc., which was completed on October 24, 2007. See Note 5 for further discussion of the Pantone acquisition.

In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. As of March 29, 2008, the Company had selected the three month LIBOR plus 350 and 750 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis. As a result of the defaults described below, the lenders under the first and second lien facilities may require that interest accrue on the outstanding loans at the prime rate plus 250 and 650 basis points for all or a portion of the first and second lien facilities, respectively, and/or require an additional 200 basis points under each facility as default interest. Alternatively, the lenders may limit the interest periods available for LIBOR based loans. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. As of March 29, 2008, the Company had drawn $16.5 million against the revolving line of credit. In addition, the $8.7 million mortgage liability is treated as a use of the $40 million line of credit.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, deliver certain reports and information, and meet certain financial ratios. On April 4, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities, and was actively engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. The Company has reclassified its long-term debt to current liabilities until such time as new credit agreement terms and covenants are established. Further draws on the Company’s revolving line of credit would require the approval of the first lien lender.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result, the Company recognizes derivative financial instruments in the Condensed Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded periodically in income or in shareholders’ investment as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS – continued

Interest Rate Swaps

During the first quarter of 2008, the Company utilized interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements resulted in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received was accrued as interest rates changed and was recorded as interest income or expense. Under SFAS 133, these swap transactions were designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss was initially recorded as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affected earnings.

The fair value of the remaining interest rate swaps at March 29, 2008 resulted in a liability of $16.1 million which is recorded in current accrued liabilities. During the quarter ended March 29, 2008, the Company paid net interest settlements of $0.2 million, which were recorded as a reclassification of other comprehensive income to interest expense. The impact of interest accruals on these instruments was not material. Portions of these interest rate swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter, and totaled $2.0 million.

At March 29, 2008, contract details were as follows (in thousands):

Expiration Date	Notional Amount	Floating LIBOR Rate	Fixed Rate
June, 2008	32,500	3.014%	5.260%
June, 2009	42,500	3.014%	5.188%
June, 2010	53,100	3.014%	5.188%
December, 2011	58,000	2.655%	4.326%
December, 2012	50,000	2.655%	4.464%
December, 2012	50,000	2.655%	4.422%
December, 2012	50,000	2.655%	4.422%

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangement as of the termination date was a liability of $12.1 million (the Settlement Amount). The Company is currently in negotiations regarding payment terms for the Settlement Amount. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. The Company has reclassified its long-term derivative financial instruments liability to current liabilities until payment terms are established.

NOTE 11—SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service or performance periods.

Valuation of Share-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options. Restricted stock awards are valued at closing market price on the date of the grant. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased (which equals the discount at which employees purchase the shares), in the quarter to which the purchases relate.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 11—SHARE-BASED COMPENSATION – continued

The Company used the following assumptions in valuing employee options granted during the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29, 2008	March 31, 2007
Dividend yield	0%	0%
Volatility	48%	54%
Risk - free interest rates	2.7 – 3.0%	4.5%
Expected term of options	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 29, 2008 and March 31, 2007 was as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Stock options	$452	$355
Restricted stock	656	215
Employee stock purchase plan	9	10
Cash bonus conversion plan	—	31

	1,117	611

Accelerated vesting related to restructuring activities	(15)	567

Total share-based compensation expense	$1,102	$1,178

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of March 29, 2008, there was unrecognized compensation cost for non-vested share-based compensation of $3.3 million related to options and $2.9 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 2.33 and 1.91 years, respectively.

NOTE 12—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plans

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas.

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its X-Rite AG (formerly Gretag-MacBeth AG) subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plans are held independently of the X-Rite’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS – continued

The last actuarial valuation was carried out as of December 29, 2007. Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Service cost	$778	$566
Interest	203	165
Expected return on plan assets	(271)	(262)
Less contributions paid by employees	(233)	(191)

Net periodic pension cost	$477	$278

The Company is currently evaluating what additional contributions if any will be made to the pension plan during the remainder of 2008. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 13—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per shares amounts):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net Income (Loss)
Income (loss) from continuing operations	$(16,797)	$217
Discontinued operations
Net loss from operations	—	(39)
Net gain on disposal	—	7,632

Net income (loss)	$(16,797)	$7,810

Weighted-Average Common Shares Outstanding
Basic	29,040	28,664
Diluted	29,040	28,973

Basic and Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$(.58)	$.01
Discontinued operations
Net income from operations	—	—
Net gain on disposal	—	.26

Net income (loss)	$(.58)	$.27

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,514,000 and 1,348,000 respectively, for the three month periods ended March 29, 2008 and March 31, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 14—INCOME TAXES

For the quarter ended March 29, 2008, the Company recorded a tax provision of $1.7 million against a pre-tax loss from continuing operations of $15.1 million, an effective rate of approximately (11.0) percent. The income tax provision primarily relates to income earned outside the United States. The Company cannot currently recognize tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects non-deductible charges related to equity-based compensation, and the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on December 31, 2006. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year.

The Company’s policy is to record interest and/or penalties related to income tax matters in income tax expense. At December 29, 2007, the Company had accrued $1.8 million for payment of interest and penalties. For the quarter ending March 29, 2008, the Company accrued additional interest of $0.1 million net of tax.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently the Company is undergoing a periodic audit in one foreign tax jurisdiction. It is possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit; however the amount of any payment is expected to be nominal.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded a tax provision of $0.2 million against pre-tax income from continuing operations of $0.4 million for the three months ended March 31, 2007. The provision calculations were negatively impacted by non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

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

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, pension adjustments, and unrealized gains or losses on the fair value of derivative instruments. Comprehensive income (loss) was $(22.6) and $9.5 million, respectively, for the three month periods ended March 29, 2008 and March 31, 2007.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. At March 29, 2008, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for 2007 and no payments have been made through March 29, 2008, relating to the 2008 policy year. This election has not materially impacted the cash surrender values during this time, nor is it expected to affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is 130,000 British pounds sterling, or approximately $0.3 million, as of March 29, 2008.

The Company’s product warranty reserves were nominal.

NOTE 18—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources, as well as the critical accounting policies, of X-Rite, Incorporated (also referred to as X-Rite, the Company). For purposes of this discussion, amounts from the accompanying condensed consolidated financial statements and related notes have been rounded to millions of dollars for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailer color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

First Quarter Highlights

•	Achieved record first quarter revenue of $65.9 million, a 14 percent increase over the first quarter of 2007, as a result of our Pantone acquisition

•	Operating expenses, excluding restructuring and integration expenses, were $0.8 million lower than the fourth quarter of 2007

•	Completed the execution of our plan to integrate the Amazys acquisition including headcount reductions, facility consolidations, product line rationalization and integration, and systems conversions

•	Initiated the alignment plan of the Pantone acquisition

The Company reported first quarter 2008 net sales of $65.9 million, versus $57.7 million for the first quarter of 2007. Gross margins for the first quarter were 53.6 percent and included $0.2 million of restructuring related charges and $3.9 million related to inventory valuation adjustments made as a result of the Pantone acquisition. Operating loss for the first quarter totaled $2.0 million as compared to operating income of $5.0 million in the first quarter of 2007. The Company reported net loss in the first quarter of 2008 of $16.8 million, or $0.58 per share.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following discussion of the Company’s three month results of continuing operations excludes the results related to the Labsphere business (which was sold in February 2007), which have been segregated from continuing operations and reflected as discontinued operations for all periods presented.

The following table summarizes the results of the Company’s operations for the three months ended March 29, 2008, and March 31, 2007 (in millions):

	Three Months Ended
	March 29, 2008		March 31, 2007
Net sales	$65.9	100.0%	$57.7	100.0%
Cost of sales:
Products sold	26.5	40.2	21.8	37.8
Restructuring charges	0.2	0.3	0.1	0.2
Inventory valuation	3.9	5.9	—	—

Gross profit	35.3	53.6	35.8	62.0

Operating expenses	37.3	56.6	30.8	53.4

Operating income (loss)	(2.0)	(3.0)	5.0	8.6

Interest expense	(12.0)	(18.2)	(4.6)	(8.0)
Other, net	(1.1)	(1.7)	—	—

Income (loss) before tax	(15.1)	(22.9)	0.4	0.6

Income tax	1.7	2.6	0.2	0.3

Income (loss) from continuing operations	(16.8)	(25.5)	0.2	0.3

Discontinued operations
Net income from operations	—	—	—	—
Net gain on disposal	—	—	7.6	13.2

Net income (loss)	$(16.8)	(25.5)%	$7.8	13.5%

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

Net Sales By Product Line

The Company has two reportable segments, Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware and software technology business that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone, Inc. business unit. Pantone, Inc. is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The following table denotes net sales by product line for the three months ended March 29, 2008 and March 31, 2007 (in millions):

	Three Months Ended
	March 29, 2008		March 31, 2007
Imaging and Media	$28.0	42.5%	$32.4	56.1%
Industrial	11.5	17.5	10.8	18.7
Retail	4.1	6.2	4.9	8.5
Color Support Services	7.4	11.2	6.8	11.8
Other	3.1	4.7	2.8	4.9

Total Color Measurement	54.1	82.1	57.7	100.0
Color Standards	11.8	17.9	—	—

Total	$65.9	100.0%	$57.7	100.0%

Consolidated

Net sales for the first quarter of 2008 were $65.9 million, an increase of $8.2 million, or 14.2 percent, over the first quarter in 2007. This year over year increase was the result of the acquisition of Pantone, sales for which have been included in the Company’s financial statements since the acquisition date, October 24, 2007. The Color Standards segment accounted for approximately $11.8 million in net sales for the first quarter 2008. The Color Measurement segment’s net sales decreased $3.6 million, or 6.2 percent, compared with first quarter 2007. Net sales in the Imaging and Media and Retail business units decreased by $4.4 million and $0.8 million, respectively, compared with the same period in 2007. These declines were offset by increases in the Industrial, Color Support Services and Other business units, which increased by $0.7 million, $0.6 million, and $0.3 million respectively, compared with the first quarter of 2007.

In the first quarter of 2008, the Company experienced net sales growth over the first quarter of 2007 in all of the primary regions of the world where it conducts business, with the exception of Latin America. Net sales in North America increased $2.5 million, or 12.1 percent, compared with the first quarter of 2007. Net sales in Europe increased $5.0 million, or 19.8 percent for the first quarter of 2008. The increases in these regions were primarily the result of the acquisition of Pantone, which recorded sales during the first quarter of $5.1 million and $4.4 million in North America and Europe, respectively. Net sales in Asia Pacific increased $0.8 million, or 7.4 percent compared with the first quarter of 2007. Net sales in Latin America decreased $0.1 million, or 10.0 percent compared with first quarter 2007.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $3.2 million favorable effect on first quarter 2008 net sales.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media business provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the first quarter of 2008, the Imaging and Media business recorded a decrease in net sales of $4.4 million, or 13.6 percent, compared with the first quarter of 2007. The Imaging and Media sales decreased in all of the primary regions of the world where the Company conducts operations, with the largest declines being a $1.8 million decrease in Asia Pacific and a $1.7 million decrease in North America. These decreases were primarily the result of withheld orders in anticipation of expected new product launches planned for later in the year and a shifting product mix resulting in longer lead times.

The Industrial business provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial net sales in the first quarter 2008 increased $0.7 million, or 6.5 percent, compared with 2007. The increase was driven by growth in Europe of $1.1 million, and offset by declines in Asia Pacific and North America.

The Retail business markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants and paint retailers and paint manufacturers. Net sales in the Retail product category for the first quarter of 2008 were $4.1 million, a decrease of $0.8 million, or 16.3 percent, compared with the first quarter of 2007. The decline was primarily attributable to softness in the North America home improvement markets, sales for which declined $0.6 million compared with the first quarter of 2007.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s service repair departments. This product category was formed in 2007 as a result of the Amazys acquisition. Net sales for the first quarter of 2008 were $7.4 million, an increase of $0.6 million, or 8.8 percent, compared with the first quarter of 2007. Increased sales of $0.3 million in Asia Pacific and $0.2 million in Europe accounted for most of the increase from the first quarter of 2007.

The Company’s business denoted as Other consists of three primary business categories: Medical, Dental and Light. The Medical product category provides instrumentation designed for use in controlling variables in the processing of x-ray film. The Dental product category provides matching technology to the cosmetic dental industry through X-Rite’s ShadeVision systems. The Light product category specializes in color viewing systems designed to increase productivity and reduce costs, while providing accurate simulation of natural daylight. Other product category net sales for the first quarter of 2008 were $3.1 million, representing an increase of $0.3 million, or 10.7 percent, over the first quarter of 2007.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone, Inc. business unit. Pantone, Inc. is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For the quarter ended March 29, 2008, the color standards segment recorded $11.8 million in net sales. As this segment was not in existence prior to the acquisition of Pantone in October, 2007, we are unable to compare these results to those of the first quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit for the first quarter of 2008 was $35.3 million, or 53.6 percent of sales, compared with $35.8 million, or 62.0 percent of sales, for the first quarter of 2007. Included in cost of sales for 2008 are $3.9 million, or 5.8 percent of margin percentage, in purchase accounting inventory adjustments as a result of the Pantone acquisition purchase price allocation. This allocation process required the Company to value the Pantone acquired inventory at estimated fair value less a normal profit margin as of the date of the acquisition and subsequently recognize this amount in operations as the related inventory was sold. The fair value valuation resulted in an aggregate increase to inventory of $15.4 million. During 2007, the Company recorded $0.2 million in restructuring expenses representing charges for the write-down of inventory and capitalized software directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. Excluding the effects of the purchase accounting valuation and restructuring charges in cost of sales, the Company’s gross margin related to continuing operations was $39.4 million, or 59.8 percent of sales in 2008 compared to $35.8 million, or 62.3 percent, in 2007. The decrease in margin was primarily due to lower overall volume in the Industrial business as well as product mix variations in its Imaging and Media product cateogry.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	March 29, 2008		March 31,2007
Selling and marketing	$17.7	26.9%	$14.1	24.4%
Research, development and engineering	8.6	13.1	8.6	14.9
General and administrative	9.9	15.0	6.3	10.9
Restructuring and integration	1.1	1.6	1.8	3.2

Total	$37.3	56.6%	$30.8	53.4%

Selling and Marketing

Selling and marketing expenses for the first quarter of 2008 increased by $3.6 million, or 25.5 percent, as compared with the first quarter of 2007. This increase was primarily a result of the acquisition of Pantone in October 2007. Pantone’s selling and marketing expenses for the first quarter of 2008 were $3.5 million. Selling and marketing expenses exclusive of the Pantone costs increased $0.1 million or 0.7 percent.

Research, Development and Engineering

Research, development and engineering (RD&E) expenses in 2008 remained flat for the first quarter of 2008 compared with first quarter of 2007. As a percent of sales, RD&E was 13.1 percent in the first quarter of 2008, as compared to 14.9 percent in the first quarter of 2007. The decline as a percent of sales was due to the acquisition of Pantone, which has nominal RD&E expense.

General and Administrative

General and Administrative (G&A) expenses increased by $3.6 million, or 57.1 percent, for the first quarter of 2008 compared with the first quarter of 2007. This increase was attributable to added costs associated with Pantone operations, which totaled approximately $2.9 million, and amortization of acquisition related intangible assets of $1.8 million. Excluding these costs, G&A expenses decreased $1.1 million or 17.5 percent compared with the first quarter of 2007, due to the relocation of employee headquarters which occurred in the first quarter of 2007, as well as other cuts of operational costs and synergies realized since the acquisition of Amazys.

Restructuring and Integration

Restructuring expense during the first quarter of 2008 increased $0.1 million or 11.1 percent compared with the first quarter of 2007. The nominal increase was primarily due to the majority of the restructuring actions being completed during 2007, resulting in minimal restructuring expense being incurred during the first quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), have been included in the Company’s Condensed Consolidated Statements of Operations on the line titled “Restructuring and Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include ongoing business operating costs. Integration costs for the quarter ended March 29, 2008 were $0.1 million, compared with $0.9 million in the first quarter of 2007, a decrease of $0.8 million, or 88.9 percent. The decrease in integration costs related to the completion of the Amazys restructuring in the first quarter of 2008.

Other Income (Expense)

Interest Expense

Interest expense was $12.0 million for the quarter ended March 29, 2008, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively. Additionally, in the first quarter of 2008 the Company included $2.0 million in losses on the ineffective portion of interest rate hedges in interest expense. These losses were reclassified from other comprehensive income (loss) to interest expense. For further discussions see Note 9 regarding the Company’s short and long-term indebtedness and Note 10 on the Company’s derivative financial instruments.

Other Expense

Other expense consists of investment income, investment impairments, and losses from foreign exchange transactions. Other expenses totaled $1.1 million during the first quarter of 2008, and were primarily related to losses on foreign exchange transactions.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Income Taxes

For the quarter ended March 29, 2008, the Company recorded a tax provision of $1.7 million against a pre-tax loss from continuing operations of $15.1 million, an effective rate of approximately (11.0) percent. The income tax provision primarily relates to income earned outside the United States. The Company cannot currently recognize tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects non-deductible charges related to equity-based compensation, and the fact that of foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on December 31, 2006. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year.

The Company’s policy is to record interest and /or penalties related to income tax matters in income tax expense. At December 29, 2007, the Company had accrued $1.8 million for payment of interest and penalties. For the quarter ending March 29, 2008, the Company accrued additional interest of $0.1 million net of tax.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently the Company is undergoing a periodic audit in one foreign tax jurisdiction. It is possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit; however the amount of any payment is expected to be nominal.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded a tax provision of $0.2 million against pre-tax income from continuing operations of $0.4 million for the three months ended March 31, 2007. The provision calculations were negatively impacted by non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

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

Net Income (Loss)

The Company recorded a loss from continuing operations of $16.8 million for the first quarter of 2008 compared with income from continuing operations of $0.2 million for the first quarter of 2007. On a per share basis, fully diluted income (loss) per share from continuing operations was $(0.58) and $0.01 in the first quarter of 2008 and 2007, respectively. Net loss for the first quarter of 2008 included the following additional pre-tax charges as compared to the first quarter of 2007: $7.4 million in interest expense related to debt incurred to finance the Amazys and Pantone acquisitions, $3.9 million related to an inventory valuation adjustment, $3.6 million of sales and marketing expenses, 80 percent of which related to Pantone, $3.6 million in general and administrative expenses, and $1.3 million in foreign currency exchange losses.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2008 due to shares being issued in connection with the Company’s employee stock programs.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended
	March 29, 2008	March 31, 2007	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$(11.7)	$(1.5)	$(10.2)
Investing activities	(1.3)	10.2	(11.5)
Financing activities	9.9	(9.7)	19.6
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.1)	1.3

Net decrease in cash and cash equivalents	(1.9)	(1.1)	(0.8)
Cash and cash equivalents, beginning of period	20.3	12.9	7.4

Cash and cash equivalents, end of period	$18.4	$11.8	$6.6

Cash, Cash Equivalents and Short-Term Investments

At March 29, 2008, the Company had cash and cash equivalents of $18.4 million, compared with $20.3 million at December 29, 2007, a decrease of $1.9 million. At March 29, 2008, approximately $12.3 million in cash and cash equivalents were held by subsidiaries outside of the United States.

Operating Activities

Net cash used for operating activities was $11.7 and $1.5 million for the first three months of 2008 and 2007, respectively. In 2008, cash used by operating activities consisted of a net loss of $16.8 million, offset by non-cash items of $10.1 million and net cash used for operating assets and liabilities of $5.0 million. Significant adjustments for non-cash items include add-backs for amortization of purchased intangibles and capitalized software of $6.0 million, depreciation of $1.9 million, share-based compensation expense of $1.1 million, and amortization of deferred financing costs of $0.8 million, offset by a loss on derivative ineffectiveness of $2.0 million. Significant changes in working capital accounts include decreases in accounts payable of $5.2 million and other current and non current liabilities of $3.0 million, offset by a decrease in accounts receivable of $4.7 million.

In the first quarter of 2007, cash provided by operating activities consisted of net income of $7.8 million adjusted for non-cash items of $0.3 million and net cash used for operating assets and liabilities of $9.0 million. Significant adjustments for non-cash items included the gain on the sale of Labsphere of $6.4 million and a reduction of deferred income tax liabilities of $1.4 million, off-set by depreciation of $1.8 million and amortization of purchased intangibles of $2.8 million. Significant changes in working capital accounts included increases in inventories of $3.1 million and decreases in other current and non current liabilities of $5.4 million, net of changes related to the Labsphere sale.

Investing Activities

The most significant components of the Company’s investing activities were capital expenditures and insurance gains and losses related to the Founders’ Shares Redemption Program and proceeds from the sale of Labsphere in 2007.

Capital expenditures for the first quarter of 2008 were $1.1 million. These expenditures were primarily related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland.

The Company maintains life insurance policies with cash surrender values of $20.2 million as of March 29, 2008. See Note 16 for further discussion of these policies.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Significant cash for investing activities in 2007 included the sale of Labsphere which provided $14.3 million in proceeds and capital expenditures which used $2.7 million. Included in these expenditures was $1.4 million related to the renovation costs of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan which was placed into service in January 2007. The remaining capital expenditures of $1.3 million were related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland.

Financing Activities

The Company’s principal financing activities were the management of short and long term indebtedness incurred in connection with the acquisitions of Amazys and Pantone as well as the issuance of common stock and shares purchased in the employee stock purchase plan.

The Company has a mortgage loan in the principal amount of $8.7 million, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan that requires monthly interest payments based on LIBOR plus 2.50% with the principal balance due in full in June 2008. In December 2007, the Company entered into a definitive purchase agreement to sell the property for $13.1 million plus reimbursement of certain property tax assessment payments made prior to closing of the transaction. On May 2, 2008, the Buyer exercised its right to terminate the agreement in accordance with its terms. The Company is currently in negotiations to extend the mortgage terms and conditions.

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million and replaced the Company’s previous line-of-credit. The credit facilities consisted of a $160 million first lien loan, which was comprised of a $60 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company. Both facilities provided variable interest rate options from which the Company selected for interest calculations. Subsequent to the end of the third quarter 2007, the Company elected to change the indices to the Prime Rate plus 125 and 400 basis points for the first and second lien facilities, respectively, in anticipation of re-financing activity associated with the acquisition of Pantone, Inc., which was completed on October 24, 2007. See Note 5 for further discussion of the Pantone acquisition.

In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. As of March 29, 2008, the Company has selected the three month LIBOR plus 350 and 750 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis. As a result of the defaults described below, the lenders under the first and second lien facilities may require that interest accrue on the outstanding loans at the prime rate plus 250 and 650 basis points for all or a portion of the first and second lien facilities, respectively, and/or require an additional 200 basis points under each facility as default interest. Alternatively, the lenders may limit the interest periods available for LIBOR based loans. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. As of March 29, 2008, the Company has drawn $16.5 million against the revolving line of credit. In addition, the $8.7 million mortgage liability is treated as a use of the $40 million line of credit.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and meet certain financial ratios. On April 4, 2008, the Company announced that it was currently not in compliance with certain covenants under its secured credit facilities, and was actively engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. The Company has reclassified its long-term debt to current liabilities until such time as new credit agreement terms and covenants are established. Further draws on the Company’s revolving line of credit would require the approval of the first lien lender.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

During the first quarter of 2008, the Company utilized interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements resulted in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received was accrued as interest rates changed and was recorded as interest income or expense. Under SFAS 133, these swap transactions were designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss was initially recorded as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affected earnings. The ineffective portion of the gain or loss, if any, was recognized in current period earnings in general and administrative expenses.

The fair value of the remaining interest rate swaps at March 29, 2008 resulted in a liability of $16.1 million which is recorded in current accrued liabilities. During the quarter ended March 29, 2008, the Company paid net interest settlements of $0.2 million, which were recorded as a reclassification of other comprehensive income to interest expense. The impact of interest accruals on these instruments was not material. Portions of these interest rate swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter, and totaled $2.0 million.

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangement as of the termination date was a liability of $12.1 million (the Settlement Amount). The Company is currently in negotiations regarding payment terms for the Settlement Amount. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. The Company has reclassified its long-term derivative financial instruments liability to current liabilities until payment terms are established.

During the first three months of 2008, the Company issued 9,270 shares of common stock in connection with purchases under the Employee Stock Purchase Plan, which generated $0.05 million of cash and granted 151,634 shares under the Company’s Restricted Stock Plan. During the first three months of 2007, the Company issued 179,738 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, generating $1.5 million in cash and granted 161,897 shares under the Company’s Restricted Stock plan during the quarter.

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

The Company is in discussions and negotiations with its lenders regarding its covenant non-compliance under its secured credit facilities. The Company is in covenant default and does not have a forbearance agreement in place. Further draws on the Company’s revolving line of credit require the approval of the lenders under these facilities.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Acquisition of Pantone

On October 24, 2007, the Company completed its acquisition of Pantone for a purchase price of $174.4 million. Pantone is a leader in color communication and specification standards in the creative design industries.

The following table summarizes the aggregate consideration paid for the acquisition (in millions):

Cash consideration paid	$174.4
Transaction costs	1.7

Total acquisition consideration	$176.1

The transaction was funded with cash, financed through new borrowings. Total cash acquired with the Pantone purchase was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. Results of operations have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the acquisition has been allocated to that segment. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of working capital adjustments, asset valuations and tax structuring decisions, as well as the completion of the integration process. Revisions to the fair values, which may be significant will be recorded by the Company as further adjustments to the purchase price allocation.

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. At March 29, 2008, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for 2007, and no payments have been made through March 29, 2008, relating to the 2008 policy year. This election has not materially impacted the cash surrender values during those periods, nor is it expected to affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

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

In December 2007, the Company entered into a definitive purchase agreement to sell the Grandville property for $13.1 million plus reimbursement of certain property tax assessment payments made prior to closing of the transaction. On May 2, 2008, the Buyer exercised its right to terminate the agreement in accordance with its terms.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since December 29, 2007.

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

NEW ACCOUNTING STANDARDS

See Note 2 for Recent accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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

The Company does not trade in financial instruments for speculative purposes.

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisitions of Pantone and Amazys. As of March 29, 2008, the combined notional amount of outstanding swap agreements was $336.1 million. A portion of these swap agreements have notional amounts that fluctuate over their lives. These agreements were terminated by the Company on April 21, 2008. These swap agreements have not been replaced and, as a result, the Company does not have any interest rate swap agreements in effect. The fair value of outstanding interest rate swaps was $16.1 and $12.1 million at March 29, 2008 and April 21, 2008, respectively. As of March 29, 2008 the fair value of the derivative financial instruments was recorded in current accrued liabilities.

A hypothetical 25 basis point increase in interest rates during the first quarter ended March 29, 2008 would have a nominal impact on the interest expense on borrowings as reported in the consolidated financial statements.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10% change in quoted currency exchange rate would be approximately $0.5 million for the quarter ended March 29, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this quarterly report (the Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Items 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The Company has defaulted on its credit facilities and does not have a forbearance agreement in place.

The Company finances its operations through borrowings under its revolving credit facilities and also through cash generated by operating activities. The Company’s credit facilities contain certain operational and financial covenants regarding its ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, deliver certain reports and information, and meet certain financial ratios. On April 4, 2008, the Company announced that it was not in compliance with certain covenants under its credit facilities, and was actively engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. The Company is still in discussions with its lenders and currently does not have a forbearance agreement in place. The Company can provide no assurance that current discussions will result in a forbearance agreement or any amendments to the credit agreements. The Company’s lenders could accelerate the Company’s indebtedness and exercise any available rights and remedies. If the Company were able to successfully negotiate a forbearance agreement, it may be required to pay significant amounts to its lenders to obtain their agreement to forbear exercising their rights and remedies. In addition, any forbearance agreement would have a limited duration and any future failures to comply with the covenants under the Company’s credit facilities could result in further events of default which, if not cured or waived, could trigger prepayment obligations.

The Company’s planned operations require additional liquidity that may not be available, which could have a negative effect on the Company’s business, its results of operations and financial condition.

The Company’s planned operations require additional liquidity that may not be available. Further draws on the Company’s revolving line of credit requires the approval of the lenders under these facilities. If the Company’s lenders accelerate its obligations, the Company would be unable to repay its obligations under its credit facilities. If the Company is unable to obtain favorable amendments to its credit facilities, it will seek to refinance its credit facilities but it cannot give any assurance that it will be successful in obtaining such financing or obtaining it on acceptable terms. If the Company’s debt cannot be refinanced or restructured, the Company’s lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of the Company’s assets securing the debt. If this were to happen and the Company were liquidated or reorganized after payment to the Company’s creditors, there may not be sufficient assets remaining for any distribution to the Company’s stockholders.

The Company might require additional capital to support business growth or to reduce its leverage. Such capital could be expensive or result in dilution to the Company’s security holders. If the Company is not able to obtain such capital, there may be a material adverse effect on its business and financial results.

The Company intends to continue to make investments to support its business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new products and technologies. In addition, the Company may engage in equity financings to reduce its leverage. If the Company raises additional funds through further issuances of equity or other securities evidencing the right to acquire equity, its existing security holders could suffer significant dilution, and any new equity securities the Company issues could have rights, preferences and privileges superior to those of holders of its common stock. Due to restrictive covenants in its current credit agreements and the seniority of the security interests granted to the lenders, the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it, when the Company requires it, the Company’s ability to continue to support its business growth and to respond to business challenges could be significantly limited.

Any debt financing secured by the Company in the future could involve additional restrictive covenants relating to its capital raising activities and other financial and operational matters, which may make it more difficult for it to obtain additional capital and to pursue business opportunities.

Item 1A.	Risk Factors - continued

The Company’s liquidity position imposes significant risks to its operations.

The Company’s liquidity position may adversely affect its relationships with its creditors, suppliers, customers and employees. Because of the public disclosure of the Company’s liquidity constraints, its ability to maintain normal credit terms with its suppliers may become impaired. Customers’ perception of the Company’s financial position may adversely affect their business dealings with the Company. The Company may also have difficulty maintaining its ability to attract, motivate and retain management and other key employees. Failure to maintain any of these important relationships could adversely affect the Company’s business, financial condition and results of operations.

The Company has a high degree of leverage and significant debt service obligations.

The debt service requirements on the Company’s $400.0 million in debt amounts to approximately $3.0 million per month. The Company’s high level of debt and debt service requirements have several effects on its current and future operations, including the following: (i) the Company will need to devote a significant portion of its cash flow to service debt, reducing funds available for operations and future business opportunities and increasing its vulnerability to adverse economic and industry conditions and competition; (ii) the Company’s leveraged position increases its vulnerability to competitive pressures; (iii) the covenants and restrictions contained in the Company’s credit agreements restricts it ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any additional default under the Company’s credit agreements could have a significant adverse effect on its business and the market value of its common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

In connection with the October 24, 2007 acquisition of Pantone, Inc. (the Acquisition), the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. As of March 29, 2008, the Company had selected the three month LIBOR plus 350 and 750 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis. As a result of the defaults described below, the lenders under the first and second lien facilities may require that interest accrue on the outstanding loans at the prime rate plus 250 and 650 basis points for all or a portion of the first and second lien facilities, respectively, and/or require an additional 200 basis points under each facility as default interest. Alternatively, the lenders may limit the interest periods available for LIBOR based loans. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. As of March 29, 2008, the Company had drawn $16.5 million against the revolving line of credit. In addition, the $8.7 million mortgage liability is treated as a use of the $40 million line of credit.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, delivery of certain reports and information, and meet certain financial ratios. On April 4, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities, and was engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. Further draws on the Company’s revolving line of credit would require the approval of the first lien lender. The Company has reclassified its long-term debt to current liabilities until such time as new credit agreement terms and covenants are established.

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the Acquisition. As of March 29, 2008, the combined notional amount of outstanding swap agreements was $336.1 million. A portion of these swap agreements have notional amounts that fluctuate over their lives. These agreements were terminated by the Company on April 21, 2008. The fair value of outstanding interest rate swaps as of April 21, 2008 was $12.1 million (the Settlement Amount). The Company is currently in negotiations regarding payment terms for the Settlement Amount. The termination of the swap arrangements results in an additional event of default under the Company’s secured credit facilities. As of March 29, 2008, the Company has reclassified its long-term derivative financial instruments liability to current liabilities until discrete payment terms are established.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

PART II OTHER INFORMATION

Item 6	Exhibits

(a) Exhibit Index

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 8, 2008	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer

May 8, 2008	/s/ Lynn J. Lyall
Lynn J. Lyall
Executive Vice President and Chief Financial Officer