Form 10-Q
period 2008-06-28
X RITE INC
filed 2008-08-07
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 28, 2008

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

On August 1, 2008, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 29,605,684.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,343	$20,300
Accounts receivable, less allowance of $2,601 in 2008 and $2,328 in 2007	44,617	47,050
Inventories	52,041	61,839
Deferred income taxes	2,620	2,571
Assets held for sale	7,614	7,614
Prepaid expenses and other current assets	6,764	6,318

	141,999	145,692

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	26,332	25,723
Machinery and equipment	29,293	27,250
Furniture and office equipment	24,220	22,596
Construction in progress	2,180	1,614

	84,821	79,979
Less accumulated depreciation	(37,732)	(32,619)

	47,089	47,360

Other assets:
Goodwill	287,696	288,208
Other intangibles, net	111,279	123,314
Cash surrender values of founders’ life insurance	20,022	21,168
Capitalized software (net of accumulated amortization of $7,952 in 2008 and $6,121 in 2007)	8,234	7,805
Deferred financing costs (net of accumulated amortization of $2,051 in 2008 and $527 in 2007)	14,262	15,786
Deferred income taxes	2,265	2,428
Other noncurrent assets	3,093	3,063

	446,851	461,772

	$635,939	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	June 28, 2008	December 29, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$8,680	$8,680
Current portion of long-term debt	390,150	2,700
Accounts Payable	11,362	17,724
Accrued liabilities:
Payroll and employee benefits	13,669	17,063
Restructuring	4,204	2,090
Income taxes	9,644	5,928
Deferred income taxes	6,298	6,090
Derivative financial instruments	12,165	81
Interest	4,260	1,368
Other	10,068	10,740

	470,500	72,464

Long-term liabilities:
Long-term debt, less current portion	—	378,300
Restructuring	1,095	2,232
Long-term compensation and benefits	1,316	1,541
Derivative financial instruments	—	4,862
Deferred income taxes	9,886	8,839
Accrued income taxes	5,672	1,713
Other	1,032	569

	489,501	470,520

Shareholders’ investment:
Common stock	2,916	2,903
Additional paid-in capital	112,297	109,439
Retained earnings	28,608	66,314
Accumulated other comprehensive income	2,617	5,648

	146,438	184,304

	$635,939	$654,824

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Sales	$73,461	$60,745	$139,380	$118,462

Cost of sales:
Products sold	31,080	23,769	57,588	45,522
Inventory valuation adjustment	3,845	—	7,690	—
Restructuring and other related charges	117	9	349	137

	35,042	23,778	65,627	45,659

Gross profit	38,419	36,967	73,753	72,803

Operating expenses:
Selling and marketing	17,342	13,882	34,995	27,974
Research, development and engineering	7,734	9,692	16,371	18,325
General and administrative	8,282	5,181	18,146	11,559
Restructuring and other related charges	4,606	1,299	5,764	3,024

	37,964	30,054	75,276	60,882

Operating income (loss)	455	6,913	(1,523)	11,921

Interest expense	(11,220)	(4,358)	(23,220)	(8,970)
Gain (loss) on sale of investment	1	837	(62)	837
Other, net	204	52	(884)	40

Income (loss) before income taxes	(10,560)	3,444	(25,689)	3,828

Income taxes	10,349	1,340	12,017	1,507

Net income (loss) from continuing operations	(20,909)	2,104	(37,706)	2,321

Discontinued operations
Net loss from operations	—	—	—	(39)
Net gain (loss) on disposal	—	(36)	—	7,596

	—	(36)	—	7,557

Net income (loss)	$(20,909)	$2,068	$(37,706)	$9,878

Basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.72)	$0.07	$(1.30)	$0.08
Discontinued operations
Net loss from operations	—	—	—	—
Net gain on disposal	—	—	—	0.26

Net income (loss)	$(0.72)	$0.07	$(1.30)	$0.34

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,706)	$9,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,577	3,386
Amortization of intangible assets	10,579	7,489
Amortization of deferred financing costs	1,523	624
Allowance for doubtful accounts	208	215
Deferred income taxes (credit)	1,023	(1,419)
Gain on sale of business, excluding income tax benefit	—	(6,367)
(Gain) loss on sale of investment	62	(837)
Share-based compensation	2,125	1,596
Excess tax benefit from stock-based compensation	—	(76)
Tax benefit from stock options exercised	—	342
Restructuring (including amortization expense of $0 in 2008 and $84 in 2007)	1,882	1,868
Inventory valuation adjustment	7,690	—
Interest rate swap expense	3,078	—
Other	22	(77)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,159	2,316
Inventories	3,561	(4,829)
Prepaid expenses and other current assets	299	(5,692)
Accounts payable	(6,996)	(595)
Income taxes	8,112	3,354
Other current and non-current liabilities	(1,999)	(6,767)

Net cash provided by operating activities	1,199	4,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,130)	(4,486)
Investment in Founders’ life insurance, net	1,146	(375)
Increase in other assets	(2,164)	(1,614)
Proceeds from sales of property and equipment	—	548
Proceeds from sale of business	—	14,314
Acquisitions, net of cash acquired	249	(600)
Other	—	81

Net cash provided by (used for) investing activities	(2,899)	7,868

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	10,500	2,500
Payment of long-term debt	(1,350)	(14,918)
Issuance of common stock	85	76
Excess tax benefit from stock-based compensation	—	2,780

Net cash provided by (used for) financing activities	9,235	(9,562)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	508	48

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,043	2,763
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,300	12,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,343	$15,639

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 2008 and the results of its operations and its cash flows for the three and six month periods ended June 28, 2008 and June 30, 2007, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOTE 2—NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). Effective December 30, 2007 (fiscal year 2008), the Company adopted the provisions of SFAS 157 for financial assets and liabilities measured on a recurring basis. There was no impact to the Company’s consolidated condensed financial statements as a result of the adoption of SFAS 157. As of June 28, 2008, the Company recognized a liability of $12.2 million for the fair value of the derivative financial instruments. As of June 30, 2007 the Company had a nominal asset recognized for the fair value of the derivative financial instruments. In accordance with SFAS 157, these liabilities are classified within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS – continued

Effective at the beginning of fiscal year ending January 3, 2009, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.

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

The Color Standards segment includes the operations of the Pantone, Inc. (Pantone) business unit. Pantone is a developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The Company created the Color Standards business segment in connection with the acquisition of Pantone on October 24, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 3—BUSINESS SEGMENTS – continued

The performance of the operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(in thousands)	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Sales:
Color Measurement	$61,855	$60,745	$115,934	$118,462
Color Standards	11,606	—	23,446	—

Total	$73,461	$60,745	$139,380	$118,462

Depreciation and Amortization:
Color Measurement	$5,426	$5,108	$10,870	$10,875
Color Standards	821	—	3,286	—

Total	$6,247	$5,108	$14,156	$10,875

Operating Income (Loss):
Color Measurement	$682	$6,913	$905	$11,921
Color Standards	(227)	—	(2,428)	—

Total	$455	$6,913	$(1,523)	$11,921

Capital Expenditures:
Color Measurement	$868	$1,748	$1,938	$4,486
Color Standards	176	—	192	—

Total	$1,044	$1,748	$2,130	$4,486

	June 28, 2008	December 29, 2007
Total Assets:
Color Measurement	$458,606	$468,609
Color Standards	177,333	186,215

Total	$635,939	$654,824

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	June 28, 2008	December 29, 2007
Raw materials	$16,828	$16,418
Work in process	19,564	28,532
Finished goods	15,649	16,889

Total	$52,041	$61,839

In connection with the acquisition of Pantone on October 24, 2007 the Company recorded the acquired inventory at fair market value. This resulted in a write-up of inventory in the amount of $15.4 million, which will be recognized in cost of sales ratably as the inventory is sold. As of June 28, 2008 and December 29, 2007 the unrecognized balance of the inventory write-up was $5.1 million and $12.8 million, respectively.

NOTE 5—ACQUISITIONS

Pantone, Inc.

On October 24, 2007, the Company completed its acquisition of Pantone for a purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million.

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration	$174,130
Transaction costs	1,737

Total acquisition consideration	$175,867

The transaction was funded with cash, financed through new borrowings. Total cash acquired was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheet based on their estimated fair values as of the date of the acquisition. Results of operations of Pantone have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the acquisition has been allocated to that segment. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations, and tax structuring decisions, as well as the completion of the integration process within one year of the acquisition date. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—ACQUISITIONS – continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 24, 2007 (in thousands):

Current assets		$33,111
Property, plant and equipment		2,262
Goodwill		85,853
Identifiable intangible assets
Customer relationships (estimated useful lives of 15 years)	33,500
Trademarks and trade names (estimated useful lives of 10 years)	23,890
Technology and patents (estimated useful lives of 15 years)	2,900
Covenants not to compete (estimated useful lives of 2-3 years)	8,600

Total intangible assets		68,890
Other assets		130

Total assets acquired		190,246

Current liabilities		(13,864)
Long-term liabilities		(515)

Total liabilities assumed		(14,379)

Net assets acquired		$175,867

As part of the purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of the acquisition, which will be recognized in cost of sales ratably as the inventory is sold As of June 28, 2008, the Company has recognized $10.3 million related to the fair value valuation of Pantone’s inventory. During the three and six months ended June 28, 2008 the Company recognized $3.8 and $7.7 million, respectively, in cost of sales related to the fair value valuation of Pantone’s inventory.

The identifiable intangible assets are being amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 12 years.

The following unaudited pro forma information assumes the acquisition occurred as of the beginning of each of the periods presented. The pro forma information contains the actual combined operating results of X-Rite and Pantone, with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include elimination of sales between X-Rite and Pantone during the periods presented, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

	Three months ended June 30, 2007	Six months ended June 30, 2007
Net sales	$72,315	$139,920
Net loss	(6,611)	(7,722)
Basic and diluted net loss per share	$(0.23)	$(0.27)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring

Amazys Restructuring Plan

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

The only future charges that the Company anticipates incurring for this restructuring are related to adjustments of the former CEO’s severance estimate, the value of which is based on future results and stock price performance of the Company. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 29, 2007	$4,366	$—	$—	$—	$4,366
Charges incurred	1,017	232	—	—	1,249
Amounts paid or utilized	(1,467)	(232)	—	—	(1,699)

Balance at March 29, 2008	3,916	—	—	—	3,916
Charges incurred	(59)	117	103	24	185
Amounts paid or utilized	(275)	(117)	(103)	(24)	(519)

Balance at June 28, 2008	$3,582	$—	$—	$—	$3,582

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—RESTRUCTURING AND OTHER RELATED CHARGES – continued

April 2008 Restructuring Plan

On April 3, 2008, the Company responded to weaker than expected economic conditions and market specific softness that adversely affected revenues during the first quarter by implementing a revised cost savings and operational plan (April 2008 restructuring plan). The April 2008 restructuring plan included 98 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions, which were in addition to the reductions achieved as part of the Amazys restructuring plan.

	Severance	Other	Total
Balance at March 29, 2008	$—	$—	$—
Charges incurred	2,537	1,706	4,243
Amounts paid or utilized	(1,602)	(924)	(2,526)

Balance at June 28, 2008	$935	$782	$1,717

Integration

Incremental costs incurred related to the integration of the Company’s acquisitions that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and six month periods ended June 28, 2008 totaled $0.3 million and $0.5 million, respectively and for the three and six month periods ended June 30, 2007 totaled $0.4 million and $1.3 million, respectively.

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

The components of the income (loss) from discontinued operations are presented below (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net sales	$—	$793

Loss from operations before income taxes	$—	$(52)
Income tax benefit	—	13

Loss from operations before income taxes	$—	$(39)

Gain (loss) on disposal	$(48)	$6,367
Income tax benefit on disposal	12	1,229

Net gain (loss) on disposal	$(36)	$7,596

There were no assets or liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheets as of June 28, 2008. In the Condensed Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not separately disclosed in any period presented.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the six months ended June 28, 2008, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
December 29, 2007	$205,759	$82,449	$288,208
Acquisition purchase price adjustments	(3,936)	3,404	(532)
Foreign currency adjustments	20	—	20

June 28, 2008	$201,843	$85,853	$287,696

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. As of December 31, 2007, the Company established a valuation allowance against certain deferred tax assets acquired in the Amazys acquisition which increased goodwill. During the second quarter ended June 28, 2008, the Company adjusted certain deferred tax assets in connection with the Amazys acquisition due to exposures associated with final tax valuation calculations pertaining to the shutdown and liquidation of certain Amazys facilities. The reduction in the valuation allowance decreased goodwill by $3.9 million. In connection with the Pantone acquisition in October 2007, the Company recorded $85.9 million of goodwill and $68.9 million of intangible assets. See Note 5 for further discussion of the Pantone acquisition.

The following is a summary of changes in intangible assets for the six months ended June 28, 2008 (in thousands):

	December 29, 2007	Additions	Amortization	Change in Preliminary Valuation Assumptions	Foreign Currency Adjustments	June 28, 2008
Technology and patents	$49,259	$—	$(3,907)	$(6,200)	$—	$39,152
Customer relationships	37,881	—	(2,241)	4,100	—	39,740
Trademarks and trade names	23,507	—	(458)	3,610	—	26,659
Covenants not to compete	12,667	—	(2,134)	(4,800)	(5)	5,728

Total	$123,314	$—	$(8,740)	$(3,290)	$(5)	$111,279

Estimated amortization expense for intangible assets as of June 28, 2008, for each of the succeeding years is as follows (in thousands):

Remaining 2008	$8,513
2009	15,778
2010	11,849
2011	11,793
2012	11,793
Thereafter	51,553

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage was renewed and extended in October of 2007 during which time the Company made a principal payment of $4.8 million. The mortgage agreement required monthly interest payments based on LIBOR plus 2.50 percent, with the principal balance due in full on August 30, 2008. In July 2008, the Company entered into a definitive purchase agreement to sell the property for $10.0 million. The purchase agreement provides for a 90 day due diligence period for the buyer to evaluate the property. The buyer has deposited an initial earnest money deposit of $0.2 million with an escrow agent to be applied as a credit to the purchase price at closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process.

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million. The credit facilities consisted of a $160 million first lien loan, which was comprised of a $120 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan.

In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company selected for interest calculations. The unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum.

During the first quarter of 2008, the Company selected the three month LIBOR plus 3.5 percent and 7.5 percent for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. As a result of the covenant defaults described below, an interest penalty of 2.0 percent was incurred on all first lien balances, including the unused revolver, beginning in March and interest rates on the first lien debt automatically reset to prime plus 2.5 percent as of the March 2008 reset dates. Interest payments on loans linked to the prime rate are required to be paid on a scheduled quarterly basis. As of June 28, 2008, the Company had drawn $16.5 million against the revolving line of credit. Further draws on the line of credit are currently not allowed due to the Company’s default situation. Should further draws on the line become available the total available funds will be reduced by the outstanding balance on the Company’s mortgage loan.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, deliver certain reports and information, and meet certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. The Company is actively engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. The Company has reclassified its long-term debt to current liabilities until such time as new credit agreement terms and covenants are established. Further draws on the Company’s revolving line of credit would require the approval of the first lien lenders.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result, the Company recognizes derivative financial instruments in the Condensed Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded in income or in shareholders’ investment as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

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

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million (the Settlement Amount). The Company is currently in negotiations regarding payment terms for the Settlement Amount. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. The Company has reclassified its long-term derivative financial instruments liability to current liabilities until payment terms are established. The swap liability is accruing interest, which has been included in the derivative financial instruments line on the Company’s Condensed Consolidated Balance Sheet. Interest related to the swap liability totaled $0.1 million through June 28, 2008.

During the quarter ended March 29, 2008, the Company paid net interest settlements of $0.2 million. Portions of these interest rate swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter. No cash settlements were made during the second quarter of 2008. Due to termination of the swap contracts in April, related accumulated other comprehensive income balances have been frozen and will be recognized as interest expense over the period of the hedged cash flows. Interest expense recorded related to the terminated swaps during the six months ended June 28, 2008 totaled $3.2 million, which included first quarter cash payments of $0.2 million, accrued interest on the swap liability of $0.1 million, as well as $2.9 million of accumulated other comprehensive income recognized as interest expense related to ineffectiveness and post-termination reclassifications of second quarter accumulated other comprehensive income balances.

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

Valuation of Share-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options. Restricted stock awards are valued at closing market price on the date of the grant. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, using the purchase date closing market price. This expense is recognized in the quarter to which the purchases relate.

The Company used the following assumptions in valuing employee options granted during the three and six months ended June 28, 2008 and the three and six months ended June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Dividend yield	0%	0%	0%	1%
Volatility	48 – 55%	54%	48 – 55%	57 – 58%
Risk-free interest rates	3.2 – 3.6%	4.6 – 4.8%	2.7 – 3.6%	4.5 – 4.7%
Expected term of options	7 years	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2008 and June 30, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock options	$484.9	$542.3	$937.2	$896.9
Restricted stock	515.8	398.5	1,171.8	614.1
Employee stock purchase plan	7.1	12.5	15.6	22.7
Cash bonus conversion plan	—	31.6	—	62.4

	1,007.8	984.9	2,124.6	1,596.1

Vesting related to restructuring activities	(35.4)	36.4	(50.0)	603.4

Total share-based compensation expense	$972.4	$1,021.3	$2,074.6	$2,199.5

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of June 28, 2008, there was unrecognized compensation cost for non-vested share-based compensation of $3.0 million related to options and $2.5 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.94 and 1.69 years, respectively.

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

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of its X-Rite Europe GmbH subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plans are held independently of the X-Rite’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The last actuarial valuation was carried out as of December 29, 2007. Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$793	$566	$1,571	$1,132
Interest	207	165	410	330
Expected return on plan assets	(277)	(262)	(548)	(524)
Less contributions paid by employees	(277)	(191)	(510)	(382)

Net periodic pension cost	$446	$278	$923	$556

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 13—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (“EPS”) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Income (Loss)
Income (loss) from continuing operations	$(20,909)	$2,104	$(37,706)	$2,321
Discontinued operations
Net loss from operations	—	—	—	(39)
Net gain (loss) on disposal	—	(36)	—	7,596

Net income (loss)	$(20,909)	$2,068	$(37,706)	$9,878

Weighted-Average Common Shares Outstanding
Basic	29,108	28,839	29,074	28,751
Diluted	29,108	29,265	29,074	29,119

Basic and Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$(0.72)	$0.07	$(1.30)	$0.08
Discontinued operations
Net loss from operations	—	—	—	—
Net gain on disposal	—	—	—	0.26

Net income (loss)	$(0.72)	$0.07	$(1.30)	$0.34

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,012,000 and 2,763,000, respectively, for the three month and six month periods ended June 28, 2008 and 1,163,000 and 1,256,000, respectively, for the three and six month periods ended June 30, 2007.

NOTE 14—INCOME TAXES

The Company recorded a tax provision of $10.3 million and $12.0 million against pre-tax losses of $10.6 million and $25.7 million, for the three and six month periods ended June 28, 2008, respectively. The effective tax rate for the quarter and year to date provisions was (98.0) and (46.2) percent, respectively. The income tax provision primarily relates to adjustments for the potential tax exposures associated with final valuation calculations pertaining to the Amazys acquisition and related facility shutdown and liquidation.

The Company cannot currently recognize tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on December 31, 2006 (fiscal year 2007). FIN 48 requires the Company to evaluate whether the tax position taken will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under FIN 48 a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 14—INCOME TAXES – continued

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six month periods ended June 28, 2008, the Company accrued interest and penalties $0.6 and $0.7 million respectively, net of associated tax benefits. For the three and six month periods ended June 30, 2007, the Company accrued interest and penalties $0.1 and $0.2 million respectively, net of associated tax benefits.

The Company is subject to periodic audits by domestic and foreign tax authorities. During the second quarter of 2008, a periodic audit in one foreign tax jurisdiction was concluded, resulting in no additional amounts due. There are currently no other ongoing audits in foreign tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded tax provisions of $1.3 million and $1.5 million against pre-tax income from continuing operations of $3.4 million and $3.8 million, for the three and six month periods ended June 30, 2007, respectively. The effective tax rate for the quarter and year to date provisions was 38.9 and 39.4 percent, respectively. The Company’s effective tax rate was adjusted in the second quarter of 2007 to reflect changes in annual estimates related to income in lower tax jurisdictions, the effect of non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

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

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and gain or loss on the fair value of derivative instruments. Comprehensive income (loss) was $(18.2) and $(40.7) million, respectively, for the three month and six month periods ended June 28, 2008 and $3.0 and $12.4 million, respectively, for the three and six month periods ended June 30, 2007.

NOTE 16—FOUNDERS’ STOCK REDEMPTION AGREEMENTS AND RELATED LIFE INSURANCE POLICIES

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. At June 28, 2008, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 16—FOUNDERS’ STOCK REDEMPTION AGREEMENTS AND RELATED LIFE INSURANCE POLICIES – continued

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for 2007 and no payments have been made through June 28, 2008. This election has not materially impacted the cash surrender values during this time, nor is it expected to affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 0.2 million British Pounds, or approximately $0.3 million, as of June 28, 2008.

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

Second Quarter Highlights:

•	Achieved second quarter revenue of $73.5 million, a 21.1 percent increase over the second quarter of 2007, as a result of the acquisition of Pantone, Inc.

•	Operating income was $0.5 million for the second quarter, despite restructuring and other related charges associated with the Company’s acquisitions and refinancing efforts.

•	The Company’s cash position increased $9.9 million during the quarter to $28.3 million.

•	Significant progress was made with interested parties regarding refinancing efforts and a new lender agreement.

The Company reported second quarter 2008 net sales of $73.5 million compared with $60.7 million in the same period of 2007. Gross margins were 52.3 percent and included $0.1 million of restructuring and other related charges and $3.9 million related to inventory valuation adjustments made as a result of the Pantone acquisition. Operating income totaled $0.4 million and included $4.6 million in restructuring and other related charges. The Company reported a net loss of $20.9 million, or $(0.72) per share, versus net income of $2.1 million, or $0.07 per share, for the same period in 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Year-to-Date Results

Year to date net sales were $139.4 million, versus $118.5 million for the same period of 2007. Gross margins were 52.9 percent, and included $0.3 million of restructuring charges and $7.7 million related to inventory valuation adjustments made as a result of the Pantone acquisition. Operating losses totaled $1.5 million and included $5.8 million in integration and restructuring related charges. The Company reported a net loss of $37.7 million, or $(1.30) per share, versus net income of $9.9 million, or $0.34 per share, for the same period in 2007.

RESULTS OF OPERATIONS

The following discussion of the Company’s three and six month results of continuing operations excludes the results related to the Labsphere business, which have been segregated from continuing operations and reflected as discontinued operations for all periods presented.

The following table summarizes the results of the Company’s operations for the three and six month periods ended June 28, 2008, and June 30, 2007 (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Net sales	$73.5	100.0%	$60.7	100.0%	$139.4	100.0%	$118.5	100.0%
Cost of sales:
Products sold	31.1	42.3%	23.7	39.0%	57.6	41.3%	45.5	38.4%
Inventory valuation adjustment	3.9	5.3%	—	—	7.7	5.5%	—	—
Restructuring charges	0.1	0.1%	—	—	0.3	0.3%	0.1	0.1%

Gross profit	38.4	52.3%	37.0	61.0%	73.8	52.9%	72.9	61.5%

Operating expenses	38.0	51.7%	30.1	49.6%	75.3	54.0%	60.9	51.4%

Operating income (loss)	0.4	0.6%	6.9	11.4%	(1.5)	(1.1)%	12.0	10.1%

Interest expense	(11.2)	(15.3)%	(4.4)	(7.2)%	(23.2)	(16.7)%	(9.0)	(7.6)%
Other, net	0.2	0.3%	0.9	1.4%	(1.0)	(0.7)%	0.8	0.7%

Income (loss) before taxes	(10.6)	(14.4)%	3.4	5.6%	(25.7)	(18.5)%	3.8	3.2%

Income taxes	10.3	14.0%	1.3	2.1%	12.0	8.6%	1.5	1.2%

Income (loss) from continuing operations	(20.9)	(28.4)%	2.1	3.5%	(37.7)	(27.1)%	2.3	2.0%

Discontinued operations
Net loss from operations	—	—	—	—	—	—	—	—
Net gain on disposal	—	—	—	—	—	—	7.6	6.4%

Net income (loss)	$(20.9)	(28.4)%	$2.1	3.5%	$(37.7)	(27.1)%	$9.9	8.4%

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

Net Sales By Product Line

The Company has two reportable segments, Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware and software technology business that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone, Inc. (Pantone) business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The following table denotes net sales by product line for the three and six months ended June 28, 2008 and June 30, 2007 (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Imaging and Media	$32.2	43.8%	$31.6	52.1%	$60.2	43.2%	$64.0	59.3%
Industrial	12.2	16.6%	12.3	20.3%	23.7	17.0%	23.2	24.6%
Retail	5.9	8.0%	6.1	10.0%	10.0	7.2%	11.0	10.3%
Color Support Services	7.7	10.5%	6.4	10.5%	15.0	10.8%	13.2	1.8%
Other	3.9	5.3%	4.3	7.1%	7.0	5.0%	7.1	4.0%

Total Color Measurement	61.9	84.2%	60.6	100.0%	115.9	83.2%	118.4	100.0%
Color Standards	11.6	15.8%	—	—	23.5	16.8%	—	—

Total	$73.5	100.0%	$60.6	100.0%	$139.4	100.0%	$118.4	100.0%

Consolidated

Net sales for the three and six month periods ended June 28, 2008 were $73.5 million and $139.4 million, respectively, an increase of $12.8 million and $20.9 million, respectively, as compared to the same periods in 2007. On a percentage basis the three and six month increases were 21.1 and 17.6 percent, as compared to the 2007 results. These increases were primarily the result of the acquisition of Pantone, sales for which have been included in the Company’s financial statements as of the acquisition date, October 24, 2007. The Color Standards segment accounted for approximately $11.6 and $23.5 million in net sales for the three and six month periods ended June 28, 2008, respectively. The Color Measurement segment’s net sales increased by $1.2 million for the three months ended June 28, 2008 as compared to the same period a year ago, but decreased $2.6 million for the six months ended compared to the same period of 2007.

The Company experienced net sales growth in 2008 as compared to 2007, in all of the primary regions of the world where it conducts business, with the exception of Latin America. Net sales in North America for the three and six month periods ended June 28, 2008, increased $4.9 million and $7.5 million, respectively, or 22.8 percent and 17.9 percent, versus comparable periods in 2007. Net sales in Europe for the three and six month periods ended June 28, 2008, increased $5.5 million and $10.4 million, respectively, or 21.2 percent and 20.3 percent, respectively, as compared to the same periods in 2007. Net sales in Asia Pacific for the three and six month periods ended June 28, 2008, increased $2.7 million and $3.3 million, or 22.2 percent and 14.6 percent, respectively, versus comparable periods in 2007. Net sales in Latin America decreased $0.3 million for both the three and six month periods ended June 28, 2008, or 15.3 percent and 12.2 percent, respectively, when compared to the similar periods in 2007.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $4.1 million, or 5.6 percent, favorable effect on second quarter 2008 net sales, and a $7.4 million, or 5.3 percent, favorable effect on year to date sales for the period ending June 28, 2008 as compared to similar periods in 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media business provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the three months ended June 28, 2008, the Imaging and Media business recorded an increase in net sales of $0.6 million, or 1.9 percent, compared with the second quarter of 2007. The increase was a result of the release of the Company’s newest product, ColorMunki, which generated approximately $3.0 million in revenue during the second quarter of 2008. For the six month period ended June 28, 2008, Imaging and Media net sales decreased $3.8 million, or 5.9 percent, compared with the similar period in 2007. These decreases were primarily the result a weak global economy in the pre-press and OEM markets that began in the first quarter. Imaging and Media sales declined slightly in all of the primary regions where the Company conducts operations, with the exception of Europe, which experienced growth of $1.2 million, or 7.9 percent and $0.5 million, or 1.7 percent for the three and six months ended June 28, 2008, respectively, as compared to the same period a year ago. The European revenue growth was driven by the favorable change in foreign currency exchange rates as compared to the prior year.

The Industrial business provides color measurement solutions for the automotive quality control, process control, and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial net sales were $12.2 million and $23.7 million for the three and six month periods ended June 28, 2008, respectively, compared to $12.3 million and $23.2 million respectively, for the comparable periods in 2007. While sales for the three month period remained flat as compared to 2007, sales for the six month period ended June 28, 2008 increased $0.5 million, or 2.2 percent compared to the same period a year ago. The increase in sales was primarily due to the industry’s acceptance of newly introduced products. Industrial sales in the second quarter of 2008 declined slightly in all of the primary regions where the Company conducts operations, with the exception of Asia Pacific. Year to date sales have declined in all primary regions where the Company conducts industrial operations, offset by growth in Europe of $0.9 million or 10.8 percent through June 28, 2008.

The Retail business markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers and paint manufacturers. Net sales were $5.9 and $10.0 million for the three and six months periods ended June 28, 2008, respectively, a decrease of $0.2 million, or 3.3 percent, for the second quarter and $1.0 million, or 9.1 percent, for the year to date period as compared with 2007. The decreases are primarily attributable to delayed new product development efforts which are needed to meet the specific needs of our large customers in the International regions. Extremely strong growth from the previous year in the European market has easily outpaced current growth as this new market evolves, requiring upgraded products to maintain previous adoption levels. Geographically, Retail sales declined in Europe and Latin America for the three and six months ended June 28, 2008, as compared to 2007. The declines in Europe were $0.4 million, or 23.7 percent, and $0.7 million, or 22.0 percent for the three and six months ended June 28, 2008, compared to the same periods a year ago. In Latin America, sales decreased by $0.2 million, or 64.5 percent, and $0.2 million, or 53.4 percent, for the three and six months ended June 28, 2008, respectively, as compared with 2007. The decrease in sales was primarily offset by growth of $0.3 million, or 7.1 percent, in North America during the second quarter of 2008.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s service repair departments. This product category was formed in 2007 as a result of the Amazys acquisition. Net sales increased $1.3 million and $1.8 million, or 20.3 percent and 13.6 percent, on a quarter and year to date basis, respectively, compared with 2007. Sales for the three and six months ended June 28, 2008 increased in Europe by $1.0 and $1.2 million and in Asia Pacific by $0.3 and $0.7 million, respectively, representing most of the increase from 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

The Company’s business denoted as Other consists of three primary business categories: Medical, Dental and Light. The Medical product category provides instrumentation designed for use in controlling variables in the processing of x-ray film. The Dental product category provides matching technology to the cosmetic dental industry through X-Rite’s Shade Vision systems. The Light product category specializes in color viewing systems designed to increase productivity and reduce costs, while providing accurate simulation of natural daylight. Other product category net sales for the second quarter were $3.9 million, a decrease of $0.4 million, or 9.3 percent, as compared to the same period of 2007. Other product category net sales for the six months ended June 28, 2008 remained relatively flat at $7.0 million as compared to $7.1 million in the prior year.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For the three and six month periods ended June 28, 2008, the color standards segment recorded $11.6 and $23.5 million in sales, respectively. This segment was not in existence prior to the acquisition of Pantone in October, 2007.

Cost of Sales and Gross Profit

Gross profit for three month period ended June 28, 2008 was $38.4 million, or 52.3 percent of sales, compared with $37.0 million, or 61.0 percent of sales, for the comparable period in 2007. For the six month period ended June 28, 2008, gross profit was $73.8 million, or 52.9 percent of sales, compared with $72.9 million, or 61.5 percent of sales, for the same period in 2007. Included in cost of sales for the three and six month periods ended June 28, 2008 were $3.9 million, or 5.3 percent of sales, and $7.7 million, or 5.5 percent of sales, respectively in purchase accounting inventory adjustments as a result of the Pantone acquisition purchase price allocation. This allocation process required the Company to value the Pantone acquired inventory at estimated fair value less a normal profit margin as of the date of the acquisition and subsequently recognize the adjustment in operations as the related inventory is sold. The fair value calculation resulted in an aggregate increase to inventory of $15.4 million. Excluding the effects of the purchase accounting valuation and restructuring charges in cost of sales, the Company’s gross margin related to continuing operations was $42.3 million, or 57.6 percent, and $81.5 million, or 58.5 percent for the three and six month periods ended June 28, 2008. Gross margins for the same period in 2007, excluding the effects of restructuring charges were $37.0 million, or 61.0 percent, and $73.0 million, or 61.6 percent, respectively. The decrease in margin is primarily due to the recognition of additional inventory reserves associated with the Company’s demonstration and evaluation inventory and lower absorption of fixed manufacturing costs. Lower absorption rates are the result of a significant decrease in inventory due to product mix changes with significant customers which had a further negative effect on inventory. The balance of inventory decreased $11.6 and $9.8 million for the three and six month periods ended June 28, 2008, respectively, resulting in the realization of previously capitalized expenses in the total cost of goods sold.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Selling and marketing	$17.4	23.6%	$13.9	23.0%	$35.0	25.1%	$28.0	23.6%
Research, development and engineering	7.7	10.5%	9.7	16.0%	16.4	11.8%	18.3	15.5%
General and administrative	8.3	11.3%	5.2	8.5%	18.1	13.0%	11.5	9.7%
Restructuring and other related charges	4.6	6.3%	1.3	2.1%	5.8	4.0%	3.1	2.6%

Total	$38.0	51.7%	$30.1	49.6%	$75.3	54.0%	$60.9	51.4%

Selling and Marketing

Selling and marketing expenses for the second quarter and year to date 2008 increased by $3.5 million, or 25.2 percent, and $7.0 million, or 25.0 percent, respectively, compared to the same periods in 2007. Both the quarterly and year-to-date increases are attributable to incremental costs associated with the acquisition of Pantone in October 2007. Pantone’s selling and marketing expenses for the three and six months ended June 28, 2008 were $3.3 and $6.8 million, respectively.

Research, Development and Engineering

Research, development, and engineering expenses for the second quarter and year to date 2008 decreased by $2.0 million, or 20.6 percent, and $1.9 million, or 10.4 percent, respectively, compared to the same periods in 2007. Both the quarterly and year-to-date decreases are primarily attributable to lower compensation levels as a result of the restructuring activity that took place in the second quarter of 2008.

General and Administrative

General and Administrative expenses for the second quarter and year to date 2008 increased by $3.1 million, or 59.6 percent, and $6.6 million, or 57.4 percent, respectively, compared to the same periods in 2007. Both the quarterly and year-to-date increases in 2008 were partially attributable to added costs associated with Pantone operations, which totaled approximately $1.4 million and $4.3 million, respectively, amortization of acquisition related intangible assets of $0.3 million and $2.1 million, respectively, and the decline in the fair market value of Founder’s life insurance policies of $0.5 million and $1.4 million, respectively. In addition to these costs, the company paid a $0.8 million one-time property tax assessment on the Company’s former headquarters in Grandville, Michigan, during the second quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Restructuring and Other Related Charges

Restructuring and other related charges expense during the three and six months ended June 28, 2008 increased $3.3 and $2.7 million, respectively, compared with the three and six months ended June 30, 2007. These increases were related to the April 4, 2008 restructuring (April 2008 restructuring plan) the Company announced in the second quarter of 2008. Included in the April 2008 restructuring plan the Company reduced its global headcount by 98 employees and took additional cost cutting initiatives cost of sales and operating expenses. For the three and six month periods ended June 28, 2008 the company expensed $4.2 million related to the April 2008 restructuring plan, including $2.5 million in severance costs and non-recurring professional fees of $1.7 million. In the first quarter of 2008 the Company completed the restructuring plan resulting from the Amazys acquisition in July 2006 (Amazys restructuring plan). In connection with the Amazys restructuring plan the Company recognized $1.2 and $0.2 million in expenses for the three and six months ended June 28, 2008. Included in the restructuring expenses are $1.0 million in severance costs, $0.3 million in asset write downs, and $0.1 million in facility exit and lease termination costs. Expenses recognized subsequent to the first quarter of 2008 represent unplanned charges incurred in connection with the Amazys acquisition plan.

Integration

Incremental costs incurred related to the integration of Amazys that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, have been included in a separate line on the Company’s Condensed Consolidated Statements of Operations titled “Integration”. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Integration costs for the three and six month periods ended June 28, 2008 totaled $0.3 million and $0.5 million, respectively, a decrease of 25.0 percent and 61.5 percent as compared to similar periods in the prior year. The decrease in integration costs is related to the completion of the Amazys restructuring in the first quarter of 2008.

Other Income (Expense)

Interest Expense

Interest expense was $11.2 and $23.2 million for the three and six months ended June 28, 2008, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively. Included in interest expense for the three and six months ended June 28, 2008 are $1.2 and $3.1 million in expense related to the terminated interest rate swap agreements. These losses were reclassified from other comprehensive income (loss) to interest expense. For further discussions see Note 9 regarding the Company’s short and long-term indebtedness and Note 10 on the Company’s derivative financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Other income (expense)

Other income (expense) consists of investment income, and losses from foreign exchange transactions. Other income (expense) totaled $0.2 and $(1.0) million for the three and six month periods ended June 28, 2008, and were primarily related to gains and losses on foreign exchange transactions.

Income Taxes

The Company recorded a tax provision of $10.3 million and $12.0 million against pre-tax losses of $10.6 million and $25.7 million, for the three and six month periods ended June 28, 2008, respectively. The effective tax rate for the quarter and year to date provisions was (98.0) and (46.2) percent, respectively. The income tax provision primarily relates to adjustments for the potential tax exposures associated with final valuation calculations pertaining to the Amazys acquisition and related facility shutdown and liquidation.

The Company cannot currently recognize tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six month periods ended June 28, 2008, the Company accrued interest and penalties $0.6 and $0.7 million respectively, net of associated tax benefits. For the three and six month periods ended June 30, 2007, the Company accrued interest and penalties $0.1 and $0.2 million respectively, net of associated tax benefits.

The Company is subject to periodic audits by domestic and foreign tax authorities. During the second quarter of 2008, a periodic audit in one foreign tax jurisdiction was concluded, resulting in no additional amounts due. There are currently no other ongoing audits in foreign tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

The Company recorded tax provisions of $1.3 million and $1.5 million against pre-tax income from continuing operations of $3.4 million and $3.8 million, for the three and six month periods ended June 30, 2007, respectively. The effective tax rate for the quarter and year to date provisions was 38.9 and 39.4 percent, respectively. The Company’s effective tax rate was adjusted in the second quarter of 2007 to reflect changes in annual estimates related to income in lower tax jurisdictions, the effect of non-deductible charges related to equity-based compensation, losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available, and the impact of foreign taxes currently not subject to foreign tax credit offsets.

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

Condition and Results of Operations - continued

Net Income (Loss)

The Company recorded a loss from continuing operations of $20.9 million and $37.7 million respectively, for the three and six month periods ended June 28, 2008, compared to income of $2.1 million and $2.3 million for the comparable periods in 2007. On a per share basis, fully diluted net income (loss) per share from continuing operations was $(0.72) and $(1.30) per share for the three and six month periods in 2008, compared to $0.07 and $0.08 per share for the comparable periods in 2007.

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

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Six Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$1.2	$4.4	$(3.2)
Investing activities	(2.9)	7.9	$(10.8)
Financing activities	9.2	(9.6)	$18.8
Effect of exchange rate changes on cash and cash equivalents	0.5	—	$0.5

Net increase in cash and cash equivalents	8.0	2.7	$5.3
Cash and cash equivalents, beginning of period	20.3	12.9	$7.4

Cash and cash equivalents, end of period	$28.3	$15.6	$12.7

Cash and Cash Equivalents

At June 28, 2008, the Company had cash and cash equivalents of $28.3 million, compared with $20.3 million at December 29, 2007, an increase of $8.0 million. At June 28, 2008, approximately $15.3 million in cash and cash equivalents were held by subsidiaries outside of the United States compared to $12.4 million as of June 30, 2007.

Operating Activities

Net cash provided by operating activities was $1.2 and $4.4 million for the first six months of 2008 and 2007, respectively.

In 2008, cash provided by operating activities consisted of a net loss of $(37.7) million adjusted for non-cash items of $31.8 million and net cash provided by operating assets and liabilities of $7.1 million. Significant adjustments for non-cash items included $15.7 million in depreciation and amortization charges, $7.7 million in acquired inventory valuation adjustments, and $2.1 million in share-based compensation expense. Operating funds were also provided by a decrease in accounts receivable of $4.2 million, or 8.8 percent, due primarily to a decrease in sales for second quarter 2008 compared with fourth quarter 2007. A decrease in inventory of $3.6 million also provided additional operating funds. These sources of cash were partially offset by decreases in accounts payable and other liabilities of $7.0 and $2.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

In 2007, cash provided by operating activities consisted of net income of $9.9 million, increased by non-cash items of $6.7 million and net cash used for operating assets and liabilities of $12.2 million. Significant adjustments for non-cash items included the gain on the sale of Labsphere of $6.4 million and a reduction of deferred income tax liabilities of $1.4 million, off-set by depreciation of $3.4 million and amortization of purchased intangibles of $7.5 million. Significant changes in working capital accounts included expenditures for increased inventories of $4.8 million and prepaid and other assets of $5.7 million and decreases in other current and noncurrent liabilities of $6.8 million.

Investing Activities

The most significant components of the Company’s investment activities were (i) sale of business, (ii) capital expenditures, (iii) short-term investment purchases and sales.

Significant cash used for investing activities in 2008 included capital expenditures of $2.1 million and increases in capitalized software costs of $2.2 million. Capital expenditures are primarily related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland.

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage was renewed and extended in October of 2007 during which time the Company made a principal payment of $4.8 million. The mortgage agreement requires monthly interest payments based on LIBOR plus 2.50 percent, with the principal balance due in full on August 30, 2008. In July 2008, the Company entered into a definitive purchase agreement to sell the property for $10.0 million. The purchase agreement provides for a 90 day due diligence period for the buyer to evaluate the property. The buyer has deposited an initial earnest money deposit of $0.2 million with an escrow agent to be applied as a credit to the purchase price at closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process.

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million. The credit facilities consisted of a $160 million first lien loan, which was comprised of a $120 million seven-year term loan and a $40 million five-year revolving line of credit, and a $60 million six-year term second lien loan.

In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company selected for interest calculations. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

During the first quarter of 2008, the Company selected the three month LIBOR plus 3.5 percent and 7.5 percent for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. As a result of the covenant defaults described below, an interest penalty of 2.0 percent was incurred on all first lien balances, including the unused revolver, beginning in March and interest rates on the first lien debt automatically reset to prime plus 2.5 percent as of the March 2008 reset dates. Interest payments on loans linked to the prime rate are required to be paid on a scheduled quarterly basis. As of June 28, 2008, the Company had drawn $16.5 million against the revolving line of credit. Further draws on the line of credit are currently not allowed due to the Company’s default situation. Should further draws on the line become available the total available funds will be reduced by the outstanding balance on the Company’s mortgage loan.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, deliver certain reports and information, and meet certain financial ratios. On April 4, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. The Company is actively engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. The Company has reclassified its long-term debt to current liabilities until such time as new credit agreement terms and covenants are established. Further draws on the Company’s revolving line of credit would require the approval of the first lien lenders.

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

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million (the Settlement Amount). The Company is currently in negotiations regarding payment terms for the Settlement Amount. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. The Company has reclassified its long-term derivative financial instruments liability to current liabilities until payment terms are established. The swap liability is accruing interest, which has been included in the derivative financial instruments line on the Company’s Condensed Consolidated Balance Sheet. Interest related to the swap liability totaled $0.1 million through June 28, 2008.

During the quarter ended March 29, 2008, the Company paid net interest settlements of $0.2 million. Portions of these interest rate swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter. No cash settlements were made during the second quarter of 2008. Due to termination of the swap contracts in April, related accumulated other comprehensive income balances have been frozen and will be recognized as interest expense over the period of the hedged cash flows. Interest expense recorded related to the terminated swaps during the six months ended June 28, 2008 totaled $3.2 million, which included first quarter cash payments of $0.2 million, accrued interest on the swap liability of $0.1 million, as well as $2.9 million of accumulated other comprehensive income recognized as interest expense related to ineffectiveness and post-termination reclassifications of second quarter accumulated other comprehensive income balances.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

For the six months ended June 28, 2008, the Company issued 27,343 shares of common stock in connection with purchases under the Employee Stock Purchase Plan, which generated $0.09 million of cash and granted 196,719 shares under the Company’s Restricted Stock Plan. During the first six months of 2007, the Company issued 270,127 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $2.8 million of cash. In addition, 196,626 shares were granted under the 2006 Omnibus Stock Plan and 19,020 shares were issued in connection with the completion of the Amazys acquisition.

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

Acquisition of Pantone

On October 24, 2007, the Company completed its acquisition of Pantone for a purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million.

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration	$174.1
Transaction costs	1.8

Total acquisition consideration	$175.9

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

In June 2005, the Company entered into agreements with two life settlement providers for the sale of three life insurance policies owned by the Company with a total face value of $30.0 million. The Company received proceeds of $6.5 million, net of closing costs, from the sale of these policies. At June 28, 2008, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $3.5 million per year. The Company elected not to make these premium payments for 2007 and no payments have been made through June 28, 2008. This election has not materially impacted the cash surrender values during this time, nor is it expected to affect payment of future benefits under the policies. The Company continues to review its options with regard to the future of the remaining policies.

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

In July 2008, the Company entered into a definitive purchase agreement to sell the Grandville property for $10.0 million.

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

The Company recorded a net gain on the sale of $7.6 million during the six months ended June 28, 2008, which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations.

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

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisitions of Pantone and Amazys. As of March 29, 2008, the combined notional amount of outstanding swap agreements was $336.1 million. These agreements were terminated by the Company on April 21, 2008. These swap agreements have not been replaced and, as a result, the Company does not have any interest rate swap agreements in effect. The fair value of terminated interest rate swaps $12.2 million, including interest, as of June 28, 2008. As of June 28, 2008, the fair value of the derivative financial instruments was recorded in current accrued liabilities.

A hypothetical 25 basis point increase in interest rates during the six months ended June 28, 2008 would have increased interest expense $0.5 million as reported in the consolidated financial statements.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10% change in quoted currency exchange rate would be approximately $0.8 million for the six months ended June 28, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factors - continued

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

In connection with the October 24, 2007 acquisition of Pantone, Inc. (the Acquisition), the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The credit facilities consist of a $310 million first lien loan, which is comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable indices from which the Company may select for interest calculations. As of March 29, 2008, the Company had selected the three month LIBOR plus 350 and 750 basis points for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. A small portion of the credit facilities are tied to the prime rate and require interest payments on a scheduled quarterly basis. As a result of the defaults described below, the lenders under the first and second lien facilities may require that interest accrue on the outstanding loans at the prime rate plus 250 and 650 basis points for all or a portion of the first and second lien facilities, respectively, and/or require an additional 200 basis points under each facility as default interest. Alternatively, the lenders may limit the interest periods available for LIBOR based loans. The unused portion of the revolving credit facility is subject to a fee of 0.5% per annum. As of June 28, 2008, the Company had drawn $16.5 million against the revolving line of credit. In addition, the $8.7 million mortgage liability is treated as a use of the $40 million line of credit.

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

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the Acquisition. As of March 29, 2008, the combined notional amount of outstanding swap agreements was $336.1 million. These agreements were terminated by the Company on April 21, 2008. The fair value of outstanding interest rate swaps as of June 28, 2008 was $12.2 million, including interest (the Settlement Amount). The Company is currently in negotiations regarding payment terms for the Settlement Amount. The termination of the swap arrangements results in an additional event of default under the Company’s secured credit facilities. As of June 28, 2008, the Company has reclassified its long-term derivative financial instruments liability to current liabilities until discrete payment terms are established.

Item 5.	Other Information

None

Item 4	Submission of Matters to a Vote of Security Holders

On May 28, 2008, the Company held the annual meeting of its Shareholders to vote on the election of directors and proposed amendment to the Company’s articles of incorporation to increase the authorized common shares from 50,000,000 to 100,000,000. The results of the voting were as follows:

1. Election of the following directors to three-year terms expiring in 2011:

Term to Expire in 2011	Affirmative Votes	Votes Withheld

Stanley W. Cheff	17,050,933	6,283,841
Dr. Massimo S. Lattmann	17,097,560	6,237,214
John E. Utley	18,069,248	5,265,526

2. Approval of increase in authorized common stock from 50,000,000 to 100,000,000 shares

	For	Against
Total Shares Voted	17,624,642	5,642,223

PART II OTHER INFORMATION

Item 6	Exhibits

(a) Exhibit Index

10(35)	Amendment Mortgage and Security Agreement, dated June 30, 2006, between X-Rite, Incorporated and Fifth Third Bank for the quarter ended June 28, 2008 (Commission File No. 0-14800)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

August 7, 2008	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer

August 7, 2008	/s/ David A. Rawden
David A. Rawden
Chief Financial Officer