Form 10-Q
period 2008-09-27
X RITE INC
filed 2008-11-06
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 27, 2008

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

On November 1, 2008, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 77,317,883.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,135	$20,300
Accounts receivable, less allowance of $2,450 in 2008 and $2,328 in 2007	37,974	47,050
Inventories	44,811	61,839
Deferred income taxes	2,430	2,571
Assets held for sale	7,614	7,614
Deferred equity costs	4,330	—
Prepaid expenses and other current assets	8,250	6,318

	155,544	145,692

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	26,038	25,723
Machinery and equipment	28,137	27,250
Furniture and office equipment	24,001	22,596
Construction in progress	2,699	1,614

	83,671	79,979
Less accumulated depreciation	(37,997)	(32,619)

	45,674	47,360

Other assets:
Goodwill	292,453	288,208
Other intangibles, net	107,300	123,314
Cash surrender values of founders’ life insurance	8,870	21,168
Capitalized software, net of accumulated amortization of $8,628 in 2008 and $6,121 in 2007	8,076	7,805
Deferred financing costs, net of accumulated amortization of $2,816 in 2008 and $527 in 2007	15,873	15,786
Deferred income taxes	30	2,428
Other noncurrent assets	2,916	3,063

	435,518	461,772

	$636,736	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	September 27, 2008	December 29, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$8,680	$8,680
Current portion of long-term debt	396,312	2,700
Accounts payable	13,788	17,724
Accrued liabilities:
Payroll and employee benefits	14,034	17,019
Restructuring	2,238	2,134
Income taxes	8,897	5,928
Deferred income taxes	6,297	6,090
Derivative financial instruments	12,324	81
Interest	10,015	1,368
Other	10,657	10,740

	483,242	72,464

Long-term liabilities:
Long-term debt, less current portion	—	378,300
Restructuring	987	2,232
Long-term compensation and benefits	1,276	1,541
Derivative financial instruments	—	4,862
Deferred income taxes	15,009	8,839
Accrued income taxes	5,925	1,713
Other	917	569

	24,114	398,056

Shareholders’ investment:
Common stock	2,917	2,903
Additional paid-in capital	113,225	109,439
Retained earnings	13,141	66,314
Accumulated other comprehensive income	97	5,648

	129,380	184,304

	$636,736	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Sales	$61,283	$55,561	$200,663	$174,023

Cost of sales:
Products sold	25,930	24,678	83,518	70,470
Inventory valuation adjustment	3,845	—	11,536	—
Restructuring and other related charges	22	25	369	162

	29,797	24,703	95,423	70,632

Gross profit	31,486	30,858	105,240	103,391

Operating expenses:
Selling and marketing	15,486	13,961	50,482	41,935
Research, development and engineering	6,868	8,357	23,239	26,682
General and administrative	9,037	6,350	27,183	17,909
Restructuring and other related charges	(162)	1,747	5,602	4,771

	31,229	30,415	106,506	91,297

Operating income (loss)	257	443	(1,266)	12,094

Interest expense	(12,377)	(4,275)	(35,597)	(13,245)
Gain (loss) on sale of investment	—	—	(62)	837
Other, net	896	(982)	13	(672)

Loss before income taxes	(11,224)	(4,814)	(36,912)	(986)

Income taxes (benefit)	4,243	(1,952)	16,260	(445)

Net loss from continuing operations	(15,467)	(2,862)	(53,172)	(541)

Discontinued operations
Net loss from operations	—	—	—	(39)
Net gain on disposal	—	—	—	7,596

	—	—	—	7,557

Net income (loss)	$(15,467)	$(2,862)	$(53,172)	$7,016

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.53)	$(0.10)	$(1.83)	$(0.02)
Discontinued operations
Net gain on disposal	—	—	—	0.26

Net income (loss)	$(0.53)	$(0.10)	$(1.83)	$0.24

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,172)	$7,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,840	4,963
Amortization of intangible assets	15,893	11,237
Amortization of deferred financing costs	2,289	936
Allowance for doubtful accounts	197	378
Deferred income taxes (credit)	4,167	(1,042)
Gain on sale of property and equipment	(17)
Gain on sale of business, excluding income tax benefit	—	(6,367)
(Gain) loss on sale of investment	62	(837)
Share-based compensation	2,968	2,652
Excess tax benefit from stock-based compensation	—	(163)
Tax benefit from stock options exercised	—	409
Restructuring (including amortization expense of $0 in 2008 and $109 in 2007)	290	2,383
Inventory valuation adjustment	11,536	—
Interest rate swap expense	4,411	—
Other	39	(59)
Changes in operating assets and liabilities, net of effects from from acquisitions:
Accounts receivable	9,531	5,561
Inventories	4,687	(7,020)
Prepaid expenses and other current assets	(1,883)	(4,095)
Accounts payable	(4,237)	(591)
Income taxes	8,120	(134)
Other current and non-current liabilities	4,404	(7,718)

Net cash provided by operating activities	15,125	7,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,674)	(6,158)
Investment in Founders’ life insurance, net	1,635	(246)
Increase in other assets	(3,036)	(2,427)
Proceeds from sales of property and equipment	3	4,200
Proceeds from sale of business	—	14,314
Proceeds from surrender of life insurance policies	10,663
Acquisitions, net of cash acquired	249	(600)
Other	—	81

Net cash provided by investing activities	5,840	9,164

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	20,500	2,500
Payment of long-term debt	(5,188)	(18,785)
Debt issuance costs	—	(100)
Debt amendment costs	(2,376)	—
Equity issuance costs	(3,139)	—
Issuance of common stock	133	3,319
Excess tax benefit from stock-based compensation	—	163

Net cash provided by (used for) financing activities	9,930	(12,903)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,060)	648

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,835	4,418
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,300	12,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,135	$17,294

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 2008 and the results of its operations and its cash flows for the three and nine month periods ended September 27, 2008 and September 29, 2007, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOTE 2—NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). Effective December 30, 2007 (fiscal year 2008), the Company adopted the provisions of SFAS 157 for financial assets and liabilities measured on a recurring basis. There was no impact to the Company’s consolidated condensed financial statements as a result of the adoption of SFAS 157. As of September 27, 2008 and December 29, 2007 the Company recognized a liability of $12.3 million and $4.9 million, respectively, for the fair value of the derivative financial instruments related to interest rate swap agreements. In accordance with SFAS 157, these liabilities are classified within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS – continued

Effective at the beginning of fiscal year ending January 3, 2009, we will adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—BUSINESS SEGMENTS – continued

The performance of the operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Sales:
Color Measurement	$51,174	$55,561	$167,108	$174,023
Color Standards	10,109	—	33,555	—

Total	$61,283	$55,561	$200,663	$174,023

Depreciation and Amortization:
Color Measurement	$5,620	$5,325	$16,490	$16,200
Color Standards	1,957	—	5,243	—

Total	$7,577	$5,325	$21,733	$16,200

Operating Income (Loss):
Color Measurement	$2,146	$443	$3,051	$12,094
Color Standards	(1,889)	—	(4,317)	—

Total	$257	$443	$(1,266)	$12,094

Capital Expenditures:
Color Measurement	$1,402	$1,672	$3,340	$6,158
Color Standards	142	—	334	—

Total	$1,544	$1,672	$3,674	$6,158

	September 27, 2008	December 29, 2007
Total Assets:
Color Measurement	$460,356	$468,609
Color Standards	176,380	186,215

Total	$636,736	$654,824

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	September 27, 2008	December 29, 2007
Raw materials	$14,376	$16,418
Work in process	15,958	28,532
Finished goods	14,477	16,889

Total	$44,811	$61,839

In connection with the acquisition of Pantone on October 24, 2007 the Company recorded the acquired inventory at fair market value. This resulted in a write-up of inventory in the amount of $15.4 million, which is recognized in cost of sales ratably as the inventory is sold. As of September 27, 2008 and December 29, 2007 the unrecognized balance of the inventory write-up was $1.3 million and $12.8 million, respectively.

NOTE 5—ACQUISITIONS

Pantone, Inc.

On October 24, 2007, the Company completed its acquisition of Pantone for an initial purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million.

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration	$174,130
Transaction costs	1,738

Total acquisition consideration	$175,868

The transaction was funded with cash, financed through new borrowings. Total cash acquired was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheet based on their estimated fair values as of the date of the acquisition. Results of operations of Pantone have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the acquisition has been allocated to that segment. The purchase price allocation was finalized during the third quarter of 2008 and a final determination of all purchase accounting adjustments was made upon finalization of asset valuations and acquisition costs.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—ACQUISITIONS – continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 24, 2007 (in thousands):

Current assets		$32,143
Property, plant and equipment		2,319
Goodwill		90,740
Identifiable intangible assets
Customer relationships (estimated useful lives of 15 years)	33,500
Trademarks and trade names (estimated useful lives of 10 years)	23,890
Technology and patents (estimated useful lives of 15 years)	2,900
Covenants not to compete (estimated useful lives of 2-3 years)	9,000

Total intangible assets		69,290
Other assets		130

Total assets acquired		194,622
Current liabilities		(13,923)
Long-term liabilities		(4,831)

Total liabilities assumed		(18,754)

Net assets acquired		$175,868

As part of the purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of the acquisition. This adjustment is being recognized in cost of sales ratably as the inventory is sold. As of September 27, 2008, the Company has recognized $14.1 million related to the fair value valuation of Pantone’s inventory. During the three and nine months ended September 27, 2008 the Company recognized $3.9 and $11.6 million, respectively, in cost of sales related to the fair value valuation of Pantone’s inventory.

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

	Three months ended September 29, 2007	Nine months ended September 29, 2007
Net sales	$67,327	$207,247
Net loss	(13,267)	(20,989)
Basic and diluted net loss per share	$(0.46)	$(0.73)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions included approximately $6.0 million related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines.

The only future charges that the Company anticipates incurring for this restructuring are related to adjustments of the former CEO’s severance estimate, the value of which is based on future results and stock price performance of the Company. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 29, 2007	$4,366	$—	$—	$—	$4,366
Charges incurred	1,017	232	—	—	1,249
Amounts paid or utilized	(1,467)	(232)	—	—	(1,699)

Balance at March 29, 2008	3,916	—	—	—	3,916
Charges incurred	(59)	117	103	24	185
Amounts paid or utilized	(275)	(117)	(103)	(24)	(519)

Balance at June 28, 2008	3,582	—	—	—	3,582
Charges incurred	(352)	—	—	—	(352)
Amounts paid or utilized	(713)	—	—	—	(713)

Balance at September 27, 2008	$2,517	$—	$—	$—	$2,517

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—RESTRUCTURING AND OTHER RELATED CHARGES – continued

April 2008 Restructuring Plan

On April 3, 2008, the Company responded to weaker than expected economic conditions and market specific softness that adversely affected revenues during the first quarter by implementing a revised cost savings and operational plan (April 2008 restructuring plan). The April 2008 restructuring plan included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions, which were in addition to the reductions achieved as part of the Amazys restructuring plan.

	Severance	Asset Write Downs	Other	Total
Balance at March 29, 2008	$—	$—	$—	$—
Charges incurred	2,537	—	1,706	4,243
Amounts paid or utilized	(1,602)	—	(924)	(2,526)

Balance at June 28, 2008	935	—	782	1,717
Charges incurred	44	21	(79)	(14)
Amounts paid or utilized	(535)	(21)	(617)	(1,173)

Balance at September 27, 2008	$444	$—	$86	$530

October 2008 Restructuring Plan

On October 30, 2008, the Company announced that it will consolidate its global manufacturing facilities through the closure of the Company’s Brixen, Italy facility (October 2008 restructuring plan). The October 2008 restructuring plan includes 22 headcount reductions, elimination of product lines, as well as additional cost of sales and operating cost reductions. As part of the October 2008 restructuring plan the Company is relocating the manufacturing of several product lines from Italy to Grand Rapids, Michigan. Prior to September 27, 2008, certain individuals signed severance agreements in connection with this restructuring plan that represented legal obligations of the Company. The following table summarizes the severance accrual balances related to these restructuring actions (in thousands):

	Severance	Other	Total
Balance at June 28, 2008	$—	$—	$—
Charges incurred	178	32	210
Amounts paid or utilized	—	(32)	(32)

Balance at September 27, 2008	$178	$—	$178

Included in the purchase accounting for the Amazys acquisition was $0.6 million in accruals related to the closure of this facility which have been fully utilized in connection with this restructuring plan as of September 27, 2008.

Other Related Charges

Incremental costs have been incurred related to the integration of the Company’s acquisitions that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Other related charges were nominal for the three months ended September 27, 2008 and totaled $0.5 million for the nine months ended September 27, 2008. For the three and nine month periods ended September 29, 2007, other related charges totaled $1.3 million and $2.6 million, respectively.

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

The Company did not incur any charges related to discontinued operations for the three months ended September 29, 2007. The components of the income (loss) from discontinued operations for the nine months ended September 29, 2007 are presented below (in thousands):

Nine Months Ended September 29, 2007
Net sales	$793

Loss from operations before income taxes	$(52)
Income tax benefit	13

Loss from operations before income taxes	$(39)

Gain on disposal	$6,367
Income tax benefit on disposal	1,229

Net gain on disposal	$7,596

There were no assets or liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheets as of September 27, 2008. In the Condensed Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not separately disclosed in any period presented.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the nine months ended September 27, 2008, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
December 29, 2007	$205,759	$82,449	$288,208
Acquisition purchase price adjustments	(3,936)	8,291	4,355
Foreign currency adjustments	(109)	—	(109)

September 27, 2008	$201,714	$90,740	$292,453

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. As of December 31, 2007, the Company established a valuation allowance against certain deferred income tax assets acquired in the Amazys acquisition which increased goodwill. During the second quarter ended June 28, 2008, the Company finalized the tax contingencies associated with these deferred income tax assets, and accordingly, reduced goodwill by $3.9 million. In connection with the Pantone acquisition in October 2007, the Company recorded $90.7 million of goodwill and $69.3 million of intangible assets. See Note 5 for further discussion of the Pantone acquisition.

The following is a summary of changes in intangible assets for the nine months ended September 27, 2008 (in thousands):

	December 29, 2007	Additions	Amortization	Change in Preliminary Valuation Assumptions	Foreign Currency Adjustments	September 27, 2008
Technology and patents	$49,259	$—	$(5,870)	$(6,200)	$—	$37,189
Customer relationships	37,881	—	(3,194)	4,100	—	38,787
Trademarks and trade names	23,507	—	(733)	3,610	1	26,385
Covenants not to compete	12,667	—	(3,324)	(4,400)	(4)	4,939

Total	$123,314	$—	$(13,121)	$(2,890)	$(3)	$107,300

Included in intangible assets are $19.7 million in Trademarks and trade names with an indefinite life. Estimated amortization expense for the remaining intangible assets as of September 27, 2008, for each of the succeeding years is as follows (in thousands):

Remaining 2008	$4,290
2009	15,912
2010	11,959
2011	11,793
2012	11,793
Thereafter	31,853

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Mortgage Loan

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage was renewed and extended in October of 2007 during which time the Company made a principal payment of $4.8 million. The mortgage agreement required monthly interest payments based on LIBOR plus 2.50 percent, with the principal balance due in full on August 30, 2008. In August 2008, the mortgage agreement was amended and extended again. Under the terms of the new amendment, the Company is required to reduce the outstanding principal of $8.7 million to $5.2 million, a reduction of $3.5 million, by December 31, 2008, with the remaining outstanding principal balance due in full on October 24, 2012. The Company will fund the December payment with proceeds from the equity capital raised on October 28, 2008 (see Note 19 Subsequent Events for further discussion). The amendment also changed the monthly interest payment from LIBOR plus 2.5 percent to LIBOR plus 4.0 percent.

In July 2008, the Company entered into a definitive purchase agreement to sell the property for $10.0 million. The purchase agreement provided for a 90 day due diligence period for the buyer to evaluate the related property. The sale was conditional upon zonings and finding lessees, during the third quarter of 2008 the buyer executed its right to terminate the agreement and forfeited $0.05 million of the earnest money deposit to the Company. On October 28, 2008, the Company entered into a non-binding Letter of Intent (LOI) to sell this property for $7.25 million. The LOI provides for a 60 day due diligence period to evaluate the property and includes an initial earnest money deposit of $0.05 million that will be applied to the purchase price upon closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process, and is expected to occur during the first quarter of 2009.

First and Second Lien Term Loans

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million. In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which initially provided for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities established with the Amazys acquisition. The credit facilities initially consisted of a $310 million first lien loan, which was comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company selected for interest calculations. The unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, deliver certain reports and information, and meet certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien. On August 20, 2008 the Company entered into forbearance and amendment agreements with the first and second lien lender groups, that provided for forbearance on the defaults through the closing of the Company’s recapitalization, at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the recapitalization. The Company was in compliance with the new debt covenants upon closing of the recapitalization transaction (see Note 19 Subsequent Events for further discussion).

During the first quarter of 2008, the Company selected 3-month LIBOR plus 3.5 percent and 7.5 percent for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. As a result of the covenant defaults described above, an interest penalty of 2.0 percent was incurred and expensed on all first lien balances, including the unused revolver, beginning in March and interest rates on the first lien debt automatically reset to prime plus 2.5 percent as of the March 2008 reset dates. Interest payments on loans linked to the prime rate are required to be paid on a scheduled quarterly basis. During the forbearance period, which began August 20, 2008, the interest rates on the first lien must remain at prime plus 4.5 percent, which includes the 2.0 percent default penalty, and interest rates on the second lien may be selected from LIBOR plus 9.5 percent or prime plus 8.5 percent. As of September 27, 2008 the prime rate was 5.0 percent.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT – continued

The forbearance agreements also allowed the Company to draw an additional $10 million on its existing revolving line of credit. This amount was drawn by the Company in September 2008. As of September 27, 2008, the Company had drawn $26.5 million against the revolving line of credit. As of September 27, 2008, further draws on the line of credit were not allowed under the terms of the forbearance and amendment agreements. Upon the subsequent closing of the recapitalization and effectiveness of the amendments further draws on the line became available, but the total available funds will be reduced by the outstanding balance on the Company’s mortgage loan.

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

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million (the Settlement Amount). Payment terms have been negotiated for the Settlement Amount. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. The Company has reclassified its long-term derivative financial instruments liability to current liabilities and paid the outstanding balance upon closing of the Company’s recapitalization transaction (see Note 19 Subsequent Events for further information on the recapitalization). The swap liability continued to accrue interest through September 27, 2008 and until subsequent closing of the recapitalization, which has been included in the derivative financial instruments line on the Company’s Condensed Consolidated Balance Sheet. Interest related to the swap liability totaled $0.2 million through September 27, 2008.

Due to termination of the swap contracts in April, related accumulated other comprehensive income balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the nine months ended September 27, 2008 totaled $4.7 million, which includes interest accrued on the terminated swap liability of $0.2 million.

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

The Company did not grant any stock options or restricted stock awards during the three months ended September 27, 2008. The Company used the following assumptions in valuing employee options granted during the nine months ended September 27, 2008 and the three and nine months ended September 29, 2007:

	Three Months Ended September 29, 2007	Nine Months Ended
		September 27, 2008	September 29, 2007
Dividend yield	0%	0%	0%
Volatility	52%	48 -55%	52 -54%
Risk-free interest rates	4.7	2.7 -3.6%	4.5 -4.8%
Expected term of options	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock options	$366	$564	$1,303	$1,461
Restricted stock	430	448	1,602	1,061
Employee stock purchase plan	8	12	23	35
Cash bonus conversion plan	—	32	—	94

	804	1,056	2,928	2,651
Vesting related to restructuring activities	90	(7)	40	597

Total share-based compensation expense	$894	$1,049	$2,968	$3,248

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of September 27, 2008, there was unrecognized compensation cost for non-vested share-based compensation of $2.5 million related to options and $2.0 million related to restricted share awards. These costs are expected to be recognized over remaining weighted average periods of 1.78 and 1.44 years, respectively.

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

The last actuarial valuation was carried out as of December 29, 2007. Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$670	$566	$2,241	$1,698
Interest	206	165	616	495
Expected return on plan assets	(275)	(262)	(823)	(786)
Less contributions paid by employees	(235)	(191)	(745)	(573)

Net periodic pension cost	$366	$278	$1,289	$834

The Company is currently evaluating what additional contributions if any will be made to the pension plan during the remainder of 2008. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 13—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Income (Loss)
Loss from continuing operations	$(15,467)	$(2,862)	$(53,172)	$(541)
Discontinued operations
Net loss from operations	—	—	—	(39)
Net gain on disposal	—	—	—	7,596

Net income (loss)	$(15,467)	$(2,862)	$(53,172)	$7,016

Weighted-Average Common Shares Outstanding
Basic and diluted	29,160	28,953	29,103	28,819

Basic and Diluted Earnings (Loss) Per Share
Loss from continuing operations	$(0.53)	$(0.10)	$(1.83)	$(0.02)
Discontinued operations
Net loss from operations	—	—	—	—
Net gain on disposal	—	—	—	0.26

Net income (loss)	$(0.53)	$(0.10)	$(1.83)	$0.24

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,057,000 and 2,861,000, respectively, for the three month and nine month periods ended September 27, 2008 and 1,364,000 and 1,292,000, respectively, for the three and nine month periods ended September 29, 2007.

NOTE 14—INCOME TAXES

The Company recorded a tax provision of $4.3 million and $16.3 million against pre-tax losses of $11.2 million and $36.9 million, for the three and nine month periods ended September 27, 2008, respectively. The effective tax rate for the quarter and year to date provisions was (38.4) and (44.1) percent, respectively. The income tax provision primarily relates to charges for additional reserves associated with tax contingencies, additional valuation allowances recorded against net deferred tax assets in the U.S. and the tax consequence assosicated with liquidation of certain investments.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and nine month periods ended September 27, 2008, the Company accrued interest and penalties of $0.3 and $1.0 million respectively, net of associated tax benefits. For the three and nine month periods ended September 29, 2007, the Company accrued interest and penalties of $0.1 and $0.3 million respectively, net of associated tax benefits.

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

The Company recorded tax provisions of $2.0 million and $0.4 million against pre-tax income from continuing operations of $4.8 million and $1.0 million, for the three and nine month periods ended September 29, 2007, respectively. The effective tax rate for the quarter and year to date provisions was 40.5 and 45.1 percent, respectively. The Company’s effective tax rates were impacted in the third quarter of 2007 by the effect of non-deductible charges related to equity-based compensation and losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available.

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

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and gain or loss on the fair value of derivative instruments, pension assets, and short-term investments. Comprehensive income (loss) was $(18.0) and $(58.7) million, respectively, for the three month and nine month periods ended September 27, 2008 and $(3.0) and $9.4 million, respectively, for the three and nine month periods ended September 29, 2007.

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

In September 2008, the Company surrendered seven life insurance policies with a total face value of $75.0 million and received a total surrender value of $10.7 million, of which $7.5 million was required to be held in escrow under the Company’s forebearance agreement and was released for use by the Company for general corporate purposes upon closing of the Company’s recapitalization effort (see Note 19 for further discussion). The remaining $3.2 million was used to pay first lien debt. At September 27, 2008, the Company’s remaining life insurance portfolio consisted of four policies with a face value of $55.0 million and a total cash surrender value of $8.9 million.

During October 2008, the Company sold and surrendered three of the four remaining life insurance policies. The total proceeds were $7.1 million. A sale has been agreed upon for the last policy and payment is pending.

Under provisions of the life insurance policies originally purchased to fund the Founders’ Shares Redemption Program, the Company is allowed to determine the timing and amount of premium payments. Premiums on the remaining policies total $1.4 million per year. The Company elected not to make these premium payments for 2007 and no payments have been made through September 27, 2008. This election has not materially impacted the cash surrender values during this time, nor is it expected to affect payment of future benefits under the policies.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is 0.2 million British Pounds, or approximately $0.3 million, as of September 27, 2008.

The Company’s product warranty reserves were nominal.

NOTE 18—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one purchase right automatically trades with each share of the Company’s common stock. Each right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per right and, unless earlier redeemed, will expire in the first quarter of 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void. The acquisition of shares in the recapitalization discussed in Note 19 was exempted from triggering the plan.

NOTE 19—SUBSEQUENT EVENTS

On October 28, 2008, shareholders approved a financing initiative to raise $155 million in capital. Proceeds from the capital raise and the sale and surrender of the life insurance policies were used to repay indebtedness under the Company’s First and Second Lien Credit Agreements, settle amounts payable by the Company pursuant to certain interest rate swap agreements, prepay certain amounts of outstanding debt, pay transaction fees and expenses, as well as funding ongoing operations. Under the terms of the capital raise, the Company issued 28.6 million, 9.2 million, and 9.1 million, or a total of 46.9 million shares, of common stock to the three parties involved. As indicated in Note 9, the secured credit facilities amendment became effective upon the recapitalization as well. After giving effect to the amendments to the credit facilities and associated repayments, on October 28, 2008, the Company had approximately $273 million in aggregate principal amount of loans outstanding under its first lien credit agreement, consisting of $179 million of first lien term loans and $27 million of first lien revolving loans, and had $68 million in aggregate principal amount of term loans outstanding under its second lien credit agreement. The obligations in respect of the terminated swap arrangements were paid in full with the proceeds of the recapitalization, and the outstanding principal of the mortgage loan was reduced to $5.2 million. Upon effectiveness of the amendment, the margin above LIBOR for first lien loans is initially 5 percent per annum (which will be subject to adjustment based on the Company’s leverage ratio following the quarter ending March 31, 2009) and for second lien loans is 11.75 percent per annum, of which the Company may elect to pay up to 2.5 percent per annum as PIK interest.

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

Third Quarter Highlights:

•	Achieved third quarter net sales of $61.3 million, a 10.3 percent increase over the third quarter of 2007, as a result of the acquisition of Pantone, Inc.

•	Operating expenses, declined by 13.2 percent and 5.9 percent in the third quarter versus the first and second quarters of 2008 respectively, excluding restructuring and other related charges

•	Third quarter ending cash and equivalents increased 76.9 percent to $50.1 million as compared to the second quarter 2008

•	A $155 million capital raise was announced and successfully completed, along with new lender agreements, on October 28, 2008

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Year-to-Date Results

Year to date net sales were $200.7 million, versus $174.0 million for the same period of 2007. Gross margins were 52.4 percent, and included $0.4 million of restructuring charges and $11.6 million related to inventory valuation adjustments made as a result of the acquisition of Pantone, Inc. in the third quarter of 2007 (Pantone). Operating losses totaled $1.3 million and included $5.6 million in restructuring and other related charges. The Company reported a net loss of $53.2 million, or $(1.83) per share, versus net income of $7.0 million, or $0.24 per share, for the same period in 2007, which included a $7.6 million gain associated with discontinued operations.

RESULTS OF OPERATIONS

The following discussion of the Company’s three and nine month results of continuing operations excludes the results related to the Labsphere business, which have been segregated from continuing operations and reflected as discontinued operations for all periods presented.

The following table summarizes the results of the Company’s operations for the three and nine month periods ended September 27, 2008, and September 29, 2007 (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Net sales	$61.3	100.0%	$55.6	100.0%	$200.7	100.0%	$174.0	100.0%
Cost of sales:
Products sold	25.9	42.2%	24.7	44.4%	83.5	41.6%	70.5	40.5%
Inventory valuation adjustment	3.9	6.4%	—	0.0%	11.6	5.8%	—	0.0%
Restructuring charges	—	0.0%	—	0.0%	0.4	0.2%	0.1	0.1%

Gross profit	31.5	51.4%	30.9	55.6%	105.2	52.4%	103.4	59.4%
Operating expenses	31.2	50.9%	30.4	54.7%	106.5	53.1%	91.3	52.5%

Operating income (loss)	0.3	0.5%	0.5	0.9%	(1.3)	(0.7)%	12.1	6.9%
Interest expense	(12.4)	(20.2)%	(4.3)	(7.7)%	(35.6)	(17.7)%	(13.2)	(7.6)%
Other, net	0.9	1.4%	(1.0)	(1.8)%	—	0.0%	0.1	0.1%

Income (loss) before taxes	(11.2)	(18.3)%	(4.8)	(8.6)%	(36.9)	(18.4)%	(1.0)	(0.6)%
Income taxes	4.3	7.0%	(1.9)	(3.4)%	16.3	8.1%	(0.4)	(0.2)%

Income (loss) from continuing operations	(15.5)	(25.3)%	(2.9)	(5.2)%	(53.2)	(26.5)%	(0.6)	(0.4)%
Discontinued operations
Net loss from operations	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Net gain on disposal	—	0.0%	—	0.0%	—	0.0%	7.6	4.4%

Net income (loss)	(15.5)	(25.3)%	(2.9)	(5.2)%	(53.2)	(26.5)%	7.0	4.0%

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

Net Sales By Business Unit

The Company has two reportable segments, Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware and software technology business that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The following table denotes net sales by business unit for the three and nine months ended September 27, 2008 and September 29, 2007 (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Imaging and Media	$25.9	42.3%	$28.1	50.5%	$86.1	42.9%	$92.1	52.9%
Industrial	10.0	16.3%	11.3	20.3%	33.7	16.8%	34.4	19.8%
Retail	4.3	7.0%	5.2	9.4%	14.3	7.1%	16.2	9.3%
Color Support Services	7.2	11.7%	6.8	12.2%	22.3	11.1%	20.0	11.5%
Other	3.8	6.2%	4.2	7.6%	10.8	5.4%	11.3	6.5%

Total Color Measurement	51.2	83.5%	55.6	100.0%	167.2	83.3%	174.0	100.0%
Color Standards	10.1	16.5%	—	—	33.5	16.7%	—	—

Total	$61.3	100.0%	$55.6	100.0%	$200.7	100.0%	$174.0	100.0%

Consolidated

Net sales for the three and nine month periods ended September 27, 2008 were $61.3 million and $200.7 million, respectively, an increase of $5.7 million and $26.7 million, respectively, as compared to the same periods in 2007. On a percentage basis the three and nine month net sales increased 10.3 and 15.3 percent, as compared to the 2007 results. These increases were primarily the result of the acquisition of Pantone, sales for which have been included in the Company’s financial results as of the acquisition date, October 24, 2007. The Color Standards segment accounted for approximately $10.1 and $33.5 million in net sales for the three and nine month periods ended September 27, 2008, respectively. The Color Measurement segment’s net sales decreased by $4.4 million and $6.8 million for the three and nine months ended September 27, 2008, respectively, as compared to the same periods in 2007.

The Company experienced net sales growth in 2008 as compared to 2007, in all of the primary regions of the world where it conducts business, with the exception of Latin America. Net sales in North America for the three and nine month periods ended September 27, 2008, increased $0.8 million and $8.4 million, respectively, or 3.7 percent and 13.5 percent, versus comparable periods in 2007. Net sales in Europe for the three and nine month periods ended September 27, 2008, increased $3.4 million and $13.6 million, respectively, or 14.8 percent and 18.4 percent, respectively, as compared to the same periods in 2007. Net sales in Asia Pacific for the three and nine month periods ended September 27, 2008, increased $1.3 million and $4.6 million, or 11.6 percent and 13.7 percent, respectively, versus comparable periods in 2007. Net sales in Latin America for the three months ended September 27, 2008 increased $0.3 million, or 24.3 percent, versus the same period a year ago, but decreased by a nominal amount for the nine months ended compared to the same period in 2007.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $0.7 million, or 1.0 percent, favorable effect on third quarter 2008 net sales, and a $8.9 million, or 4.3 percent, favorable effect on year to date sales for the period ending September 27, 2008 as compared to similar periods in 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media business provide solutions for commercial and package printing applications, digital printing, photographic, graphic design and pre-press service bureaus in the imaging industries. The year-over-year sales comparison for Imaging and Media has been impacted by the reclassification of Pantone sales. Prior to the Pantone acquisition, Pantone was an X-Rite distributor whose sales were included in the Imaging and Media business, since the acquisition their sales have been included in the Color Standards Segment and excluded from Imaging and Media business unit. For the three months ended September 27, 2008, the Imaging and Media business recorded a decrease in net sales of $2.2 million, or 7.8 percent, compared with the third quarter of 2007. The decrease was predominiately driven by a decline in OEM business. For the nine month period ended September 27, 2008, Imaging and Media net sales decreased $6.0 million, or 6.5 percent, compared with the similar period in 2007. Included in the 2007 sales results were approximately $3.0 million in sales to Pantone which in 2008 have been recorded as Color Standards sales for external purposes. The remaining decreases were primarily the result of a weak commercial printing industry that began in the first quarter. Changes to Imaging and Media sales were minimal in each of the primary regions where the Company conducts operations, with the exception of North America, which experienced a decline of $2.5 million, or 29.5 percent and $4.7 million, or 17.8 percent for the three and nine months ended September 27, 2008, respectively, as compared to the same period a year ago.

The Industrial business provides color measurement solutions for the automotive quality control, process control, and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial net sales were $10.0 million and $33.7 million for the three and nine month periods ended September 27, 2008, respectively, compared to $11.3 million and $34.4 million respectively, for the comparable periods in 2007. The decrease in sales was heavily influenced by economic conditions in North America and Asia touching all vertical segments but particularly automotive and textile supply chains. Industrial sales in Europe increased of $0.3 million, or 7.7 percent and $1.2 million, or 9.8 percent for the three and nine months ended September 27, 2008, respectively, as compared to the same period a year ago.

The Retail business markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers and paint manufacturers. Net sales were $4.3 and $14.3 million for the three and nine months periods ended September 27, 2008, respectively, a decrease of $0.9 million, or 17.3 percent, for the third quarter and $1.9 million, or 11.7 percent, for the year to date period as compared with 2007. The decreases are primarily attributable to delays in new product development and economic conditions specifically in the retail sector which have caused market decline. Geographically, Retail sales declined in all of the primary regions where the Company conducts operations, with the exception of Asia Pacific, which experienced nominal increases for the three and nine months ended September 27, 2008, as compared to 2007. Sales for the three and nine months ended September 27, 2008 decreased in North America by $0.3 million or 8.6 percent, and $0.6 million or 5.3 percent, respectively, as compared to the same periods in 2007. The declines in Europe were $0.4 million, or 33.7 percent, and $1.1 million, or 25.4 percent for the three and nine months ended September 27, 2008, compared to the same periods a year ago. In Latin America, sales decreased by $0.1 million, or 86.2 percent, and $0.3 million, or 65.5 percent, for the three and nine months ended September 27, 2008, respectively, as compared with 2007.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s service repair departments. This product category was formed in 2007 as a result of the Amazys acquisition. Net sales increased $0.4 million and $2.3 million, or 5.9 percent and 11.5 percent, on a quarter and year to date basis, respectively, compared with 2007. Sales for the three and nine months ended September 27, 2008 increased in Europe by $0.4 and $1.6 million and in Asia Pacific by $0.2 and $0.9 million, respectively, representing most of the increase over 2007.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

The Company’s business denoted as Other consists of three primary business categories: Medical, Dental and Light. The Medical product category provides instrumentation designed for use in controlling variables in the processing of x-ray film. The Dental product category provides matching technology to the cosmetic dental industry through X-Rite’s Shade Vision systems. The Light product category specializes in color viewing systems designed to increase productivity and reduce costs, while providing accurate simulation of natural daylight. Other product category net sales for the third quarter were $3.8 million, a decrease of $0.4 million, or 9.5 percent, as compared to the same period of 2007. Other product category net sales for the nine months ended September 27, 2008 were $10.8 million, a decrease of $0.5 million or 4.4 percent as compared to $11.3 million in the prior year.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. The year-over-year sales comparison for the Color Standards segment has been impacted by the reclassification of Pantone sales. Prior to the Pantone acquisition, Pantone was an X-Rite distributor whose sales were included in the Imaging and Media business, since the acquisition their sales have been included in the Color Standards segment and excluded from Imaging and Media business unit. For the three and nine month periods ended September 27, 2008, the color standards segment recorded $10.1 and $33.5 million in sales, respectively. This segment was not in existence prior to the acquisition of Pantone in October, 2007.

Cost of Sales and Gross Profit

Gross profit for the three month period ended September 27, 2008 was $31.5 million, or 51.4 percent of sales, compared with $30.9 million, or 55.6 percent of sales, for the comparable period in 2007. For the nine month period ended September 27, 2008, gross profit was $105.2 million, or 52.4 percent of sales, compared with $103.4 million, or 59.4 percent of sales, for the same period in 2007. As part of the Pantone purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of acquisition. This adjustment is being recognized in cost of sales ratably as the inventory is sold. During the three and nine months ended September 27, 2008 the Company recognized inventory adjustments of $3.9 million, or 6.4 percent of sales, and $11.6 million, or 5.8 percent of sale, in cost of sales related to the fair value valuation of Pantone’s inventory. In addition to the purchase accounting adjustments the Company had to increase our reserves over demonstration and evaluation inventory and excess and obsolete inventory as a result of restructuring efforts and new product introductions which further decreased the Company’s gross profit during the three and nine months ended September 27, 2008.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Selling and marketing	$15.5	25.3%	$14.0	25.2%	$50.5	25.2%	$41.9	24.1%
Research, development and engineering	6.8	11.1%	8.3	14.9%	23.2	11.6%	26.7	15.3%
General and administrative	9.0	14.7%	6.3	11.3%	27.2	13.5%	17.9	10.3%
Restructuring and other related charges	(0.1)	(0.2)%	1.8	3.3%	5.6	2.8%	4.8	2.8%

Total	$31.2	50.9%	$30.4	54.7%	$106.5	53.1%	$91.3	52.5%

Selling and Marketing

Selling and marketing expenses for the third quarter and year to date 2008 increased by $1.5 million, or 10.7 percent, and $8.6 million, or 20.5 percent, respectively, compared to the same periods in 2007. Both the quarterly and year-to-date increases are attributable to incremental costs associated with the acquisition of Pantone in October 2007 and are partially offset by lower compensation levels resulting from the restructuring initiatives during the year. Pantone’s selling and marketing expenses for the three and nine months ended September 27, 2008 were $2.8 and $9.6 million, respectively.

Research, Development and Engineering

Research, development, and engineering expenses for the third quarter and year to date 2008 decreased by $1.5 million, or 18.1 percent, and $3.5 million, or 13.1 percent, respectively, compared to the same periods in 2007. Both the quarterly and year-to-date decreases are primarily attributable to lower compensation levels as a result of the restructuring activity that took place in the second quarter of 2008.

General and Administrative

General and Administrative expenses for the third quarter and year to date 2008 increased by $2.7 million, or 42.9 percent, and $9.3 million, or 52.0 percent, respectively, compared to the same periods in 2007. Both the quarterly and year-to-date increases in 2008 were partially attributable to added costs associated with Pantone operations including amortization of acquisition related intangible assets, which totaled approximately $2.3 million and $6.6 million, respectively, and the decline in the fair market value of Founder’s life insurance policies of $0.4 million and $1.9 million, respectively. In addition to these costs, the company paid a $0.8 million one-time property tax assessment on the Company’s former headquarters during the second quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Restructuring and Other Related Charges

Restructuring and other related charges expense during the three and nine months ended September 27, 2008 decreased $1.9 and increased $0.8 million, respectively, compared with the three and nine months ended September 29, 2007. The year to date increase was related to the April 4, 2008 restructuring (April 2008 restructuring plan) the Company announced in the second quarter of 2008. In the April 2008 restructuring plan, the Company reduced its global headcount by 100 employees and took additional cost cutting initiatives affecting cost of sales and operating expenses. For the nine months ended September 27, 2008 the company expensed $4.2 million related to the April 2008 restructuring plan, including $2.6 million in severance costs and non-recurring professional fees of $1.6 million. In the first quarter of 2008 the Company completed the restructuring plan resulting from the Amazys acquisition in July 2006 (Amazys restructuring plan). In connection with the Amazys restructuring plan the Company recognized $1.1 million in expenses for the nine months ended September 27, 2008. Included in the restructuring expenses are $0.6 million in severance costs, $0.4 million in asset write downs, and $0.1 million in facility exit and lease termination costs. Expenses recognized subsequent to the first quarter of 2008 represent unplanned charges incurred in connection with the Amazys acquisition plan.

Incremental costs have been incurred related to the integration of the Company’s acquisitions that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. Other related charges were nominal for the three months ended September 27, 2008 and totaled $0.5 million for the nine months ended September 27, 2008. For the three and nine month periods ended September 29, 2007, other related charges totaled $1.3 million and $2.6 million, respectively.

Other Income (Expense)

Interest Expense

Interest expense was $12.4 and $35.6 million for the three and nine months ended September 27, 2008, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively. Included in interest expense for the three and nine months ended September 27, 2008 are $1.3 and $4.4 million in expense related to the terminated interest rate swap agreements. These losses were reclassified from other comprehensive income (loss) to interest expense. For further discussions see Note 9 regarding the Company’s short and long-term indebtedness and Note 10 on the Company’s derivative financial instruments.

Other income (expense)

Other income (expense) consists of investment income, and gains or losses from foreign exchange transactions. Other income (expense) totaled $0.9 million for the third quarter and was a nominal amount for the nine months ended September 27, 2008. The third quarter other income primarily relates to gains and losses on foreign exchange transactions.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Income Taxes

The Company recorded a tax provision of $4.3 million and $16.3 million against pre-tax losses of $11.2 million and $36.9 million, for the three and nine month periods ended September 27, 2008, respectively. The effective tax rate for the quarter and year to date provisions was (38.4) and (44.1) percent, respectively. The income tax provision primarily relates to adjustments for the potential tax exposures associated with final valuation calculations pertaining to the Amazys acquisition, valuation allowances recorded against deferred tax assets related to capital loss carryforwards and the liquidation of certain investments.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and nine month periods ended September 27, 2008, the Company accrued interest and penalties $0.3 and $1.0 million respectively, net of associated tax benefits. For the three and nine month periods ended September 29, 2007, the Company accrued interest and penalties of $0.1 and $0.3 million respectively, net of associated tax benefits.

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

The Company recorded tax provisions of $2.0 million and $0.4 million against pre-tax income from continuing operations of $4.8 million and $1.0 million, for the three and nine month periods ended September 29, 2007, respectively. The effective tax rate for the quarter and year to date provisions was 40.5 and 45.1 percent, respectively. The Company’s effective tax rates were impacted in the third quarter of 2007 by the effect of non-deductible charges related to equity-based compensation and losses attributable to certain foreign and domestic subsidiaries for which tax benefits are not currently available.

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

The U.S. statutory rate for both tax years was 35.0 percent.

Net Income (Loss)

The Company recorded a loss from continuing operations of $15.5 million and $53.2 million respectively, for the three and nine month periods ended September 27, 2008, compared to net losses of $2.9 million and $0.6 million for the comparable periods in 2007. On a per share basis, fully diluted net income (loss) per share from continuing operations was $(0.53) and $(1.83) per share for the three and nine month periods in 2008, compared to $0.10 and $0.02 per share for the comparable periods in 2007.

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

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	September 27, 2008	September 29, 2007	Increase (Decrease)
Net cash flow provided by (used in):
Operating activities	$15.1	$7.5	$7.6
Investing activities	5.8	9.2	$(3.4)
Financing activities	9.9	(12.9)	$22.8
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.6	$(1.6)

Net increase in cash and cash equivalents	29.8	4.4	$25.4
Cash and cash equivalents, beginning of period	20.3	12.9	$7.4

Cash and cash equivalents, end of period	$50.1	$17.3	$32.8

Cash and Cash Equivalents

At September 27, 2008, the Company had cash and cash equivalents of $50.1 million, compared with $20.3 million at December 29, 2007, an increase of $29.8 million. At September 27, 2008, approximately $21.3 million in cash and cash equivalents were held by subsidiaries outside of the United States compared to $14.0 million as of September 29, 2007.

Operating Activities

Net cash provided by operating activities was $15.1 and $7.5 million for the first nine months of 2008 and 2007, respectively.

In 2008, cash provided by operating activities consisted of a net loss of $(53.2) million adjusted for non-cash items of $47.7 million and net cash provided by operating assets and liabilities of $20.6 million. Significant adjustments for non-cash items included $24.0 million in depreciation and amortization charges, $11.5 million in acquired inventory valuation adjustments, and $3.0 million in share-based compensation expense. Operating funds were also provided by a decrease in accounts receivable and inventory of $9.5 million and $4.6 million, respectively, due primarily to a decrease in sales through the third quarter 2008 compared with fourth quarter 2007 and increased controls over inventory production. These sources of cash were partially offset by decreases in accounts payable of $4.2, or 23.9 percent.

In 2007, cash provided by operating activities consisted of net income of $7.0 million, increased by non-cash items of $14.5 million and net cash used for operating assets and liabilities of $14.0 million. Significant adjustments for non-cash items included depreciation and amortization of $17.1 million, stock-based compensation of $2.7 million, and restructuring charges of $2.4 million, which were partially offset by the gain on the sale of Labsphere of $6.4 million. Significant changes in working capital accounts included expenditures for increased inventories of $7.0 million and increased other current and non-current assets of $4.1 million, in addition to decreases in other current and noncurrent liabilities of $7.7 million. The increase in inventories was primarily related to buildup of inventory in anticipation of higher fourth quarter sales and relocation of certain manufacturing activities to the U.S., as well as the impact of changes in foreign exchange rates. The decrease in other current and non-current assets includes reductions of accruals for compensation and benefits, restructuring activities, and final payment of the remaining outstanding Amazys shares. These increases in cash were partially offset by a $5.6 million decrease in accounts receivable, primarily the result of lower sales in the third quarter of 2007 compared with the fourth quarter of the prior year.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Investing Activities

The most significant components of the Company’s investment activities were (i) proceeds from the surrender of life insurance policies, (ii) capital expenditures, (iii) short-term investment purchases and sales.

In September 2008, the Company surrendered seven life insurance policies with a total face value of $75.0 million and received proceeds for the surrender value of $10.7 million. These proceeds were partially offset for investing activities including capital expenditures of $3.7 million and increases in capitalized software costs of $3.0 million. Capital expenditures are primarily related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland.

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

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan was converted to a mortgage loan in June 2006, secured by the Company’s former headquarters and manufacturing facility in Grandville, Michigan. The mortgage was renewed and extended in October of 2007 during which time the Company made a principal payment of $4.8 million. In July 2008, the Company entered into a definitive purchase agreement to sell the related property for $10.0 million. The purchase agreement provided for a 90 day due diligence period for the buyer to evaluate the property. Ultimately the sale was conditional upon zonings and finding lessees. During the third quarter of 2008, the buyer executed its right to terminate the agreement and forfeited $0.05 million of the earnest money deposit to the Company. On October 28, 2008, the Company entered into a non-binding Letter of Intent (LOI) to sell this property for $7.25 million. The LOI provides for a 60 day due diligence period to evaluate the property and includes an initial earnest money deposit of $50,000 that will be applied to the purchase price upon closing. Final closing on the sale will be based on completion of the Buyer’s inspection and due diligence process, and is expected to occur during the first quarter of 2009.

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million. In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities established with the Amazys acquisition. The new credit facilities intitially consisted of a $310 million first lien loan, which was comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company selected for interest calculations. The unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum.

On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien. On August 20, 2008 the Company entered into forbearance and amendment agreements with the first and second lien lender groups, which provided for forbearance on the defaults through the closing of the Company’s recapitalization, at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with amendments effective on the date of closing of the recapitalization. As of September 27, 2008, the Company had reclassified its long-term debt to current liabilities as it awaited effectiveness of the new credit agreement terms and covenants upon closing of the recapitalization transaction.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

During the first quarter of 2008, the Company selected 3-month LIBOR plus 3.5 percent and 7.5 percent for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. As a result of the covenant defaults described above, an interest penalty of 2.0 percent was incurred and expenses on all first lien balances, including the unused revolver, beginning in March and interest rates on the first lien debt automatically reset to prime plus 2.5 percent as of the March 2008 reset dates. Interest payments on loans linked to the prime rate are required to be paid on a scheduled quarterly basis. During the forbearance period, which began August 20, 2008, the interest rates on the first lien remained at prime plus 4.5 percent, which included the 2.0 percent default penalty, and interest rates on the second lien may be selected from LIBOR plus 9.5 percent or prime plus 8.5 percent. As of September 27, 2008 the prime rate was 5.0 percent.

The forbearance agreements also allowed the Company to draw an additional $10 million on its existing revolving line of credit. This amount was drawn by the Company in September. As of September 27, 2008, the Company had drawn $26.5 million against the revolving line of credit. As of September 27, 2008, further draws on the line of credit were not allowed under the terms of the forbearance agreement. Upon the subsequent closing of the recapitalization and effectiveness of the amendments, further draws on the line became available, but the total available funds will be reduced by the outstanding balance on the Company’s mortgage loan.

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

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million (the Settlement Amount). Payment terms have been negotiated for the Settlement Amount. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. The Company has reclassified its long-term derivative financial instruments liability to current liabilities and expects to pay the outstanding balance upon closing of the Company’s recapitalization transaction (see Note 19 Subsequent Events for further information on the recapitalization effort). The swap liability continued to accrue interest through September 27, 2008 and until subsequent closing of the recapitalization, which has been included in the derivative financial instruments line on the Company’s Condensed Consolidated Balance Sheet. Interest related to the swap liability totaled $0.2 million through September 27, 2008.

During the quarter ended March 29, 2008, the Company paid net interest settlements of $0.2 million. Portions of these interest rate swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter. No cash settlements were made during the second quarter of 2008. Due to termination of the swap contracts in April, related accumulated other comprehensive income balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the nine months ended September 27, 2008 totaled $4.7 million, which includes interest accrued on the terminated swap liability of $0.2 million.

For the nine months ended September 27, 2008, the Company issued 42,446 shares of common stock in connection with purchases under the Employee Stock Purchase Plan, which generated $0.1 million of cash and granted 196,719 shares under the Company’s Restricted Stock Plan. During the first nine months of 2007, the Company issued 355,974 shares of common stock in connection with option exercises and purchases under the Employee Stock Purchase Plan, which generated $3.3 million of cash and 199,897 shares were granted under the Restricted Stock Plan including 19,020 shares issued in connection with the completion of the Amazys acquisition.

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

Condition and Results of Operations - continued

Equity Offering and Debt Amendment (the Recapitalization)

On October 28, 2008, shareholders approved a $155 million equity issuance. Proceeds from the capital raise and the sale and surrender of the life insurance policies were used to repay indebtedness under the Company’s First and Second Lien Credit Agreements, settle amounts payable by the Company pursuant to certain interest rate swap agreements, prepay certain amounts of outstanding debt, pay transaction fees and expenses, as well as funding ongoing operations. Under the terms of the capital raise, the Company issued 28.6 million, 9.2 million, and 9.1 million or a total of 46.9 million shares of common stock to the three parties involved. As indicated in Note 9, the secured credit facilities amendment became effective upon the recapitalization as well, which included a waiver of existing defaults under the Company’s First and Second Lien Credit Agreements. In connection with the October 28, 2008 capital raise, the Company incurred $4.3 million of deferred charges.

Acquisition of Pantone

On October 24, 2007, the Company completed its acquisition of Pantone for an initial purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million.

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration	$174.1
Transaction costs	1.8

Total acquisition consideration	$175.9

The transaction was funded with cash, financed through new borrowings. Total cash acquired with the Pantone purchase was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. Results of operations have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the acquisition has been allocated to that segment. The purchase price allocation was finalized during the third quarter of 2008 and a final determination of all purchase accounting adjustments was made upon finalization of asset valuations and acquisition costs.

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

In September 2008, the Company surrendered seven life insurance policies with a total face value of $75.0 million and received a total surrender value of $10.7 million, of which $7.5 million was required to be held in escrow under the Company’s forbearance agreement and was released for use by the Company for general corporate purposes upon closing of the Company’s recapitalization effort (see Note 19 for further discussion). The remaining $3.2 million was used to pay first lien debt. At September 27, 2008, the Company’s remaining life insurance portfolio consisted of four policies with a face value of $55.0 million and a total cash surrender value of $8.9 million.

During October 2008, the Company sold and surrendered three of the four remaining life insurance policies. The total proceeds were $7.1 million. A sale has been agreed upon for the last policy and payment is pending.

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

The Company recorded a net gain on the sale of $7.6 million during the nine months ended September 29, 2007, which is presented as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying statements of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the acquisitions of Pantone and Amazys. As of March 29, 2008, the combined notional amount of outstanding swap agreements was $336.1 million. These agreements were terminated by the Company on April 21, 2008. These swap agreements have not been replaced and, as a result, as of September 27, 2008 the Company does not have any interest rate swap agreements in effect. The fair value of terminated interest rate swaps $12.3 million, including interest, as of September 27, 2008. As of September 27, 2008, the fair value of the derivative financial instruments was recorded in current accrued liabilities.

A hypothetical 25 basis point increase in interest rates during the nine months ended September 27, 2008 would have increased interest expense $0.7 million as reported in the consolidated financial statements.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10 percent change in quoted currency exchange rate would be approximately $1.2 million for the nine months ended September 27, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Items 1. Legal Proceedings

None

Item 1A.	Risk Factors

The Company has a high degree of leverage and significant debt service obligations.

The debt service requirements on the Company’s $405.0 million in debt amounts to approximately $5.0 million per month (each as of September 27, 2008). The Company’s high level of debt and debt service requirements have several effects on its current and future operations, including the following: (i) the Company will need to devote a significant portion of its cash flow to service debt, reducing funds available for operations and future business opportunities and increasing its vulnerability to adverse economic and industry conditions and competition; (ii) the Company’s leveraged position increases its vulnerability to competitive pressures; (iii) the covenants and restrictions contained in the Company’s credit agreements restricts it ability to borrow additional funds, dispose of assets, issue additional equity or pay dividends on or repurchase common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. Any default under the Company’s credit agreements could have a significant adverse effect on its business and the market value of its common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

In connection with the October 24, 2007 acquisition of Pantone, Inc. (the Acquisition), the Company entered into secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities established with the Amazys acquisition. The credit facilities initially consisted of a $310 million first lien loan, which was initially comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. As of September 27, 2008, the Company had drawn $26.5 million against the revolving line of credit. In addition, the $8.7 million mortgage liability was treated as a use of the $40 million line of credit.

The credit facilities contain certain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, delivery of certain reports and information, and meet certain financial ratios. On April 4, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities, and was engaged in discussions with the lenders to amend certain terms of its credit arrangements to allow for greater operating flexibility. On August 20, 2008, the Company entered into forbearance and amendment agreements with the first and second lien lender groups, which provided for forbearance on the defaults through the closing of the Company’s recapitalization, at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the recapitalization. As of September 27, 2008 the Company had reclassified its long-term debt to current liabilities as it awaited effectiveness of the new credit agreement terms and covenants upon closing of the recapitalization transaction.

The Company utilizes interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with the Acquisition. As of March 29, 2008, the combined notional amount of outstanding swap agreements was $336.1 million. These agreements were terminated by the Company on April 21, 2008. The fair value of outstanding interest rate swaps as of September 27, 2008 was $12.2 million, including interest. The termination of the swap arrangements resulted in an additional event of default under the Company’s secured credit facilities. As of September 27, 2008, the Company has reclassified its long-term derivative financial instruments liability to current liabilities.

On October 28, 2008, shareholders approved a $155 million equity issuance. Proceeds from the capital raise and the sale and surrender of the life insurance policies were used to repay indebtedness under the Company’s First and Second Lien Credit Agreements, settle amounts payable by the Company pursuant to certain interest rate swap agreements, prepay certain amounts of outstanding debt, pay transaction fees and expenses, as well as funding ongoing operations. Under the terms of the capital raise, the Company issued 28.6 million, 9.2 million, and 9.1 million or a total of 46.9 million shares of common stock to the three parties involved. As indicated in Note 9, the secured credit facilities amendment became effective upon the recapitalization as well, which included a waiver of existing defaults under the Company’s First and Second Lien Credit Agreements.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

PART II OTHER INFORMATION

Item 6	Exhibits

(a) Exhibit Index

3.1	Second Amended and Restated Bylaws of X-Rite, Incorporated (Incorporated by reference to Exhibit 3.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

4.2	Amendment No. 1, dated as of August 20, 2008, to Shareholder Protection Rights Agreement, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002 (incorporated by reference to Exhibit 4.1 of the Form 8-A/A filed by X-Rite, Incorporated on August 20, 2008)

10.1	Investment Agreement, dated as of August 20, 2008, between X-Rite, Incorporated and OEPX, LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.2	Investment Agreement dated as of August 20, 2008 between X-Rite, Incorporated, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund and Tinicum Capital Partners II Executive Fund (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.3	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among the X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and Fifth Third Bank, as administrative agent and collateral agent for the First Lien Lenders (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.4	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the Second Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and The Bank of New York Mellon, as administrative agent and collateral agent for the Second Lien Lenders (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.5	Letter Agreement between X-Rite, Incorporated and Goldman Sachs Capital Markets, L.P. (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.6	Consent, Reaffirmation and First Amendment to Intercreditor Agreement with Fifth Third Bank and the Bank of New York Mellon (Incorporated by reference to Exhibit 10.6 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.7	Sixth Amendment, dated as of August 25, 2008, to X-Rite, Incorporated Promissory Note, dated as of June 30, 2006, by and between X-Rite, Incorporated and Fifth Third Bank, as amended (Incorporated by reference to Exhibit 10.7 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10.8	X-Rite, Incorporated Omnibus Long Term Incentive Plan on October 28, 2008, effective date as of August 20, 2008 (Incorporated by reference to Annex D of Schedule 14A filed by X-Rite, Incorporated on September 26, 2008)

10.9	Registration Rights Agreement, dated as of October 28, 2008, by and among X-Rite, Incorporated and Oepx, LLC and Sagard Capital Partners, L.P. and Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed by X-Rite, Incorporated on October 28, 2008)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 6, 2008	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer

November 6, 2008	/s/ David A. Rawden
David A. Rawden
Chief Financial Officer