Form 10-K
period 2009-01-03
X RITE INC
filed 2009-03-19
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

Commission file number 0-14800

X-RITE, INCORPORATED

(Name of registrant as specified in charter)

Michigan	38-1737300
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 44th Street S.E., Grand Rapids, Michigan 49512

(Address of principal executive offices)

616-803-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

On March 2, 2009, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 77,372,381.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $76,974,778 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 86.

FORM 10-K

X-Rite, Incorporated

For The Year-Ended January 3, 2009

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

X-Rite, Incorporated (also referred to as X-Rite, the Company, our, we, or us) is a technology company that develops a full range of color management systems and solutions. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. A more detailed discussion of X-Rite products and markets appears below.

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in New Jersey and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, China, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

X-Rite was organized in 1958 as a Michigan corporation and completed its initial public offering of common stock in April of 1986. We have grown through internal expansion and acquisitions, investing heavily over the past three years in expansion through acquisitions.

•	Product Innovation

In 2008, we introduced seven new products and nine major product upgrades. We also devoted resources to developing customer-specific solutions for eight of our customer partners. In 2008, we spent approximately eleven percent of our revenues on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, standards, and services.

•	Pantone, Inc. Acquisition

We completed the acquisition of Pantone, Inc. (Pantone) on October 24, 2007 for $175.9 million. Pantone is a leader in color inspiration, communication and specification standards in the creative design industries. Its flagship product, the PANTONE® MATCHING SYSTEM®, is a key color standard in the graphic arts, printing, publishing and advertising industries. Pantone also provides color standards and design tools for the fashion, home furnishings, architecture, paint, interior and industrial design industries.

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

•	International Operations

With offices in ten countries outside the U.S. and service centers across Europe, Asia, and the Americas, X-Rite continues to improve its ability to conduct business with customers around the world. In 2008, international sales represented 67.2 percent of total revenue. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries: X-Rite GmbH, Cologne, Germany and X-Rite Asia Pacific Limited, Hong Kong. In 1994, we established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, a French subsidiary, X-Rite Méditerranée SARL, was established by acquiring a branch of an X-Rite dealer located near Paris, France. In 2002, we opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The People’s Republic of China. This subsidiary coordinates activity with previously opened representative offices in Beijing, Tianjin and Guangzhou strengthening our ability to serve China’s growing markets. In 2003, we affirmed our commitment to Japan and the many multi-national companies that reside there by expanding our sales office and creating a new company, X-Rite, K.K. In 2006, we expanded our global presence even further through the acquisition of Amazys Holding AG, a color solutions company based in Switzerland. As a result of the Amazys acquisition the Company established its European headquarters in Regensdorf, Switzerland.

MAJOR MARKETS

X-Rite operates in two reportable business segments: (1) Color Measurement and (2) Color Standards. The Color Measurement segment represented 83.9 percent of X-Rite’s total net sales in 2008. The Color Measurement segment provides end-to-end solutions that combine hardware, software, and services to customers. The Color Standards segment represented 16.1 percent of X-Rite’s total net sales in 2008. The Color Standards segment develops and markets products for the accurate communication and reproduction of color. Both reportable segments service the major markets listed below. Further information relating to segments and geographic areas is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this report.

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

Color Support Services

Our Color Support Services market provides customers access to color professional specialists, training, and technical support worldwide through color seminars, classroom workshops, on-site consulting, and interactive media development. Our Color Services business provides both major manufacturers and end users with comprehensive solutions for their color and workflow problems. Color Support Services additionally operates and manages the Company’s service repair operation with facilities around the world and specializes in repairing all X-Rite equipment. The products repaired by the service department include products currently covered by our warranty program as well as those products which are out of warranties.

Retail

X-Rite’s Retail market serves two major markets: paint matching and home décor. The paint matching market is conducted under the name of MatchRite. X-Rite is a leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and it has established a strong presence in Europe and other regions of the world. X-Rite’s retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment providing sophisticated shade matching capabilities for the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base and other facets of the home décor industry.

Other

Medical and Dental—X-Rite serves the medical x-ray market’s imaging needs and provides instrumentation designed for use in controlling variables in the processing of x-ray film. Additionally, we manufacture restorative tooth shade matching instruments and complementary software packages that are designed for use in cosmetic dental practices. Debuting in 2007, Shade-X® is a spot measurement device that supports the most widely used shade guides available in less than one second. Shade-X® includes two databases to match the dentin and the incisal regions of a patient’s tooth (more opaque and more translucent areas). Shade-X® was developed with direct input from dentists and assistants and is both ergonomic and attractive. This product line is sold and marketed exclusively in North America through our partner, Sullivan-Schein Dental, part of the Henry Schein Company and exclusively in Europe through our partner, DeguDent GmbH.

PRODUCT OVERVIEW

COLOR MEASURMENT

X-Rite’s Color Measurement segment consists of management solutions that are comprised of hardware, software, and services.

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

OTHER INFORMATION

Manufacturing, Sourcing and Service

We manufacture the majority of our products at our facilities in Michigan, New Jersey, and Switzerland. We generally have multiple sources for raw materials, supplies and components. Product repair and service is provided at eleven locations throughout the world.

Competition

The Color Measurement and Color Standards businesses are competitive and subject to technological change, evolving customer requirements, and changing business models. We face strong competition in many areas of our current business activities. The rapid pace of technological change creates new opportunities for both our existing competitors as well as start-ups. Moreover, the rise of new industry alliances and new mergers and acquisitions can dramatically change our competitive landscape and can result in competitors with significant resources in research and development, marketing and sales. Customer requirements change quickly as a result from new and more cost efficient technologies. We face direct competition from approximately eight firms which are producing competing products in the Imaging and Media category, approximately eight manufacturers of competing products in the retail and industrial markets, and approximately four distributors in the Color Standards industry; some of whom have significant resources and sales. The primary basis of competition for all the Company’s products is technology and intellectual property, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Employees

As of January 3, 2009, the Company employed 913 people on a full time basis, of which 408 were in the United States. We believe generally we have good relationships with our employees.

Patents

As of January 3, 2009, X-Rite owned 163 patents and had 146 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

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

Significant Customers

The Color Measurement segment had one significant customer which accounted for $32.0 and $28.3 million or 12.2 and 11.4 percent, of total net sales in 2008 and 2007, respectively. No single customer accounted for more than 10 percent of total net sales in 2006.

Backlog

The Company’s backlog of scheduled but unshipped orders was $23.2 million as of January 31, 2009 and $27.7 million as of January 26, 2008. This backlog is expected to be filled during the current fiscal year.

Research, Development and Engineering

During 2008, 2007, and 2006, the Company expensed $29.4, $34.7, and $25.3 million, respectively, on research, development, and engineering.

In addition to the research, development, and engineering costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $4.0, $3.7, and $3.0 million in 2008, 2007, and 2006, respectively. The related amortization expense was included in cost of sales (see Note 1 to the Consolidated Financial Statements).

ITEM 1A.	RISK FACTORS

There are many risk factors that may adversely affect the Company’s operating results, including the following:

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with international operations.

The acquisitions of Amazys in July of 2006 and Pantone in October 2007 significantly expanded our international operations. During fiscal 2008, we derived approximately 67.2 percent of our total revenues from sales of our products outside of the United States, compared with 65.7 percent during fiscal 2007 and 60.7 percent during fiscal 2006. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. There can be no assurance that we will maintain or expand our international sales. If the revenues generated from international activities, especially in emerging markets, are inadequate to offset the expense of maintaining such international operations, our business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of our businesses could also subject us and our results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, international sales and operations are subject to inherent risks, including:

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

Our substantial debt level could adversely affect our operating flexibility and put us at a competitive disadvantage.

As of January 3, 2009, the Company had $239.2 million of debt between the first and second lien facilities and $26.5 million outstanding on its revolving line of credit. The Company had $5.2 million outstanding on the mortgage on its former headquarter facility as of the end of 2008, which has been paid subsequent to year end. This substantial amount of debt will require significant interest and principal payments. Our level of debt and the limitations imposed on us by our credit agreements could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance, because, among other things:

•	We may be placed at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources that we do;

•	Our ability to complete future acquisitions may be limited;

•	We will have to use a portion of our cash flow for debt service rather than for investment in research and development and capital expenditures;

•	We may not be able to obtain further debt financing and/or we may have to pay more for such additional financing as we are able to obtain;

•	We may not be able to take advantage of business opportunities; and

•	We will be more vulnerable to adverse economic conditions.

The senior credit facilities contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to create liens, incur indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, deliver certain reports and information, and meet certain financial ratios.

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

Moreover, if one or more rating agencies downgrade our credit rating, we may have difficulty obtaining additional financing and/or our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

We are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may cause our profitability to decline.

In fiscal 2008, we derived approximately $175.7 million, or 67.2 percent of our total revenues, from sales of our products outside of the United States. Measured in local currency, a substantial portion of our business’ foreign generated revenues were generated in Swiss Francs, Euros and British Pound Sterling. The United States dollar value of our foreign generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to other currencies could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities. We currently have no hedging or similar foreign currency contracts to mitigate the risk of exchange rate fluctuations. Fluctuations in the value of foreign currencies could adversely impact the profitability of our foreign operations.

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

If we cannot incur additional debt or issue equity or are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings, improve our technology or increase our manufacturing capacity, particularly through strategic acquisitions or investments. Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditures and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences, and privileges senior to holders of our common stock in the event of a liquidation. The terms of the debt securities may impose restrictions on our operations. If we raised funds through the issuance of equity, this issuance would dilute your ownership of us. If the price of our equity is low or volatile, we may not be able to issue additional equity to fund future acquisitions.

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

The markets in which we compete are very competitive and subject to technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of our current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, and/or (4) a larger installed customer base than X-Rite. A number of companies offer products and services that are similar to those offered by us and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than us. Our competitors may develop products and services that compete with those offered by us or may acquire companies, businesses and product lines that compete with us. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. If we are not able to differentiate our products and services in the market, competitive pressures may potentially impact our sales volumes, pricing structure, gross margin, operating expenses and operating income.

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

We are subject to a variety of laws, rules and regulations relating to discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties necessitated by pollutants. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Also, if we fail to comply with present or future environmental laws, rules and regulations, such failure could result in fines, suspension of production or cessation of operations.

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

We rely on a number of strategic supply chain partners to produce key components or sub-assemblies that support our final assembly, calibration, and test process. Some of these suppliers are single sourced and therefore present risks to our fulfillment process.

We depend on new product development to compete effectively.

We have made large investments in new products and services. There are no assurances as to when future revenues from these products will be received, or that the ultimate profit margins received will be adequate to justify the investment.

Continual development of new products, technologies, and enhancements to existing products are core components of our long-term growth plans. Our future business, financial condition and results of operations will depend to a significant extent on our ability to develop new products that address these market opportunities. As a result, we believe that significant expenditures for research and development will continue to be required in the future. Product development requires a time-consuming and costly research and development process. Unexpected delays in this process may significantly affect the timing of future revenues and increase costs. We must anticipate the features and functionality that customers will demand, incorporate those features and functionality into products, price our products competitively and introduce new products to the market on a timely basis. We cannot assure you that the products we expect to introduce will incorporate the features and functionality demanded by our customers, will be successfully developed, or will be introduced within the appropriate window of market demand. If there are delays in production of current or new products, our potential future business, financial condition, and results of operations could be adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by us.

The current general economic slowdown could continue to adversely affect our revenues and profitability.

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

The Company’s reliance on a primary manufacturing center may affect timely production and profitability.

Manufacturing and service of much of our core color products are performed at our headquarters facility in Grand Rapids, Michigan, and in our Regensdorf, Switzerland and Carlstadt, New Jersey facilities. Should a catastrophic event occur at any of these facilities, our ability to manufacture products, complete existing orders, and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to cover the costs of certain catastrophic events. Our inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS—None

ITEM 2.	PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of March 2, 2009:

Location	Principal Uses	Owned/Leased	Segment
Grand Rapids, MI	Company headquarters, manufacturing, RD&E, sales, customer service, warehouse, and administration	Owned	Color Measurement and Color Standards

Tewksbury, MA	RD&E, sales, customer service, and administration	Leased	Color Measurement

Carlstadt, NJ	Manufacturing, RD&E, sales, customer service, warehouse, and administration	Leased	Color Standards

Regensdorf, Switzerland	Manufacturing, RD&E, sales, customer service, warehouse and administration	Leased	Color Measurement and Color Standards

Poynton, England	Sales, customer service, and administration	Leased	Color Measurement

Berlin, Germany	Manufacturing, RD&E, sales, customer service, warehouse, and administration	Leased	Color Measurement

Neu-Isenburg, Germany	Sales and customer service	Leased	Color Measurement

Martinsried, Germany	Manufacturing, RD&E, sales, customer service, and training	Leased	Color Measurement

Massy, France	Sales, customer service, and administration	Leased	Color Measurement

Prato, Italy	Sales and customer service	Leased	Color Measurement

Brixen-Bressanone, Italy	Manufacturing, RD&E, sales, and customer service	Owned	Color Measurement

Quarry Bay, Hong Kong	Sales, customer service, and administration	Leased	Color Measurement and Color Standards

Tokyo, Japan	Sales, customer service, and administration	Leased	Color Measurement and Color Standards

Shanghai, China (3 sites)	Sales, customer service, and administration	Leased	Color Measurement and Color Standards

As of March 1, 2009, X-Rite and its subsidiaries collectively owned approximately 490,000 square feet of space and leased approximately 247,000 square feet. Included in these figures are 102,000 square feet owned and approximately 8,000 square feet leased related to facilities that have been closed or that are in the process of being closed as of March 1, 2009 as part of the Company’s restructuring plans. The Company is currently in the process of selling, subleasing, or negotiating lease break-fees for all of the closed facilities.

On February 14, 2006, the Company completed the purchase of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan, for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit which was subsequently refinanced with a mortgage loan on the Company’s prior corporate headquarters in Grandville, Michigan. The Company’s current headquarters is approximately 375,000 square feet. The Company relocated its headquarters to the facility in Grand Rapids during the first quarter of 2007. On January 29, 2009 the Company completed the sale of its former headquarters for $7.2 million.

Management considers all the Company’s properties and equipment to be suitable and adequate for its current and reasonably anticipated development, production, distribution, and selling requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company records amounts for losses that are deemed probable and subject to reasonable estimates. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2008, the Company held a special meeting of shareholders to vote on the proposals listed below:

1.	Approval of the issuance of 46,904,763 common shares to three parties for cash purchase price of $155 million:

	For	Against	Abstain
Total Shares Voted	19,225,910	518,070	41,718

2.	Approval of the adoption of the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan:

	For	Against	Abstain
Total Shares Voted	17,624,642	5,642,223	1,363,579

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions of all of the Company’s executive officers as of March 2, 2009.

Name	Age	Position	Position Held Since
Thomas J. Vacchiano Jr.	56	President, Chief Executive Officer	2006	(1)
Bradley J. Freiburger	38	Vice President, Interim Chief Financial Officer	2008	(2)
Francis Lamy	50	Executive Vice President, Chief Technology Officer	2006	(3)

(1)	Mr. Vacchiano joined X-Rite as its President in July 2006 as part of the Amazys acquisition, and was appointed CEO upon the retirement of Michael C. Ferrara from that position in October 2006. Prior to joining X-Rite, Mr. Vacchiano served as President and Chief Executive Officer of Amazys, a color technology company headquartered in Switzerland, which was acquired by X-Rite in July 2006. He held that position for five years.

(2)	Mr. Freiburger joined X-Rite in March 2008 as Vice President and Corporate Controller and was appointed to Vice President and Interim Chief Financial Officer in December 2008. Prior to joining X-Rite,

Mr. Freiburger held management positions at Ernst & Young LLP (from May 2002 to March 2008) and Arthur Anderson LLP (from September 1995 to May 2002).

(3)	Mr. Lamy joined X-Rite as part of the Amazys acquisition in July 2006. Prior to joining X-Rite, Mr. Lamy served as the Executive Vice President and Chief Technology Officer of GretagMacbeth AG, the primary subsidiary of Amazys. He held that position for more than five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ—Global Select Market under the symbol “XRIT”. As of March 2, 2009, there were approximately 875 shareholders of record. Ranges of high and low sales prices reported by the NASDAQ for the past two fiscal years appear in the following table.

	High	Low
Year Ended January 3, 2009:
Fourth Quarter	$3.60	$1.25
Third Quarter	4.07	2.00
Second Quarter	6.49	1.10
First Quarter	11.87	6.09

Year Ended December 29, 2007:
Fourth Quarter	$16.22	$11.05
Third Quarter	16.42	12.70
Second Quarter	15.49	12.32
First Quarter	13.36	10.90

On January 8, 2007, the Company announced the Board of Directors’ decision to suspend payment of its quarterly dividend of $.025 per share effective immediately. This decision was made to accelerate in the repayment of borrowings related to the Amazys acquisition in 2006 and help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment in the foreseeable future, it will continue to reevaluate the policy on an ongoing basis.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the NASDAQ Stock Index (US & foreign) and NASDAQ Non-Financial Stock Index for the five-year period ended January 3, 2009 (fiscal 2008). The graph assumes an investment of $100 on January 3, 2004 (beginning of fiscal 2003) in the Company’s common stock, the NASDAQ Stock Index (US & foreign) and the NASDAQ Non-Financial Index, with dividends reinvested.

	2003	2004	2005	2006	2007	2008
X-Rite, Inc.	$100	$229	$143	$176	$166	$13
NASDAQ US & foreign	$100	$164	$168	$185	$205	$65
NASDAQ Non-Financial	$100	$165	$169	$185	$210	$63

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the five most recently completed fiscal years is summarized below. Such data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto and information included elsewhere in this Annual Report on Form 10-K.

	2008	2007	2006	2005	2004
(in thousands, except per share data)
Net sales from continuing operations	$261,491	$248,710	$167,641	$119,626	$116,159
Operating income (loss)	(54,864)	16,643	(25,660)	14,230	14,572
Income (loss) from continuing operations	(117,824)	(20,822)	(27,144)	9,406	12,122
Income (loss) per share from continuing operations:
Basic	(3.12)	(0.72)	(1.09)	0.44	0.58
Diluted	(3.12)	(0.72)	(1.09)	0.44	0.57
Dividends per share	—	—	0.10	0.10	0.10
Total assets	$544,454	$654,824	$462,259	$147,635	$134,293
Long-term debt, less current portion	269,197	378,300	190,200	—	—
Weighted-Average Common Shares Outstanding:
Basic	37,753	28,866	24,865	21,150	20,770
Diluted	37,753	28,866	24,865	21,419	21,109

Assets acquired and liabilities assumed in the Amazys Holding AG and Pantone, Inc. acquisitions were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of acquisition—July 5, 2006 and October 24, 2007, respectively. The results of operations of Amazys Holding AG and Pantone, Inc. have been included in the Company’s Consolidated Statements of Operations since the dates of the acquisition. The acquisitions are discussed further in Note 3.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence including those listed in Item 1A—Risk Factors. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resources needs, tax rates, dividends, and potential new markets.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of X-Rite, Incorporated (also referred to as X-Rite or the Company). For purposes of this discussion, amounts from the accompanying Consolidated Financial Statements and related notes have been rounded to millions of dollars, except where separately disclosed, for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, distributors, and consumers in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail.

X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

Overview of 2008

•	Fourth quarter and full year 2008 sales of $60.8 million and $261.5 million, respectively

•	Initial shipments and positive customer feedback for two new next generation product lines—the MA 98 with xDNA and the iVue Paint Matching System

•

A stronger balance sheet evidenced by $50.8 million in cash and a reduced debt balance of $270.9 million at year end. This primarily is due to the October 2008 Company recapitalization and monetization of the founders’ life insurance policies

•

In connection with its required annual goodwill and indefinite-lived intangible asset impairment testing, the Company recorded an impairment charge of $58.1 million or $0.92 per share, related to the 2007 acquisition of Pantone. This charge is a non-cash item and will not affect the Company’s cash flows, liquidity position or borrowing capacity under its credit facilities. Additionally, it is excluded from the Company’s financial results when evaluating financial covenants under its credit agreements

•

Fourth quarter operating expenses totaled $28.6 million, excluding impairment charges and restructuring and other related charges. This represents a decrease of approximately $2.8 million compared to the third quarter of 2008

•	The net loss for the year was $117.8 million, or a loss of $3.12 per share. Impairment, acquisition, and other related charges were key contributors to this reported net loss for the year

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the 2008, 2007 and 2006 fiscal years and includes amounts expressed as a percentage of net sales (in millions):

	2008		2007		2006
Net Sales	$261.5	100.0%	$248.7	100.0%	$167.6	100.0%
Cost of sales:
Products sold	109.7	41.9	99.7	40.1	65.5	39.1
Inventory valuation adjustment	12.8	4.9	2.6	1.0	4.9	2.9
Restructuring and other related charges	0.4	0.2	0.2	0.1	6.1	3.6

Gross profit	138.6	53.0	146.2	58.8	91.1	54.4
Operating expenses	135.4	51.8	129.6	52.1	116.8	69.7
Goodwill and indefinite-lived intangibles impairment	58.1	22.2	—	—	—	—

Operating income (loss)	(54.9)	(21.0)	16.6	6.7	(25.7)	(15.3)
Interest expense	(46.3)	(17.7)	(22.1)	(8.8)	(8.8)	(5.3)
Gain on derivative financial instruments	—	—	—	—	2.1	1.3
Write-off of deferred financing costs	(3.8)	(1.5)	(5.5)	(2.2)	—	—
Other income (expense)	(1.1)	(0.4)	(0.2)	(0.2)	0.3	0.1

Loss before income taxes	(106.1)	(40.6)	(11.2)	(4.5)	(32.1)	(19.2)
Income taxes (benefit)	11.7	4.5	9.6	3.9	(5.0)	(3.0)

Loss from continuing operations	(117.8)	(45.1)	(20.8)	(8.4)	(27.1)	(16.2)
Discontinued operations:
Income from operations	—	—	—	—	1.7	1.0
Net gain on sale	—	—	8.2	3.3	—	—

Net loss	$(117.8)	(45.1)%	$(12.6)	(5.1)%	$(25.4)	(15.2)%

On October 24, 2007, the Company acquired Pantone, a worldwide market leader in color communication and specification standards in the creative design industries.

On July 5, 2006, the Company acquired Amazys Holding AG, a primary competitor in key markets.

As a result of executing comprehensive integration plans for the Amazys and Pantone acquisitions, various operations have been integrated into the operations of X-Rite as of January 3, 2009 and included in the sales attributable to X-Rite for the 2008 and 2007 periods presented. As Amazys’ and Pantone’s financial information is not included in the consolidated results prior to their respective dates of acquisition, comparability on a period to period basis is limited.

	2008		2007		2006
(in millions)
Net Sales
Imaging and Media	$112.6	43.1%	$124.2	50.0%	$78.9	47.1%
Industrial	53.2	20.3	58.3	23.4	41.3	24.6
Retail	18.3	7.0	22.2	8.9	20.7	12.4
Color Support Services	28.9	11.1	28.3	11.4	21.8	13.0
Other	6.4	2.4	6.7	2.7	4.9	2.9

Total Color Measurement	219.4	83.9	239.7	96.4	167.6	100.0
Color Standards	42.1	16.1	9.0	3.6	—	—

Total Net Sales	$261.5	100.0%	$248.7	100.0%	$167.6	100.0%

As a result of the Pantone acquisition, the Company has two reportable segments, Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware, software technology, and services business that offers a full range of color management solutions. The Company’s solutions assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color for global customers in a variety of industries including imaging and media, textiles, plastics, and paint.

For 2008, net sales increased $12.8 million, or 5.1 percent, compared to 2007. The acquisition of Pantone during the last quarter of 2007 contributed $42.1 million in net sales to the Company’s 2008 net sales. Net sales for 2007 increased $81.1 million, or 48.4 percent, over 2006. The Amazys acquisition and changes in product mix and selling price in the Color Measurement segment accounted for $72.1 million of the increase in 2007. The acquisition of Pantone, as of October 24, 2007, accounted for $9.0 million of the increase in 2007 net sales.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. The impact of translating foreign denominated net sales to U.S. dollars improved net sales by $7.1, $6.7, and $0.8 million in 2008, 2007, and 2006, respectively. Both domestic and international revenue increased, with international revenue accounting for 67.2 percent of net sales in 2008 compared to 65.7 and 60.7 percent in 2007 and 2006, respectively.

Color Measurement Segment

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. The Imaging and Media market reported a decrease in revenue of $11.6 million, or 9.3 percent, as compared to 2007. The decline in the Imaging and Media market was sharply influenced by the economic slowdown and associated credit issues experienced throughout 2008 in North America. The largest impacts were seen in the pressroom and printing sub markets where demand from some strategic partners declined and aftermarket channel sales decreased compared to 2007 performance.

In 2007, the Imaging and Media market reported an increase in revenue of $45.3 million, or 57.4 percent, as compared to 2006. The increase in the Imaging and Media market was assisted by incremental European sales of $28.9 million, or 91.6 percent, compared to 2006. The growth in the Imaging and Media market was primarily through the acquisition of Amazys in mid 2006. As a result of the acquisition, the Company had year over year incremental sales to its largest customer of $17.1 million compared to 2006. In 2007, the company introduced several new products which contributed to increased sales and had full year sales for products that were launched in the second half of 2006.

The Industrial group provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s 2008 net sales decreased by $5.1 million, or 8.7 percent compared to the prior year. The Industrial year over year decline was largely a slowdown in global supply chain projects between U.S. retailers or product companies and their suppliers in Asia. As the U.S. economy weakened in 2008 a number of these supply chain projects were delayed into 2009 or potentially 2010. In addition, the declining economy impacted a number of small to medium sized customers in the Americas and Asia by lowering their purchasing power. A reduction in export demand in China hindered our sales volume in the Asian Industrial market in 2008.

The Industrial market’s net sales in 2007, increased by $17.0 million, or 41.2 percent compared to the prior year. European sales accounted for 43.0 percent, or $5.2 million, of the total sales increase for the industrial business unit. The year over year increase was primarily due to the Amazys acquisition and increased software sales in the industrial business unit.

The Retail market experienced a sales decrease of $3.9 million, or 17.6 percent, for 2008 compared with 2007. The Retail market suffered a significant reduction in European sales versus 2007 as we were unable to build upon the success of our Matchstick product line. While our customer relationships and the competitive landscape are favorable for X-Rite in this market, new solutions are the key for rebuilding this positive momentum. We also saw a 2008 sales slowdown in the Americas for behind the counter paint matching sales as the North American retail industry was negatively impacted by the 2008 economic conditions. The release of iVue® (a next generation retail paint matching system) late in 2008 was received well by many of our major retail accounts. Projects were deferred by management until 2009 or 2010 based on the capital limitations in the retail industry.

The Retail market experienced a sales increase of $1.5 million, or 7.2 percent, for 2007 compared with 2006. This increase in sales was a result of an increase in European sales of $2.1 million offset partially by decrease sales in North America of $0.8 million. The increase in European sales was a result of an expanded presence with key customers and the continued development of strong regional dealer partners. These factors, combined with a stronger resource commitment to the region, have enabled the growth.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services market was formed in 2007 as a result of the Amazys acquisition. The Color Support Services group recorded an increase in sales of $0.6 million or 2.1 percent compared to 2007. The increase in Color Support Services sales was driven in large part by the increased focus on new service repair bundles, certifications, and training products targeted at either the installed base (for certifications) or new color section users (for easy to use training alternatives). X-Rite is using direct marketing and telesales techniques to reach out to our vast customer base to maximize the value of our solutions with those customers and to fuel growth in these uncertain economic times.

At the year of formation, the Color Support Services group recorded an increase in sales of $6.5 million or 29.8 percent compared to 2006. The increase in the Color Support Services market was primarily due to the Amazys acquisition. Increased sales of $5.9 million in Europe accounted for 91.0 percent of the Color Support Services increase from 2006.

The Company’s product lines denoted as Other are primarily comprised of the Medical and Dental category. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product sales represented $6.4, $6.7, and $4.9 million for the 2008, 2007, and 2006 years, respectively. Other product sales have ranged from 2.4 percent of sales to 2.9 percent of sales in the three years.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. For 2008, the results presented in the color standards segment reflect the first full year of Pantone operations since the acquisition. For 2008, the color standards segment recorded $42.1 million in net sales.

For 2007, the results presented in the color standards segment reflect the operations of Pantone since the October 24, 2007 acquisition date. For 2007, the color standards segment recorded $9.0 million in net sales.

Cost of Sales and Gross Profit

X-Rite’s cost of sales consists primarily of materials, labor, and overhead associated with manufacturing its products. Manufacturing activities are primarily conducted at facilities in Michigan, New Jersey, and Switzerland, with smaller operations located in Italy and Germany. Software development is also conducted at these facilities, as well as at a facility in Massachusetts. The Company’s gross profit historically has fluctuated within a narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs.

For the year ended January 3, 2009, gross profit was $138.6 million, or 53.0 percent of sales, compared with $146.2 million, or 58.8 percent of sales, for fiscal 2007. As part of the Pantone purchase price allocation, an adjustment of $15.4 million was recorded to increase inventory to its fair value at the date of acquisition. This adjustment has been recognized in cost of sales ratably as the inventory is sold. For the year ended January 3, 2009 the Company recognized $12.8 million, or 4.9 percent of sales, in cost of sales related to the fair value valuation of Pantone’s inventory. In addition to the purchase accounting adjustments the Company had to increase its reserves over excess and obsolete inventory as a result of restructuring efforts and decreased sales which further decreased the Company’s gross profit during fiscal 2008.

For the year ended December 29, 2007, gross profit was $146.2 million, or 58.8 percent of sales, compared with $91.1 million, or 54.4 percent of sales, for fiscal 2006. As part of the $15.4 million fair value inventory adjustment relating to the Pantone acquisition, the Company recognized $2.6 million, or 1.0 percent of sales, in cost of sales during 2007. Additionally, cost of sales included $0.2 million in restructuring expenses representing charges for the write-down of inventory and capitalized software directly related to X-Rite product lines that were discontinued as a result of the Amazys acquisition. The remaining decrease in margin was primarily due to the full year of Amazys production, whose gross margins have historically run 4 to 8 percent lower than X-Rite’s. Other factors contributing to the 2007 gross margin include manufacturing and material variances, and efficiencies generated from the movement of production from subsidiaries to the Michigan location.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	2008		2007		2006
Selling and marketing	$64.9	24.8%	$60.6	24.4%	$43.4	25.9%
Research, development and engineering	29.4	11.2	34.7	14.0	25.3	15.1
General and administrative	35.2	13.5	28.2	11.3	23.7	14.1
Acquired in-process research and development	—	—	—	—	11.1	6.6
Restructuring and other related charges	5.9	2.3	6.1	2.4	13.3	8.0
Goodwill and indefinite-lived intangibles impairment	58.1	22.2	—	—	—	—

Total	$193.5	74.0%	$129.6	52.1%	$116.8	69.7%

The effect of foreign exchange rates increased operating expenses by $0.5 million in 2008, $3.8 million in 2007, and $0.2 million in 2006.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. Selling and marketing expenses for 2008 were $64.9 million, an increase of $4.3 million, or 7.1 percent, compared with 2007. The increase was primarily a result of the full year of selling expenses related to the Pantone acquisition, offset by a decrease due to cost reductions and reduced variable compensation. As a percentage of sales, 2008 expenses were 24.8 percent compared to 24.4 and 25.9 percent for 2007 and 2006, respectively.

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

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States and Switzerland for both new product development and the support and refinement of existing product lines. RD&E expenses in 2008 decreased $5.3 million, or 15.3 percent, compared to 2007. The decrease is primarily a result of cost reductions related to the April 2008 restructuring along with a reduction of variable compensation. RD&E expenses as a percentage of sales were 11.2, 14.0 and 15.1 percent for 2008, 2007 and 2006, respectively. The Company intends to make investments in RD&E in the range of 11 to 13 percent of net sales for the foreseeable future.

RD&E expenses in 2007 increased $9.4 million, or 37.2 percent, compared to 2006. Of this increase $3.5, million was attributable to acquisition related intangible amortization incurred in the July 2006 acquisition of Amazys and the October 2007 acquisition of Pantone. Also contributing to the increase over 2006 was the full year costs of the Amazys acquisition RD&E expenses.

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $4.0, $3.7, and $3.0 million in 2008, 2007, and 2006, respectively. The related amortization expense was included in cost of sales (see Note 1 to the Consolidated Financial Statements).

General and Administrative Expenses

General and administrative (G&A) expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. G&A expenses in 2008 increased $7.0 million, or 24.8 percent, over 2007. This increase is primarily attributable to a full year of expenses related to the Pantone G&A expenses. In addition, 2008 G&A expenses included a special property tax assessment and equity issuance costs partially offset by a reduction in variable compensation expense.

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

Restructuring and other related charges

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, and employee severance pay due to layoffs. Restructurings may occur as a result of corporate acquisitions or a major reconfiguration of business operations.

In 2008, the Company incurred $6.3 million in restructuring charges of which $5.9 million were recorded in operating expenses and $0.4 million were recorded in cost of goods sold. In 2007, the Company incurred $6.4 million in restructuring charges of which $6.1 million were recorded in operating expenses and $0.3 million were recorded in cost of goods sold. In 2006, the Company incurred $19.5 million in restructuring charges of which $13.3 million were recorded in operating expenses and $6.2 million were recorded in cost of goods sold.

The Company has engaged in the following corporate restructurings:

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior years related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The workforce reductions include approximately $6.0 million recognized in 2006 related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines.

In 2008, the Company incurred $1.1 million in charges related to the Amazys restructuring plan, including $0.7 million of severance charges, $0.3 million in asset write downs, and $0.1 million in facility exit costs. In 2007, the Company incurred $3.1 million in charges related to the Amazys restructuring plan, including $2.2 million of severance charges, $0.6 million in asset write downs, and $0.2 million in facility exit costs. In 2006, the Company incurred $16.1 million in charges related to the Amazys restructuring plan, including $8.9 million in severance charges and $6.8 million in facility exit costs.

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

In 2008, the Company incurred $3.9 million in restructuring charges related to the April 2008 restructuring plan. Included in these charges were $2.3 million of severance and $1.6 million in other charges. Other charges are primarily composed of legal and professional fees incurred to execute the April 2008 restructuring plan.

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

In 2008, the Company incurred $0.7 million in restructuring charges related to the October 2008 restructuring plan. These charges were primarily related to severance accruals for the employees of the Company’s Brixen, Italy facility.

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a new profit improvement plan to address the current economic conditions (January 2009 restructuring plan). The January 2009 plan includes narrowing the Company’s business focus and rationalizing certain business segments, aggressively pursuing manufacturing efficiencies, implementing a reduction in force of approximately 90 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected benefit programs. The Company expects to incur all charges related to these activities in 2009.

Other Related Charges

Other related charges include incremental costs incurred related to the integration of the Company’s acquisitions and include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. All costs included in this caption were solely related to the Company’s integration efforts and do not include normal business operating costs. Other related charges associated with the Amazys acquisition were $0.1, $3.3, and $3.3 million for 2008, 2007, and 2006, respectively. Other related charges associated with the Pantone acquisition were $0.4 and $0.1 million for 2008 and 2007, respectively.

Goodwill and Indefinite-Lived Intangibles Impairment

Goodwill and indefinite-lived intangible impairment consists of charges related to valuation adjustments of goodwill and indefinite-lived intangible assets.

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets (SFAS 142), which requires the Company to test these assets for impairment at the reporting unit level annually, or more frequently if a triggering event occurs. As a matter of practice, the Company performs the required annual impairment testing during the fourth quarter of each fiscal year, after the annual forecasting process. Due to a weakening of the global economies, operating profits and cash flows were lower than expected in 2008. Based on that trend, the earnings forecast for the next five years were revised. In December 2008, management concluded that goodwill and indefinite-lived intangibles were impaired and an impairment loss of $58.1 million was recognized within the Color Standards segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. No impairment charge was required for the years ending December 29, 2007 and December 30, 2006.

Founders Insurance

In 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or their spouse. The cost of the repurchase agreements were to be funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. At December 29, 2007, the Company’s remaining life insurance portfolio consists of eleven policies with a face value of $130.0 million. Throughout 2008 the Company surrendered or sold all eleven life insurance policies generating $21.0 million in proceeds. As part of the sale of the life insurance policies, the Company recognized a gain of $1.3 million. For policies that were surrendered, the Company received the cash surrender value of the policy on the day of notification. The proceeds were used to fund the equity issuance costs and debt amendment fees incurred in connection with the October 28, 2008 Corporate Recapitalization Plan.

Other Income (Expense)

Interest Expense

As of January 3, 2009 and December 29, 2007, the credit facilities’ variable rates ranged from 4.5 to 14.4 percent per annum and from 7.1 to 12.4 percent per annum, respectively. As of these dates, the weighted average interest rates for all of the Company’s debt were 9.0 percent per annum and 9.4 percent per annum, respectively, exclusive of amortization of deferred financing costs and the effect of derivative instruments. Total interest expense incurred by the Company in 2008 was $46.3 million, including expense related to deferred financing fees and terminated swap agreements. Total interest expense incurred by the Company in 2007 was $22.1 million, including amortization of deferred financing fees. In 2006, the Company had interest expense of $8.8 million, primarily related to the debt incurred and amortization of associated financing costs in order to finance the acquisition of Amazys that occurred during July 2006. Cash paid for interest during 2008, 2007, and 2006 totaled $37.9 million, $20.4 million, and $7.7 million, respectively.

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

Write-off of Deferred Financing Costs

In 2008, as a part of the Corporate Recapitalization Plan, the Company amended its senior credit facilities and paid down debt. As a result of the Corporate Recapitalization Plan and related pay down of debt, the Company wrote-off $3.8 million of the deferred financing costs.

In 2007, as a part of the Pantone acquisition, the Company entered into new secured senior credit facilities which provide for aggregate principal borrowings of up to $415 million and replace the Company’s previous credit facilities entered into as a result of the 2006 Amazys acquisition. As the Company’s prior credit facilities were extinguished, the Company wrote off the remaining value of the deferred financing costs associated with the original credit facility. The net write-off related to the Company’s prior credit facility was $5.5 million.

Other, net

Other income and expense consists of foreign currency, investment income, and gains from sale of assets. The Company’s investment portfolio was liquidated in June 2006 to provide funding for the Amazys acquisition. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

Income Taxes

In 2008, the Company recorded tax expense of $11.7 million against a pre-tax loss from continuing operations of $106.1 million. The Company’s effective tax rate was negatively impacted by the recording of additional FIN 48 liabilities of $9.0 million and valuation allowances of $47.7 million. Valuation allowances were established against deferred income tax assets, credit carry-forwards, and net operating loss carry-forwards for which it is currently not more likely than not that a future benefit will be realized under current accounting standards. The tax credit and net operating loss carry-forwards are on operations in the United States which expire over the next twenty years and also on operations outside of the United States which do not have expiration dates.

In 2007, the Company recorded tax expense of $9.6 million against a pre-tax loss from continuing operations of $11.3 million. The Company’s effective tax rate was negatively impacted by the recording of valuation allowances of $13.4 million against a substantial portion of its deferred income tax assets related to domestic operations, research and experimentation credit carry-forwards and net operating loss carry-forwards for which it is currently not more likely than not that a future benefit will be realized under current accounting standards. The net operating loss carry-forwards are on operations in the United States which expire in twenty years and on operations outside of the United States which do not have expiration dates.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from December 30, 2006 to January 3, 2009 (in thousands):

Balance as of December 30, 2006	$4,331

Increases related to prior year tax positions	636
Decreases related to prior year tax positions	(532)
Increases related to current year tax positions	88
Decreases related to settlements with taxing authorities	(49)
Decreases related to lapsing of the statute of limitations	(456)

Balance as of December 29, 2007	4,018

Increases related to prior year tax positions	4,131
Decreases related to prior year tax positions	(210)
Decreases related to settlements with taxing authorities	(2,234)
Decreases related to lapsing of the statute of limitations	(314)

Balance as of January 3, 2009	$5,391

The Company’s FIN 48 liabilities are recorded as a component of long-term accrued income taxes in the accompanying Consolidated Financial Statements.

The Company has settled several tax matters in 2008 with a value of $2.2 million, but does not anticipate other significant changes to its FIN 48 liabilities during the next twelve months.

Unrecognized tax benefits, including interest and penalties, that, if recognized would favorably affect the Company’s effective tax rate in the future were $7.5 and $5.8 million as of January 3, 2009 and December 29, 2007, respectively.

It is the Company’s policy to include interest and penalties related to gross unrecognized tax benefits in its provision for income taxes. The Company had accrued $2.1 and $1.8 million for payment of interest and penalties as of January 3, 2009 and December 29, 2007, respectively.

The Company and its subsidiaries are periodically examined by various taxing authorities. The Company files federal, state, and local tax returns in the United States as well as several foreign countries. Its primary income tax jurisdictions are the United States and Switzerland. The Internal Revenue Service has examined the Company’s federal tax returns through 2001. The tax years 2003-2008 remain subject to examination by the Internal Revenue Service for federal income tax purposes, and the years 2004-2008 remain subject to examination by the appropriate governmental agencies for Swiss tax purposes.

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

As a result of the sale of Labsphere the Company recorded net income from discontinued operations of $8.2, and $1.7 million for 2007, and 2006, respectively. On a per share basis, fully diluted earnings per share from discontinued operations were $0.28 and $0.06 for 2007 and 2006, respectively.

Net Income

The Company recorded a net loss of $117.8, $12.6 and $25.5 million for 2008, 2007, and 2006, respectively. On a per share basis, fully diluted losses per share were $3.12, $0.44 and $1.03 for 2008, 2007, and 2006, respectively.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2008 than in 2007 and 2006, due to the issuance of 46.9 million shares in the fourth quarter of 2008 as part of the Corporate Restructuring Plan. In the ordinary course of business, the average number of common shares outstanding is slightly higher each year due to shares being issued in connection with the Company’s employee stock purchase program, the exercise of stock options and the grants of awards under the Company’s Omnibus Incentive Plan.

As a result of the revenue, gross margin, and expense changes discussed above, the Company recorded losses from continuing operations of $117.8, $20.8, and $27.1 million for 2008, 2007, and 2006, respectively. On a per share basis, fully diluted loss from continuing operations per share was $3.12, $0.72 and $1.09 for 2008, 2007 and 2006, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	2008	2007	2006
Net cash flow provided by (used in):
Operating activities	$10.7	$8.8	$20.5
Investing activities	14.8	(168.6)	(210.2)
Financing activities	6.4	166.4	195.8
Effect of exchange rate changes on cash	(1.4)	0.8	0.3

Net increase in cash	30.5	7.4	6.4
Cash, beginning of year	20.3	12.9	6.5

Cash, end of year	$50.8	$20.3	$12.9

Cash

At January 3, 2009, the Company had cash of $50.8 million. At December 29, 2007 and December 30, 2006, the Company had cash of $20.3 million and $12.9 million, respectively. As of January 3, 2009, approximately $26.5 million of cash were held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $10.7, $8.8 and $20.5 million for 2008, 2007, and 2006, respectively.

In 2008, cash provided by operating activities consisted of a net loss of $117.8 million and net cash provided by operating assets and liabilities of $13.2 million offset by non-cash items of $115.3 million. Significant sources of cash in 2008 provided by operating activities included the collection of accounts receivable and the reduction of inventory balances of $11.2 million and $9.1 million, respectively. The sources of cash were partially offset by reductions in accounts payables and other current and noncurrent liabilities of $3.6 million and $10.1 million, respectively. Significant non-cash transactions for the year-ended January 3, 2009 included; $58.1 million of goodwill and indefinite-lived intangibles impairment for the Color Standards segment, $24.3 million in the amortization expense related to various intangible assets, and $12.8 million of incremental cost of goods sold related to the 2007 purchase accounting inventory adjustment for the fair market valuation of Pantone’s ending inventory on the day of acquisition.

In 2007, cash provided by operating activities consisted of a net loss of $12.6 million and net cash used for operating assets and liabilities of $19.3 million offset by non-cash items of $40.7 million. Significant uses of cash in 2007 included decreases in other current and non-current liabilities of $16.2 million and increases in inventories of $10.4 million, respectively, partially offset by increases in accounts receivable.

In 2006, cash provided by operating activities consisted of a net loss of $25.5 million, offset by non-cash items of $41.7 million and net cash provided by operating assets and liabilities of $4.3 million. Significant sources of cash in 2006 included decreases in accounts receivable of $10.0 million and decreases in other current and noncurrent assets of $9.4 million, partially offset by decreases in other current and noncurrent liabilities, income taxes, and accounts payable.

Investing Activities

The most significant components of the Company’s investment activities are (i) strategic acquisitions, (ii) capital expenditures, (iii) proceeds from sales of subsidiaries, and (iv) proceeds from sales of assets. Net cash provided by (used for) investing activities during 2008, 2007, and 2006 was $14.8, ($168.6), and ($210.2) million, respectively.

Cash provided by investing activities in 2008 was primarily comprised of the surrender or sale of all life insurance policies generating $21 million in proceeds. As part of the sale of the life insurance policies, the Company recognized a gain of $1.3 million. For policies that were surrendered the Company received the cash surrender value of the policy on the day of notification. The proceeds were used to offset professional fees incurred in connection with the October 28, 2008 Corporate Recapitalization Plan. Offsetting the proceeds from the sale of life insurance policies were capital expenditures and capitalized software costs.

Cash used for investing activities in 2007 was primarily attributable to the acquisition of Pantone which required $175.5 million, net of cash received (see Acquisition of Pantone below), and capital expenditures of $7.6 million. In the second quarter of 2008, the Company received a working capital adjustment of $0.3 million in its favor in connection with the Pantone acquisition. Sources of cash to meet these needs came from the sale of the Company’s Labsphere subsidiary and short and long-term borrowings.

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

Capital expenditures were $4.0 million in 2008, compared with $7.6 million in 2007 and $28.9 million in 2006. The large amount of capital expenditures in 2006 was due to $24.3 million related to the purchase and renovation of the Company’s new corporate headquarters and manufacturing facility in Grand Rapids, Michigan.

Financing Activities

The primary components of the Company’s financing activities are (i) proceeds from long-term debt, (ii) payment of long-term debt, (iii) debt and equity issuance costs, and (iv) the issuance of common stock. Net cash provided by financing activities during 2008, 2007, and 2006 was $6.4, $166.4, and $195.8 million, respectively.

In 2008, the Company’s financing activities were largely related to the October 28, 2008 Corporate Recapitalization Plan. On October 28, 2008, shareholders approved a financing initiative to raise $155.0 million in equity capital through the sale of 46.9 million shares of common stock. Proceeds from the capital raise, including the sale and surrender of the life insurance policies, and cash from continuing operations were used to repay indebtedness of $139.2 million in 2008 under the Company’s First and Second Lien Credit Agreements, settle amounts payable by the Company pursuant to certain interest rate swap agreements of $12.5 million, and pay equity issuance costs and debt amendment fees of $14.2 million and $3.4 million, respectively.

Under the terms of the Corporate Recapitalization Plan, the Company’s secured credit facilities were amended. After giving effect to the amendments to the credit facilities and associated repayments, on October 28, 2008, the Company had approximately $273 million in aggregate principal amount of loans outstanding under its credit agreements, consisting of $179 million of first lien term loans and $27 million of first lien revolving loans, and had $68 million in aggregate principal amount of term loans outstanding under its second lien credit agreement. The obligations in respect of the terminated swap arrangements were paid in full with the proceeds of the recapitalization, and the outstanding principal of the mortgage loan on the Company’s former headquarters was reduced to $5.2 million.

In 2007, the Company’s financing activities consisted of proceeds from the Company’s new credit facility for $383.5 million completed in connection with the purchase of Pantone (see Acquisition of Pantone below). As a part of the Pantone transaction the Company paid off the existing debt of $199.9 million and incurred debt issuance costs of $15.9 million.

In 2006, the Company’s financing activities were provided by proceeds from the secured credit facility entered into as a result of the Amazys acquisition of $211.0 million. Additional proceeds were provided by a mortgage on the Company’s former headquarters of $13.5 to fund the Company’s new corporate headquarters. Proceeds from the issuance of debt were partially offset by $19.6 million in payments on debt and $7.5 million in debt issuance costs.

In 2008, the Company issued 86,944 shares of common stock in connection with option exercises and purchases under the employee stock purchase plan, which generated $0.2 million of cash. In addition, 999,052 and 519,000 restricted stock awards and restricted stock units were granted, respectively. In 2007, the Company issued 363,162 shares of common stock in connection with option exercises and purchases under the employee stock purchase plan, which generated $3.4 million of cash. In addition, 343,041 restricted stock awards were granted. In 2008, as part of the equity recapitalization plan, the Company issued 46,904,763 shares of common stock to three parties which generated $155 million in cash. In 2006, the Company issued 96,450 shares of common stock in connection with option exercises and purchases under the employee stock purchase plan, which generated $0.9 million of cash. In addition, 137,210 restricted stock awards were granted and 7,221,458 common shares were issued in connection with the Amazys acquisition. All of these equity awards have been granted under the Company’s 2008 Omnibus Stock Plan, 2006 Omnibus Stock Plan, or Employee Stock Purchase Plan.

On January 8, 2007, the Company announced the Board of Directors’ decision to suspend payment of its quarterly dividend of $.025 per share effective immediately. The Company paid annual dividends at a rate of $.10 per share in 2006 requiring the use of $2.5 million of cash. This decision was made to suspend the payment of its quarterly dividend to speed in the repayment of borrowings related to the Company’s acquisitions and help fund future Company growth. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis.

As a result of the completion of the Corporate Recapitalization Plan, the Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. While the Company does not anticipate the need for additional financing, we continue to monitor the financial markets, and are uncertain how the recent downturn in the credit market would affect our ability to obtain additional financing if needed.

Acquisition of Pantone

On October 24, 2007, the Company completed its acquisition of Pantone, for an initial purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million. Pantone is the worldwide market leader in color communication and specification standards in the creative design industries. The Company also provides color standards and design tools for the fashion, home furnishings, architecture, paint, interior and industrial design industries. The Company believes that the grouping of X-Rite and Pantone’s technology platforms and standards and the expanded customer base that the acquisition brings should help drive innovation and growth and further diversify the Company’s business.

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

Acquisition of Amazys Holding AG

On July 5, 2006, the Company consummated its exchange offer (the Offer) for all publicly held registered shares of Amazys Holding AG (Amazys), a listed company incorporated in Switzerland. Amazys is a color management solutions company that develops, markets, and supports hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries.

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

Corporate Headquarters

On February 14, 2006, the Company completed the purchase of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan for $13.4 million. Funds for the purchase were drawn from the Company’s revolving line of credit which was subsequently refinanced with a mortgage loan on the Company’s prior corporate headquarters in Grandville, Michigan. The Company’s headquarters is approximately 375,000 square feet. The Company relocated its headquarters to the facility in Grand Rapids during the first quarter of 2007.

On October 28, 2008, the Company entered into a non-binding Letter of Intent (LOI) to sell the former headquarters property. The LOI provided for a 60 day due diligence period to evaluate the property and included an initial earnest money deposit of $0.05 million that was applied to the purchase price upon closing. On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million.

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

Inventory Reserves

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, judgments are made as to future demand requirements and compared with current inventory levels. Reserves are established for excess and obsolete inventory based on material movement, market conditions, and technological advancements.

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

Long-Lived Assets

Evaluations are periodically made of long-lived assets for indicators of impairment when events or circumstances indicate that this risk may be present. Judgments regarding the existence of impairment are based on several factors including but not limited to, market conditions, operational performance, technological advancements, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit.

The Company is required to test the carrying value of goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). A discounted cash flow method is used to establish the fair value of reporting units. This model requires the use of estimates concerning discount rates and future cash flows of each reporting unit to determine estimated fair values. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

The indefinite-lived intangible asset impairment review consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, debt and interest rate caps. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of January 3, 2009 and December 29, 2007.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured on a recurring basis on December 30, 2007. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Consolidated Financial Statements as a result of the adoption of this Statement. The additional disclosure requirements regarding fair value measurements are included in Note 8 to the Consolidated Financial Statements.

The Company uses derivative financial instruments to manage exposures to movements in interest rates. Derivatives are not used for speculative or trading purposes. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. As a result the Company recognizes derivative financial instruments in its Consolidated Financial Statements at fair value regardless of the purpose or intent of the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are originally recorded as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the hedged exposure affects earnings. Changes in fair values of derivatives not qualifying as hedges are reported in earnings immediately.

Deferred Income Tax Valuation Allowance

The Company periodically evaluates its deferred income tax assets to assess the probability of ultimate realization. Upon determination that a deferred income tax asset may not be realized, a valuation allowance is established for the potential unrealizable amount. This evaluation process requires a review of the underlying transaction to determine that the conditions that led to the creation of the asset still exist and that the related tax benefit will be realized.

Uncertain Tax Positions

Effective December 31, 2006 (fiscal year 2007), the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a threshold of more likely than not to be sustained upon examination. The Company deems the estimates related to this provision to be reasonable, however no assurance can be given that the final outcome of these matters will not vary from what is reflected in the historical income tax provisions and accruals.

Software Development Costs

Development costs incurred for research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. After technological feasibility is achieved, any additional development costs are capitalized until the product is available for general release to customers and then amortized using the straight-line method over a three-year period.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. It also is the Company’s policy not to issue guarantees to third parties. The following table sets forth information about the Company’s long-term contractual obligations outstanding at January 3, 2009. Using data from the Consolidated Balance Sheet and from individual notes to the Consolidated Financial Statements.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
(in thousands)
Payments Due by Period
Long-term debt	$270,934	$6,917	$3,474	$260,543	$0
Interest on long-term debt	103,400	25,000	49,500	28,900	—
Operating leases	11,309	3,871	5,663	1,701	74

Total contractual obligations	$385,643	$35,788	$58,637	$291,144	$74

The Company has settled several tax matters in 2008 with a value of $2.2 million, but does not anticipate other significant changes to its FIN 48 liabilities during the next twelve months. At this time the Company is unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. The Company expects to contribute $1.5 million to its pension plan in 2009. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined. Additionally, the Company is unable to make a reliable estimate of the timing of payments related to purchase obligations for inventory and fixed assets.

OTHER MATTERS

In November of 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (the Plan), which became effective in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one Purchase Right (Right) automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void. In August 2008, the Company amended the Plan to render it inapplicable to the transactions contemplated by the Corporate Recapitalization Plan.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with past acquisitions. These agreements were terminated by the Company on April 21, 2008. On December 30, 2008, the Company replaced these swap agreements with an interest rate cap. The interest rate cap limits the Company’s exposure to an increase in the 3 month LIBOR rate above 3 percent per annum.

A hypothetical 25 basis point increase in interest rates during the year ended January 3, 2009 would have increased the interest expense reported in the Consolidated Financial Statements by $0.9 million.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10 percent change in all foreign currencies would be approximately $1.2 million for the year ended January 3, 2009. There were no foreign currency hedges or derivative financial instruments to offset foreign currency exchange risk exposure in place as of January 3, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which appears on page 40.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, X-Rite, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended January 3, 2009 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 10, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of FASB Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 10, 2009

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 3, 2009	December 29, 2007
ASSETS
Current assets:
Cash	$50,835	$20,300
Accounts receivable, less allowance of $3,391 in 2008 and $2,328 in 2007	36,849	47,050
Inventories	38,709	61,839
Deferred income taxes	2,184	2,571
Assets held for sale	7,250	7,614
Prepaid expenses and other current assets	5,900	6,318

	141,727	145,692
Property, plant and equipment:
Land	2,796	2,796
Buildings and improvements	25,879	25,723
Machinery and equipment	30,095	27,250
Furniture and office equipment	23,856	22,596
Construction in progress	1,697	1,614

	84,323	79,979
Less accumulated depreciation	(39,413)	(32,619)

	44,910	47,360
Other assets:
Goodwill and indefinite-lived intangibles	247,703	304,414
Other intangibles, net	83,310	107,108
Cash surrender values of founders’ life insurance	—	21,168
Capitalized software, net of accumulated amortization of $6,821 in 2008 and $6,121 in 2007	8,031	7,805
Deferred financing costs, net of accumulated amortization of $3,579 in 2008 and $527 in 2007	12,273	15,786
Deferred income taxes	41	2,428
Derivative financial instruments	1,636	—
Other noncurrent assets	4,823	3,063

	357,817	461,772

	$544,454	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—Continued

(In thousands, except share and per share data)

	January 3, 2009	December 29, 2007
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$—	$8,680
Current portion of long-term debt	6,917	2,700
Accounts payable	11,605	17,724
Accrued liabilities:
Payroll and employee benefits	10,449	17,019
Restructuring	1,406	2,134
Income taxes	6,528	5,928
Deferred income taxes	—	6,090
Derivative financial instruments	—	81
Interest	266	1,368
Other	11,956	10,740

	49,127	72,464
Long-term liabilities:
Long-term debt, less current portion	264,017	378,300
Restructuring	658	2,232
Long-term compensation and benefits	1,182	1,541
Derivative financial instruments	—	4,862
Deferred income taxes	12,342	8,839
Accrued income taxes	7,457	1,713
Other	379	569

	286,035	398,056
Shareholders’ investment:
Preferred stock, $.10 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 100,000,000 shares authorized; 76,423,382 shares issued and outstanding in 2008 and 29,026,073 shares issued and outstanding in 2007	7,642	2,903
Additional paid-in capital	251,199	109,439
Retained earnings (deficit)	(51,510)	66,314
Accumulated other comprehensive income	1,961	5,648

	209,292	184,304

	$544,454	$654,824

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net Sales	$261,491	$248,710	$167,641
Cost of sales:
Products sold	109,680	99,665	65,506
Inventory valuation adjustment	12,817	2,563	4,854
Restructuring and other related charges	368	245	6,159

	122,865	102,473	76,519

Gross profit	138,626	146,237	91,122

Operating expenses:
Selling and marketing	64,896	60,558	43,423
Research, development, and engineering	29,397	34,672	25,280
General and administrative	35,233	28,230	23,678
Acquired in-process research and development	—	—	11,107
Restructuring and other related charges	5,892	6,134	13,294
Goodwill and indefinite-lived intangibles impairment	58,072	—	—

	193,490	129,594	116,782

Operating income (loss)	(54,864)	16,643	(25,660)

Interest expense	(46,251)	(22,089)	(8,758)
Gain on derivative financial instruments	—	—	2,083
Write-off of deferred financing costs	(3,824)	(5,515)	—
Other, net	(1,176)	(297)	143

Loss before income taxes	(106,115)	(11,258)	(32,192)

Income taxes (benefit)	11,709	9,564	(5,048)

Net loss from continuing operations	(117,824)	(20,822)	(27,144)

Discontinued operations:
Income from operations	—	17	1,653
Net gain on disposal	—	8,226	—

	—	8,243	1,653

Net loss	$(117,824)	$(12,579)	$(25,491)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(3.12)	$(0.72)	$(1.09)
Discontinued operations:
Income from operations	—	—	0.06
Net gain on disposal	—	0.28	—

Net loss	$(3.12)	$(0.44)	$(1.03)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Conversion Program	Total Shareholders’ Investment
BALANCES, JANUARY 1, 2006	$2,124	$17,158	$107,105	$1,721	$(526)	$127,582
Adoption of SFAS 123(R)	—	(526)	—	—	526	—
Net loss	—	—	(25,491)	—	—	(25,491)
Translation adjustment	—	—	—	1,726	—	1,726
Unrealized loss on derivative financial instruments (net of tax benefits of $200)	—	—	—	(478)	—	(478)

Total comprehensive loss						(24,243)
Cash dividends declared of $.10 per share	—	—	(2,495)	—	—	(2,495)
Share-based compensation	—	2,555	—	—	—	2,555
Issuance / release of shares under employee benefit plans, including tax benefits (110,380 shares)	11	1,031	—	—	—	1,042
Issuance of shares pursuant to a business acquisition (7,221,458 shares)	722	80,447	—	—	—	81,169

BALANCES, DECEMBER 30, 2006	2,857	100,665	79,119	2,969	—	185,610
Net loss	—	—	(12,579)	—	—	(12,579)
Translation adjustment	—	—	—	5,556	—	5,556
Unrealized loss on derivative financial instruments (net of tax benefits of $1,544)	—	—	—	(2,732)	—	(2,732)
Pension adjustments	—	—	—	(244)	—	(244)
Other	—	—	—	99	—	99

Total comprehensive loss						(9,900)
Share-based compensation	—	4,716	—	—	—	4,716
Adjustment to adopt FIN 48 (net of tax benefit of $781)	—	—	(226)	—	—	(226)
Issuance / release of shares under employee benefit plans, including tax benefits (438,423 shares)	44	3,846	—	—	—	3,890
Issuance of shares pursuant to a business acquisition (19,020 shares)	2	212	—	—	—	214

BALANCES, DECEMBER 29, 2007	2,903	109,439	66,314	5,648	—	184,304
Net loss	—	—	(117,824)	—	—	(117,824)
Translation adjustment	—	—	—	153	—	153
Unrealized loss on derivative financial instruments (net of tax benefits of $1,730)	—	—	—	(3,239)	—	(3,239)
Pension adjustments	—	—	—	(456)	—	(456)
Other	—	—	—	(145)	—	(145)

Total comprehensive loss						(121,511)
Share-based compensation	—	4,061	—	—	—	4,061
Issuance / release of shares under employee benefit plans, including tax benefits (492,546 shares)	49	1,607	—	—	—	1,656
Issuance of shares pursuant to recapitalization (46,904,763 shares)	4,690	136,092	—	—	—	140,782

BALANCES, JANUARY 3, 2009	$7,642	$251,199	$(51,510)	$1,961	$—	$209,292

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,824)	$(12,579)	$(25,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,998	6,943	5,464
Amortization of intangible assets	21,212	16,332	9,352
Amortization of deferred financing costs	3,052	1,559	624
Deferred income taxes (credit)	(567)	6,837	(6,286)
Impairment of long-lived assets	364	—	—
Gain on sale of business, excluding income tax benefit	—	(6,367)	—
Goodwill and indefinite lived-intangible impairment	58,072	—	—
Pension and postretirement benefit expense	1,860	1,098	515
Share-based compensation	4,061	3,607	1,659
Excess tax benefit from stock-based compensation	(10)	(163)	—
Tax benefit from stock options exercised	10	493	66
Gain on sale of assets	(843)	(837)	—
Gain on derivative financial instruments	—	—	(2,083)
Acquired in-process research and development	—	—	11,107
Restructuring (including amortization expense of $0 in 2008, $133 in 2007, and $1,271 in 2006)	(885)	3,084	16,145
Write-off of deferred financing costs	3,824	5,448	—
Inventory valuation adjustment	12,817	2,563	4,854
Interest rate swap expense	5,342	—	—
Other	29	113	337
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	11,216	2,987	10,055
Inventories	9,143	(10,412)	(3,844)
Prepaid expenses and other current assets	628	1,803	9,416
Accounts payable	(3,582)	2,370	(2,243)
Income taxes	7,438	88	(2,338)
Other current and non-current liabilities	(11,651)	(16,170)	(6,764)

Net cash provided by operating activities	10,704	8,797	20,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	—	—	18,619
Proceeds from maturities of short-term investments	—	—	552
Purchases of short-term investments	—	—	(4,310)
Capital expenditures	(4,011)	(7,632)	(28,853)
Investment in Founders’ life insurance, net	1,644	209	(421)
Increase in other assets	(4,027)	(3,699)	(2,980)
Proceeds from sale of assets	20,992	4,184	—
Proceeds from sale of business	—	14,314	—
Acquisitions, net of cash acquired	249	(176,052)	(195,187)
Proceeds from derivative financial instruments	—	—	2,083
Other	—	81	257

Net cash provided by (used for) investing activities	14,847	(168,595)	(210,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	(4,820)	13,500
Proceeds from issuance of long-term debt	20,500	383,500	211,000
Payment of long-term debt	(139,246)	(199,910)	(19,600)
Payment of interest rate swap liability	(12,480)	—	—
Debt amendment and issuance costs	(3,363)	(15,911)	(7,506)
Equity issuance costs	(14,217)	—	—
Dividends paid	—	—	(2,495)
Issuance of common stock	155,197	3,391	856
Excess tax benefit from stock-based compensation	10	163	—

Net cash provided by financing activities	6,401	166,413	195,755

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,417)	809	320

NET INCREASE IN CASH	30,535	7,424	6,380
CASH AT BEGINNING OF YEAR	20,300	12,876	6,496

CASH AT END OF YEAR	$50,835	$20,300	$12,876

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

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic facilities in New Jersey and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, China, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The fiscal year ended January 3, 2009 (fiscal year 2008) contained 53 weeks, while the fiscal years ended December 29, 2007 (fiscal year 2007) and December 30, 2006 (fiscal year 2006) contained 52 weeks.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, debt and interest rate caps. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of January 3, 2009 and December 29, 2007.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities measured on a recurring basis on December 30, 2007. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Consolidated Financial Statements as a result of the adoption of this Statement. The additional disclosure requirements regarding fair value measurements are included in Note 8 to the Consolidated Financial Statements.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Reserves are established for excess and obsolete inventory, based on material movement and a component of judgment for current events such as market conditions or technological advancement. Components of inventories are summarized as follows (in thousands):

	January 3, 2009	December 29, 2007
Raw materials	$12,685	$16,418
Work in process	15,071	28,532
Finished goods	10,953	16,889

Total	$38,709	$61,839

In connection with the acquisition of Pantone, Inc. (Pantone) on October 24, 2007 the Company had to record the acquired inventory balance at fair market value. This resulted in a write-up of inventory in the amount of $15.4 million, which was recognized in cost of sales ratably as the inventory was sold. During 2008 and 2007 the Company expensed $12.8 million and $2.6 million, respectively, related to the inventory write-up.

Property, Plant, and Equipment and Depreciation

Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 1 to 40 years; machinery and equipment, 1 to 11 years; and furniture and office equipment, 1 to 11 years.

Software Development Costs

Development costs incurred for research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is achieved. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. After technological feasibility is achieved, any additional development costs are capitalized until the product is available for general release to customers and then amortized using the straight-line method over a three-year period.

The Company capitalized $4.0, $3.7 and $3.0 million of software development costs during 2008, 2007 and 2006, respectively. Amortization expense was $3.8, $3.8 and $4.4 million in 2008, 2007 and 2006, respectively. The 2007 and 2006 amortization expense figures include $0.1 million and $1.2 million, respectively, of amortization classified as a restructuring charge within cost of sales as it related to write-downs associated with product lines discontinued as part of the Company’s restructuring plans discussed in Note 4.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit.

The Company is required to test the carrying value of goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). A discounted cash flow method is used to establish the fair value of reporting units. This model requires the use of estimates concerning discount rates and future cash flows of each reporting unit to determine estimated fair values. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

The indefinite-lived intangible asset impairment review consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) as discussed below.

Long-Lived Assets

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

Assets held for sale are stated at the lower of depreciated cost or estimated fair value less costs to sell. As of January 3, 2009, the Company had $7.3 million in assets held for sale, which relate to the Company’s former corporate headquarters (see Note 7), which was sold subsequent to January 3, 2009. In the fourth quarter of 2008, the Company recognized an impairment charge of $0.3 million in connection with the former corporate headquarters.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.7, $0.8 and $0.6 million in 2008, 2007 and 2006, respectively.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The components of ending accumulated other comprehensive income, net of tax, are as follows (in thousands):

	2008	2007
Currency translation adjustments	$9,156	$9,003
Net unrealized loss on derivative instruments	(6,449)	(3,210)
Pensions adjustments	(700)	(244)
Other	(46)	99

Accumulated other comprehensive income	$1,961	$5,648

Stock Option Plans

At January 3, 2009, the Company has employee and outside director stock option plans which are described more fully in Note 9.

Beginning January 1, 2006, the Company accounts for its employee and outside director share-based compensation plans in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values.

Per Share Data

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years (in thousands, except per share data):

	2008	2007	2006
Net Income (Loss)
Loss from continuing operations	$(117,824)	$(20,822)	$(27,144)
Discontinued operations:
Income from operations	—	17	1,653
Net gain on sale	—	8,226	—

Net loss	$(117,824)	$(12,579)	$(25,491)

Weighted-Average Common Shares Outstanding
Basic	37,753	28,866	24,865
Diluted	37,753	28,866	24,865

Basic and Diluted Income (Loss) Per Share
Loss from continuing operations	$(3.12)	$(0.72)	$(1.09)
Discontinued operations:
Income from operations	—	—	0.06
Net gain on sale	—	0.28	—

Net loss per share	$(3.12)	$(0.44)	$(1.03)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,319,000 in 2008, 1,292,000 in 2007, and 1,615,000 in 2006.

Foreign Currency Translation

Most of the Company’s foreign operations use their local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income (loss). Net realized and unrealized losses from re-measurement of foreign currency transactions were $2.2, $1.2, and $0.7 million for 2008, 2007, and 2006, respectively.

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

The Company adopted the provisions of SFASNo. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), on December 30, 2007. This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The adoption of SFAS No. 159 did not have an impact on the Company’s Consolidated Financial Statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statement of Operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and will assess the impact of this standard on the Consolidated Financial Statements if and when a future acquisition occurs.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations, or cash flows.

In June 2008, the FASB issued Staff Position (FSP) Emerging Issue Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on basic and diluted earnings per share.

On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1). This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the provisions of FSP SFAS No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 will not affect the Company’s financial condition, results of operations, or cash flows.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)	2008	2007	2006
Net Sales:
Color Measurement	$219,373	$239,698	$167,641
Color Standards	42,118	9,012	—

Total	$261,491	$248,710	$167,641

Depreciation and Amortization:
Color Measurement	$21,021	$21,533	$14,816
Color Standards	7,189	1,742	—

Total	$28,210	$23,275	$14,816

Operating Income (Loss):
Color Measurement	$8,573	$18,041	$(25,660)
Color Standards	(63,437)	(1,398)	—

Total	$(54,864)	$16,643	$(25,660)

Capital Expenditures:
Color Measurement	$3,446	$7,623	$28,853
Color Standards	565	9	—

Total	$4,011	$7,632	$28,853

Total Assets:
Color Measurement	$411,035	$468,609	$462,259
Color Standards	133,419	186,215	—

Total	$544,454	$654,824	$462,259

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies used to determine profitability and total assets of the reportable operating segments are the same as those of the Company, which are disclosed in Note 1.

The following table summarizes net sales from continuing operations by product line (in thousands):

	2008	2007	2006
Imaging and Media	$112,571	$124,209	$78,849
Industrial	53,159	58,274	41,376
Retail	18,307	22,249	20,674
Color Support Services	28,931	28,285	21,850
Other	6,405	6,681	4,892

Total Color Measurement	219,373	239,698	167,641
Color Standards	42,118	9,012	—

Total Net Sales	$261,491	$248,710	$167,641

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

	2008	2007	2006
Domestic sales	$85,807	$85,326	$65,847
International sales:
Europe	115,494	106,775	59,591
Asia	50,017	46,366	33,141
Other Countries	10,173	10,243	9,062

	175,684	163,384	101,794

Total net sales from continuing operations	$261,491	$248,710	$167,641

The Company’s long-lived assets, primarily goodwill and intangible assets are as follows (in thousands):

	2008	2007	2006
Long-lived assets:
U.S. operations	$389,001	$500,441	$340,233
International	13,726	8,691	16,551

	$402,727	$509,132	$356,784

For fiscal years 2008 and 2007 the Color Measurement segment had one significant customer which accounted for $32.0 and $28.3 million, or 12.3 and 11.4 percent, of total net sales in 2008 and 2007, respectively. No single customer accounted for more than 10 percent of total net sales in 2006.

NOTE 3—ACQUISITIONS

Pantone, Inc.

On October 24, 2007, the Company completed its acquisition of Pantone, for a purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the aggregate consideration paid for the acquisition (in thousands):

Cash consideration	$174,130
Transaction costs	1,738

Total acquisition consideration	$175,868

The transaction was funded exclusively with cash, financed through new borrowings. Total cash acquired with the Pantone purchase was $0.7 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Pantone have been included in the Company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Pantone is included in the Company’s Color Standards segment; therefore all of the Goodwill recorded in the Pantone acquisition has been allocated to that segment. The purchase price allocation was finalized during the third quarter of 2008 and a final determination of required purchase accounting adjustments was made upon finalization of asset valuations and acquisition costs.

The following table summarizes the fair values of the assets acquired and liabilities assumed on October 24, 2007 (in thousands):

Current assets		$32,143
Property, plant and equipment		2,319
Goodwill		90,553
Identifiable intangible assets
Customer relationships (estimated useful lives of 15 years)	33,500
Trademarks and trade names (estimated useful lives of 10 years)	23,890
Technology and patents (estimated useful lives of 15 years)	2,900
Covenants not to compete (estimated useful lives of 2-3 years)	9,000

Total intangible assets		69,290
Other assets		130

Total assets acquired		194,435

Current liabilities		(13,923)
Long-term liabilities		(4,644)

Total liabilities assumed		(18,567)

Net assets acquired		$175,868

As part of the purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of the acquisition. This adjustment was recognized in cost of sales ratably as the inventory was sold. During 2008 and 2007, the Company recognized $12.8 and $2.6 million, respectively, in cost of sales related to the fair value valuation of Pantone’s inventory.

The identifiable intangible assets are amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 12 years. Included within the trademarks and trade names are $19.7 million of indefinite-lived intangibles assets which are not subject to amortization.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amazys Holding AG

On July 5, 2006, the Company consummated its exchange offer (the Offer) for all publicly held registered shares of Amazys Holding AG (Amazys), a listed company incorporated in Switzerland. Amazys is a color management solutions company that develops, markets, and supports hardware, software and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on July 5, 2006 (in thousands):

Current assets		$75,215
Property, plant and equipment		9,734
Goodwill		196,566
Identifiable intangible assets
Customer relationships (estimated useful lives of 2-7 years)	9,963
Trademarks and trade names (estimated useful lives of 5-10 years)	4,410
Technology and patents (estimated useful lives of 3-7 years)	51,695
Covenants not to compete (estimated useful lives of 2 years)	898
Acquired in-process Research and Development (IPR&D)	11,107

Total intangible assets		78,073
Other assets		8,665

Total assets acquired		368,253
Current liabilities		(33,294)
Long-term liabilities		(28,292)

Total liabilities assumed		(61,586)

Net assets acquired		$306,667

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

The following unaudited pro forma information assumes the Pantone and Amazys acquisitions occurred as of the beginning of fiscal 2006. The pro forma information contains the actual combined operating results of X-Rite, Pantone and Amazys with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of fiscal 2006. Pro forma adjustments include elimination of

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales between X-Rite and Pantone during the period presented, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the years presented (in thousands, except per share data):

	2007	2006
Net sales	$283,353	$262,611
Net income (loss)	(30,315)	(50,604)
Basic and diluted net income (loss) per share	$(1.05)	$(2.04)

NOTE 4—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, and employee severance pay due to layoffs. Restructurings may occur as a result of corporate acquisitions or a major reconfiguration of business operations.

In 2008, the Company incurred $6.3 million in restructuring charges of which $5.9 million were recorded in operating expenses and $0.4 million were recorded in cost of sales. In 2007, the Company incurred $6.4 million in restructuring charges of which $6.1 million were recorded in operating expenses and $0.3 million were recorded in cost of sales.

The Company has engaged in the following corporate restructurings:

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions include approximately $6.0 million recognized in 2006 related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.4 million were classified as a component of cost of sales in 2007, while all other restructuring charges were included in a separate restructuring line within operating expenses on the accompanying Consolidated Statement of Operations.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Charges incurred in 2006	$8,895	$6,843	$—	$407	$16,145
Amounts paid or utilized in 2006	(2,379)	(6,843)	—	(407)	(9,629)

Balance at December 30, 2006	6,516	—	—	—	6,516
Charges incurred in 2007	2,052	594	176	262	3,084
Amounts paid or utilized in 2007	(4,202)	(594)	(176)	(262)	(5,234)

Balance at December 29, 2007	4,366	—	—	—	4,366
Charges incurred in 2008	659	349	103	24	1,135
Amounts paid or utilized in 2008	(3,665)	(349)	(103)	(24)	(4,141)

Balance at January 3, 2009	$1,360	$—	$—	$—	$1,360

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

	Severance	Asset Write Downs	Other	Total
Charges incurred in 2008	$2,316	$21	$1,538	$3,875
Amounts paid or utilized in 2008	(2,298)	(21)	(1,538)	(3,857)

Balance at January 3, 2009	$18	$—	$—	$18

October 2008 Restructuring Plan

On October 30, 2008, the Company announced that it will consolidate its global manufacturing facilities through the closure of the Company’s Brixen, Italy facility (October 2008 restructuring plan). The October 2008 restructuring plan includes 22 headcount reductions, elimination of product lines, as well as additional cost of sales and operating cost reductions. As part of the October 2008 restructuring plan, the Company is relocating the manufacturing of several product lines from Italy to Grand Rapids, Michigan. The following table summarizes the severance accrual balances related to these restructuring actions (in thousands):

	Severance	Other	Total
Charges incurred in 2008	$666	$69	$735
Amounts paid or utilized in 2008	(16)	(33)	(49)

Balance at January 3, 2009	$650	$36	$686

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a new profit improvement plan to address the current economic conditions (January 2009 restructuring plan). The January 2009 plan includes narrowing the Company’s business focus and rationalizing certain business segments, aggressively pursuing manufacturing efficiencies, implementing a reduction in force of approximately 90 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected benefit programs. The Company expects to incur all charges related to these activities in 2009.

Other Related Charges

Other related charges include incremental costs incurred related to the integration of the Company’s acquisitions and involve costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. These costs were solely related to the Company’s integration efforts and do not include normal business operating costs. Other related charges associated with the Amazys acquisition were $0.1, $3.3, and $3.3 million for 2008, 2007, and 2006, respectively. Other related charges associated with the Pantone acquisition were $0.4 and $0.1 million for 2008 and 2007, respectively.

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

The components of the income (loss) from discontinued operations are presented below (in thousands):

	2007	2006
Net sales	$793	$12,162

Income (loss) from operations before income taxes	$(52)	$2,565
Income tax expense (benefit)	(69)	912

Income from operations	$17	$1,653

Gain on disposal	$6,367
Income tax benefit	1,859

Net gain on disposal	$8,226

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no remaining assets or liabilities of discontinued operations reported in the Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007. In addition, in the Consolidated Statements of Cash Flows the cash flows of discontinued operations were not disclosed separately in any period presented.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangible asset by segment for the years ending January 3, 2009 and December 29, 2007, is as follows (in thousands):

	Color Measurement	Color Standards	Total
December 30, 2006	$203,101	$—	$203,101

Acquisitions	2,606	98,655	101,261
Foreign currency adjustments	52	—	52

December 29, 2007	205,759	98,655	304,414

Acquisition purchase price adjustments	(10,225)	11,972	1,747
Impairment charge	—	(58,072)	(58,072)
Foreign currency adjustments	(386)	—	(386)

January 3, 2009	$195,148	$52,555	$247,703

In 2006, the Company recorded $194.0 million of goodwill and $78.1 million in intangible assets in connection with the Amazys acquisition. As of December 31, 2007, the Company established a valuation allowance against certain deferred income tax assets acquired in the Amazys acquisition which increased goodwill. During the second quarter ended June 28, 2008, the Company finalized the tax contingencies associated with these deferred income tax assets, and accordingly, reduced goodwill by $3.9 million. In connection with the Pantone acquisition in October 2007, the Company has recorded $90.6 million of goodwill and $69.3 million of intangible assets. See Note 3 for further discussion of these acquisitions. As of January 3, 2009 and December 29, 2007, included within the Color Standards segment are $19.7 and $13.4 million, respectively, of indefinite-lived intangible assets.

As discussed in Note 1, the Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No.142, which requires the Company to test these assets for impairment at the reporting unit level annually, or more frequently if a triggering event occurs. Due to a weakening of the global economies, operating profits and cash flows were lower than expected in 2008. Based on that trend and the results of our impairment tests, management concluded that goodwill and indefinite-lived intangibles were impaired and an impairment charge of $58.1 million was recognized within the Color Standards segment in the fourth quarter of 2008. The fair value of that reporting unit was estimated using the expected present value of future cash flows. No goodwill impairment charge was required for the years ended December 29, 2007 or December 30, 2006.

The following amounts were included in other intangibles as of January 3, 2009 and December 29, 2007 (in thousands):

	2008		2007
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Technology and patents	$55,529	$(20,295)	$61,729	$(12,461)
Customer relationships	46,543	(8,708)	42,443	(4,562)
Trademarks and trade names	9,614	(3,202)	9,404	(2,101)
Covenants not to compete	10,558	(6,729)	14,958	(2,302)

Total	$122,244	$(38,934)	$128,534	$(21,426)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment if indications of impairment are present in accordance with SFAS 144. As a result of the product integration related to the Amazys acquisition, and in accordance with the provisions of SFAS 144, the Company wrote off $0.7 million in trademarks and trade names for the fiscal year end December 30, 2006. As this impairment was a direct result of product integration related to the Amazys acquisition, the charge was included in the Restructuring line on the Company’s Consolidated Statements of Operations (see Note 4 for further discussion of the restructuring).

The acquired in-process research and development intangible assets of $11.1 million recorded as part of the Amazys acquisition in 2006 were written-off at the date of acquisition because technological feasibility had not been established and no future alternative uses existed at that date. The write-off was included in a separate line in the Company’s 2006 Consolidated Statements of Operations.

Amortization expense is computed using the straight-line method over the estimated useful lives of the intangible assets as follows:

Customer and distribution relationships	2 to 15 years
Trademarks and trade names	5 to 10 years
Technology and patents	3 to 15 years
Covenants not to compete	2 to 5 years

Amortization expense, excluding the impairment discussed above, was $17.4 million for 2008, $13.0 million for 2007 and $6.0 for 2006. Estimated amortization expense for intangible assets for each of the succeeding five years is as follows (in thousands):

2009	$15,912
2010	11,959
2011	11,793
2012	11,793
2013	4,954

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Mortgage Loan

In the first quarter of 2006, the Company incurred short-term borrowings of $13.5 million under its former revolving line of credit in connection with the acquisition of its new corporate headquarters and manufacturing facility in Grand Rapids, Michigan. This loan on the Company’s former headquarters was converted to a mortgage loan in June 2006. The Company made a principal payment of $4.8 million in November of 2007, and reduced the mortgage again in November 2008 by $3.5 million with proceeds from the equity capital raised on October 28, 2008. The mortgage was classified as short-term at the end of 2007 because it expired August 30, 2008. In August 2008, the Company amended the mortgage and extended its term through October 2012 changing its classification as of January 3, 2009 to long-term.

On October 28, 2008, the Company entered into a non-binding Letter of Intent (LOI) to sell the former headquarters. The LOI provided for a 60 day due diligence period to evaluate the property and included an initial earnest money deposit of $0.05 million that was applied to the purchase price upon closing. On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First and Second Lien Term Loans

In connection with the Amazys acquisition in July 2006, the Company entered into secured senior credit facilities which provided for aggregate principal borrowings of up to $220 million. In connection with the Pantone acquisition in October 2007, the Company entered into new secured senior credit facilities which initially provided for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities. These credit facilities initially consisted of a $310 million first lien loan, which was comprised of a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company may select. The unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum.

The credit facilities contain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, required delivery of reports and information, and compliance with certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien loan. On August 20, 2008 the Company entered into forbearance and amendment agreements with the first and second lien lender groups, that provided for forbearance on the defaults through the closing of the Company’s recapitalization (Corporate Recapitalization Plan), at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the Corporate Recapitalization Plan. As of January 3, 2009 the Company was in compliance with the financial covenants contained in its first and second lien credit agreements.

On October 28, 2008, shareholders approved the Corporate Recapitalization Plan to raise $155 million in capital through issuance of common stock. Under the terms of the Corporate Recapitalization Plan, the Company issued a total of 46.9 million shares of common stock to the three parties involved. Proceeds from the capital raise were used to pay related transaction fees and expenses, settle the $12.5 million liability from the terminated interest rate swap agreements, repay $3.5 million of the mortgage discussed above, and repay $82.0 million of the first lien term loan and $37.2 million of the second lien term loan. The first and second lien credit agreement amendments became effective upon the recapitalization.

As of January 3, 2009 and December 29, 2007, the Company’s long-term debt consisted of the following (in thousands):

	2008	2007
Mortgage	$5,180	$—
First Lien Facility	171,491	270,000
Second Lien Facility	67,763	105,000
Revolving Line of Credit	26,500	6,000

	270,934	381,000
Less current portion	(6,917)	(2,700)

Total long-term debt	$264,017	$378,300

The mortgage was repaid in full in January 2009 with the proceeds from the sale of the Company’s former headquarters facility.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	Mortgage	First Lien Credit Facility	Second Lien Facility	Revolving Line of Credit	Total
2009	$5,180	$1,737	$—	$—	$6,917
2010	—	1,737	—	—	1,737
2011	—	1,737	—	—	1,737
2012	—	166,280	—	26,500	192,780
2013	—	—	67,763	—	67,763

	$5,180	$171,491	$67,763	$26,500	$270,934

In addition to the above repayment schedule, the Company is obligated to make additional principal payments in an amount ranging from 50 to 75 percent (depending on the Company’s leverage ratio at the time) of “consolidated excess cash flow”, as defined in the first lien credit facility agreement, and reduced by voluntary prepayments of the first lien term loan or permanent reductions of the revolver. Consolidated excess cash flow is a measure that starts with earnings before interest, depreciation, taxes, and amortization and adjusts for certain items including changes in working capital, capital expenditures, and cash paid in connection with permitted acquisitions.

Interest Expense

Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on loans linked to the Prime Rate are required to be paid on a scheduled quarterly basis. Under the terms of the amended credit agreements, the margin above LIBOR for first lien loans is initially 5 percent per annum (which will be subject to adjustment based on the Company’s leverage ratio following the quarter ending March 31, 2009) and the margin above LIBOR for second lien loans is 11.38 percent per annum. Both the first and the second lien agreements stipulate a LIBOR floor of 3 percent per annum. The margin above Prime for the first lien loans is 4 percent per annum and the margin above Prime for the second lien loans is 10.38 percent per annum. The second lien agreement stipulates a Prime rate floor of 4 percent per annum. The Company has entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 8 for further discussion).

As of January 3, 2009 and December 29, 2007, the credit facilities’ variable rates ranged from 4.5 to 14.4 percent per annum and from 7.1 to 12.4 percent per annum, respectively. As of these dates, the weighted average interest rates for all of the Company’s debt were 9.0 percent per annum and 9.4 percent per annum, respectively, exclusive of amortization of deferred financing costs and the effect of derivative instruments. Total interest expense incurred by the Company in 2008 was $46.3 million, including $3.6 million of expense related to deferred financing fees and $5.7 million related to terminated swap agreements, which includes $0.4 million of interest on the terminated swap liability. Total interest expense incurred by the Company in 2007 was $22.1 million, including $1.6 million of amortization of deferred financing fees. Cash paid for interest during 2008, 2007, and 2006 totaled $37.9 million, $20.4 million, and $7.7 million, respectively.

Deferred Financing Fees

The Company recorded deferred financing costs in connection with the secured senior credit facilities discussed above. These costs are currently being amortized over the lives of the related facilities. As a result of the Corporate Recapitalization Plan on October 28, 2008, the Company wrote-off $3.8 million of deferred financing fees related to the portion of the first and second liens prepaid, capitalized an additional $3.3 million

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to forbearance and amendment fees, and expensed $0.4 million of prepayment fees related to the early pay down on the second lien. The remaining deferred financing fees unamortized balance as of January 3, 2009 was $12.3 million.

NOTE 8—FINANCIAL INSTRUMENTS

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and liabilities measured at fair value on a recurring basis. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

As of January 3, 2009 the Company recognized an asset of $1.6 million related to interest rate caps. As of December 29, 2007 the Company recognized a liability of $4.9 million for the fair value of the derivative financial instruments related to interest rate swap agreements. In accordance with SFAS 157, these liabilities are classified within Level 2 of the fair value hierarchy. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis.

Foreign Currency Forward Contracts

The Company utilized foreign currency forward exchange contracts to manage the variability associated with the cash requirements of the acquisition of Amazys in 2006. These contracts had a notional value of CHF 260.1 million ($210.3 million USD) and were not designated as hedges as they did not meet the criteria specified by SFAS 133. The contracts expired on July 5, 2006, the date of the acquisition, in a net gain position of $2.1 million, which was recorded as a component of other income in the Consolidated Statements of Operations.

Interest Rate Swaps

The Company utilized interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements resulted in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received was recorded as interest income or expense. Under SFAS 133, these swap transactions were designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss was initially recorded as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affected earnings.

During the quarter ended March 29, 2008, the Company received net interest settlements of $0.2 million. Portions of these interest rate swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter. No cash settlements were made during the remainder of 2008.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million. The swap liability accrued interest until closing of the Corporate Recapitalization Plan. The Company paid the outstanding balance on the swap liability, including the related accrued interest, upon closing of the Corporate Recapitalization Plan (see Note 7 for further information).

Due to termination of the swap contracts in April, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the year ended January 3, 2009 totaled $5.7 million, which includes interest accrued on the terminated swap liability of $0.4 million. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $6.5 million as of January 3, 2009, $4.5 million of which is expected to be reclassified to earnings during 2009.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012.

At inception the cap was designated as a cash flow hedge under SFAS 133. The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate caps as described by the Derivative Implementation Group (DIG) Issue G20 “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” and records subsequent changes in fair value in other comprehensive income, including the changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt will be reclassified out of accumulated other comprehensive income into earnings (as interest expense) when the forecasted transaction occurs. The current market value of the interest rate cap is reported on the Consolidated Balance Sheets in other current and long-term assets or other current and long-term liabilities.

The cap was marked to current market value as of January 3, 2009, and the change was recorded through other comprehensive income. The change in market value was not significant.

The counterparty to the Company’s interest rate cap is a major financial institution with which the Company also has other financial relationships. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the term of the agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreement’s remaining life. The Company does not anticipate non-performance by the counterparty given its high credit ratings, and no material loss would be expected from non-performance by the counterparty.

NOTE 9—SHARE-BASED COMPENSATION

Description of Share-Based Compensation Plans

Employee Stock Purchase Plan—The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option and Restricted Stock Plan—The Company has a stock incentive plan authorizing 7.0 million shares of common stock. This plan became effective on October 28, 2008, and replaced the Company’s previous option and restricted stock plans. The new plan permits stock options, stock appreciation rights, restricted stock awards, and restricted stock units to be granted to employees, the Company’s Board of Directors, and consultants and advisors to the Company. To date, stock options, restricted stock awards, and restricted stock units have been granted under this plan. Stock option exercise prices and vesting schedules are determined at the time of grant, which range from immediate to five year vesting. No options are exercisable later than ten years after the date of grant. Restricted shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. Restricted share units awarded under this plan do not entitle the holder to the rights of common stock ownership and may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. Restriction periods for restricted shares and restricted share units are determined by a committee appointed by the Board of Directors and range from immediate to five years.

Valuation of Share-Based Compensation

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the modified Black-Scholes option-pricing model. Restricted stock awards and units are valued at closing market price on the date of grant. Options and awards either cliff vest or are subject to graded vesting based upon either service or performance conditions. Compensation expense related to options and awards is recognized on a straight-line basis over their requisite service or performance periods. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, in the quarter to which the purchases relate.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company used the following assumptions in valuing employee options granted during 2008, 2007, and 2006:

	2008	2007	2006
Dividend yield	0.0%	0.0%	1.0%
Volatility	48 – 57%	52 – 54%	56 – 58%
Risk-free interest rates	2.7 – 3.6%	4.5 – 4.8%	4.5 – 5.2%
Expected term of options	7 years	7 years	7 years

Stock Option and Award Activity

Restricted Stock Awards

Restricted stock award activity for 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 29, 2007	381,247	$13.28
Granted	999,052	3.73
Vested	(405,602)	8.83
Forfeited	(25,698)	9.06

Unvested balance at January 3, 2009	948,999	$5.25

Included in the 948,999 restricted shares outstanding at the end of the year, 817,426 vest based upon achievement of performance targets over periods ranging from one to five years.

During 2007 and 2006, the weighted average grant date fair value of awards issued was $13.51 and $10.86 per share, respectively. The total fair value of shares vested, determined as of the release date, during the year ended January 3, 2009 was approximately $1.4 million. The total fair value of shares vested, determined as of the release date, was $1.0 and $0.6 million, respectively, during 2007 and 2006. The tax benefit that was recognized related to these releases was $0.4 million in 2008 and $0.3 million in 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

Restricted stock unit activity for 2008 was as follows:

	Units	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value (thousands)
Unvested balance at December 29, 2007	—
Granted	519,000
Vested	—
Forfeited	—

Unvested balance at January 3, 2009	519,000	3.99	$773

Vested and expected to vest at January 3, 2009	441,281	3.96	$658

Vested at January 3, 2009	—	—	—

All restricted stock units vest based upon achievement of performance targets over periods ranging from three to five years.

There is no cost to the employee to exercise restricted stock units. No restricted stock units were granted prior to 2008, and no restricted stock units have been vested under the plan as of January 3, 2009. The weighted average grant date fair value of units granted during 2008 was $3.19 per share.

Stock Options

Stock option activity for 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value (thousands)
Outstanding at December 29, 2007	2,178,106	$12.03
Granted	2,222,082	4.01
Exercised	(12,221)	1.84
Forfeited	(151,365)	8.73
Expired	(250,840)	14.92

Outstanding at January 3, 2009	3,985,762	$7.53	7.02	$28

Vested and expected to vest at January 3, 2009	3,852,272	$7.65	6.93	$27

Exercisable at January 3, 2009	2,040,051	$10.28	4.70	—

The aggregate intrinsic value of options outstanding as of January 3, 2009, was calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

The weighted average grant date fair value of options granted during 2008 was $2.19 per share. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was not significant. During 2007 and 2006, the weighted average grant date fair value of options granted was $7.58 and

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$6.33 per share, respectively, and the total intrinsic value of options exercised, determined as of the exercise date, was $1.4 million and $0.2 million, respectively.

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007, and December 30, 2006 was as follows (in thousands):

	2008	2007	2006
Stock options	$1,916	$1,938	$1,242
Restricted stock awards	1,971	1,559	426
Restricted stock units	63	—	—
Employee stock purchase plan	30	46	60
Cash bonus conversion plan	—	94	180

	3,980	3,637	1,908

Vesting related to restructuring activities	295	542	1,016

Total share-based compensation expense	$4,275	$4,179	$2,924

All share-based compensation expense was recorded in the Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. The total income tax benefit recognized related to this compensation was $1.1 million for the year ended January 3, 2009 and $0.7 million for the year ended December 29, 2007. As of January 3, 2009, there was unrecognized compensation cost for non-vested share-based compensation of $4.0 million related to options, $2.6 million related to restricted share awards, and $1.3 million related to restricted stock units. These costs are expected to be recognized over remaining weighted average periods of 2.91, 3.13, and 3.99 years, respectively.

Cash received from options exercised during 2008 was not significant and in 2007 and 2006, was $3.1 and $0.5 million, respectively. The tax benefit that was recognized related to these option exercises was not significant in 2008 and was $0.4 and $0.1 million in 2007 and 2006, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $1.1, $0.8, and $1.0 million in 2008, 2007 and 2006, respectively.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The last actuarial valuation was carried out as of December 31, 2008. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current assets, as of January 3, 2009 and December 29, 2007, were determined as follows (in thousands):

	2008	2007
Fair value of plan assets	$24,107	$22,867
Projected benefit obligation	(24,000)	(22,142)

Net asset in the Balance Sheet	$107	$725

The following weighted-average assumptions were used in accounting for the defined benefit plan:

	2008	2007
Discount rate	3.25%	3.50%
Expected return on plan assets	4.50%	4.50%
Future salary increases	1.50%	1.50%
Future pension increases	0.25%	0.25%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

During the year ended January 3, 2009, the pension fund’s weighted average expected long-term rate of return on assets was 4.5 percent. In developing this assumption, the input from third party pension plan asset managers was evaluated, including their review of asset class return expectations, long-term inflation assumptions, and historical average return.

Net periodic pension cost has been included in the Company’s results since the acquisition of Amazys in July of 2006. Net periodic pension cost during 2008, 2007, and 2006 includes the following (in thousands):

	2008	2007	2006
Service cost	$2,130	$1,488	$705
Interest	805	668	310
Expected return on plan assets	(1,075)	(1,058)	(500)

Net periodic pension cost	$1,860	$1,098	$515

For the years 2008 and 2007, the Company recorded a charge of $0.7 and $0.2 million, respectively, in Other Comprehensive Income related to actuarial losses. This is the only amount in Accumulated Other Comprehensive Income related to the pension as of January 3, 2009 and December 29, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in projected benefit obligations during 2008 and 2007 were as follows (in thousands):

	2008	2007
Obligations at beginning of period	$22,142	$19,342
Purchase accounting adjustments	—	891
Service cost	2,130	1,488
Interest cost	805	668
Participant contributions	953	801
Actuarial gain	(317)	(2,341)
Benefit payments	(2,969)	(374)
Foreign exchange translation effect	1,256	1,667

Obligations at end of period	$24,000	$22,142

During 2007, the Company finalized the purchase accounting for the Amazys acquisition (see Note 3 for further discussion), which included the final valuation of the pension plan as of the date of the acquisition resulting in a decrease of $0.9 million to the net pension asset.

Accumulated benefit obligations were $23.1 and $18.5 million as of the years ended January 3, 2009 and December 29, 2007, respectively.

Changes in the fair value of plan assets for 2008 and 2007 were as follows (in thousands):

	2008	2007
Fair value at beginning of period	$22,867	$20,828
Benefit payments	(2,969)	(374)
Employer contributions	1,668	1,405
Participant contributions	953	801
Gain (loss) on plan assets	299	(1,513)
Foreign exchange translation effect	1,289	1,720

Fair value at end of period	$24,107	$22,867

The weighted average actual asset allocations, by asset category, for the pension plan assets as of January 3, 2009 and December 29, 2007 were as follows:

	2008	2007
Reinsurance contract with Swiss Life	96.9%	88.8%
Equity securities	—	4.7%
Debt securities	—	1.5%
Real Estate	1.5%	1.6%
Other	1.6%	3.4%

Total	100.0%	100.0%

The assets held under the collective reinsurance contract by the Plan’s re-insurer Swiss Life Insurance Company are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following estimated future benefit payments, which reflect expected future service, are expected to be paid in the years indicated (in thousands):

2009	$1,847
2010	1,866
2011	1,880
2012	1,891
2013	1,897
2014-2018	9,510

The Company expects to contribute $1.5 million to the Plan during 2009.

NOTE 11—INCOME TAXES

The provision (benefit) for income taxes associated with continuing operations consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$7,737	$(2,566)	$(1,645)
State	(9)	95	32
Foreign	4,548	5,198	2,865

	12,276	2,727	1,252
Deferred:
Federal	346	8,070	(6,300)
State	—	(360)	—
Foreign	(913)	(873)	—

	(567)	6,837	(6,300)

	$11,709	$9,564	$(5,048)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	2008	2007
Assets:
Net operating losses	$44,841	$19,231
XRV impairment allowances	3,562	3,343
Acquired intangibles	29,389	4,684
Tax credits	3,512	2,946
Capital losses	2,799	2,939
Accruals not currently deductible	2,734	2,452
Inventories	4,516	2,568
Compensation accruals	1,228	2,377
Derivative financial instruments	—	1,730
Federal tax withholding	806	137
Share-based compensation	1,328	1,122
Tax accruals under FIN 48	786	966
Accounts receivable	660	408
Other	904	114

	97,065	45,017
Valuation allowance	(79,762)	(32,100)

Deferred income tax assets	17,303	12,917

Liabilities:
Acquired intangibles	10,905	18,228
Software development costs	2,484	2,156
Foreign tax effects	3,915	148
Property, plant and equipment	3,461	1,451
Deferred state taxes	2,417	—
Derivative financial instruments	2,431	—
Inventory reserves	740	—
Bad debt reserves	411	—
Other	656	864

Deferred income tax liabilities	27,420	22,847

Net deferred income tax liabilities	$(10,117)	$(9,930)

Under FASB 109, the Company has recorded valuation allowances on its deferred income tax assets, tax credit carry forwards, and net operating loss carry-forwards for which it is not more likely than not that a future benefit will be realized. The tax credit and net operating loss carry-forwards relate to operations in the United States which expire at various dates through 2028 and also pertain to operations outside of the United States which do not have expiration dates.

Valuation allowances of $26.3 and $10.5 million on net deferred income tax assets related to the Amazys and Pantone acquisitions were recorded as an offset to Goodwill as of January 3, 2009 and December 29, 2007, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2008	2007	2006
Income benefit computed at statutory rate of 35%	$(37,140)	$(3,940)	$(11,267)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	47,662	15,512	3,814
Settlements with taxing authorities	(1,408)	—	—
Rate differential on foreign income	(1,199)	(2,785)	(317)
Foreign withholding tax on unremitted foreign income	2,033	—	—
Foreign income subject to tax in the United States	—	1,456	—
Share-based compensation	10	544	275
FIN 48 reserve increase and interest included in income taxes	9,014	393	—
State income taxes	(8)	(264)	21
Foreign sales corporation	—	112	(744)
Non-deductible in-process research and development costs	—	—	3,887
Foreign net operating losses and tax credits	(7,532)	(2,066)	(981)
Other	277	602	264

	$11,709	$9,564	$(5,048)

Cash expended for income taxes was $2.6, $1.3, and $4.9 million in 2008, 2007 and 2006, respectively.

Uncertain Tax Positions

Effective December 31, 2006 (fiscal year 2007), the Company adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a threshold of more likely than not to be sustained upon examination. The adjustment to retained earnings upon adoption of FIN 48 on December 31, 2006 was $0.2 million. The balance recorded as of January 3, 2009 and December 29, 2007 is included as a component of the Company’s accrued income taxes.

The following table summarizes the activity related to amounts recorded for uncertain tax positions exclusive of interest and penalties from December 30, 2006 to January 3, 2009 (in thousands):

Balance as of December 30, 2006	$4,331

Increases related to prior year tax positions	636
Decreases related to prior year tax positions	(532)
Increases related to current year tax positions	88
Decreases related to settlements with taxing authorities	(49)
Decreases related to lapsing of the statute of limitations	(456)

Balance as of December 29, 2007	4,018

Increases related to prior year tax positions	4,131
Decreases related to prior year tax positions	(210)
Decreases related to settlements with taxing authorities	(2,234)
Decreases related to lapsing of the statute of limitations	(314)

Balance as of January 3, 2009	$5,391

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s FIN 48 liabilities are recorded as a component of long-term accrued income taxes in the accompanying Consolidated Financial Statements.

The Company has settled several tax matters in 2008 with a value of $2.2 million, but does not anticipate other significant changes to its FIN 48 liabilities during the next twelve months.

Unrecognized tax benefits, including interest and penalties, that, if recognized would favorably affect the Company’s effective tax rate in the future were $7.5 and $5.8 million as of January 3, 2009 and December 29, 2007, respectively.

It is the Company’s policy to include interest and penalties related to gross unrecognized tax benefits in its provision for income taxes. The Company had accrued $2.1 and $1.8 million for payment of interest and penalties as of January 3, 2009 and December 29, 2007, respectively.

The Company and its subsidiaries are periodically examined by various taxing authorities. The Company files federal, state, and local tax returns in the United States as well as several foreign countries. Its primary income tax jurisdictions are the United States and Switzerland. The Internal Revenue Service has examined the Company’s federal tax returns through 2001. The tax years 2003-2008 remain subject to examination by the Internal Revenue Service for federal income tax purposes, and the years 2004-2008 remain subject to examination by the appropriate governmental agencies for Swiss tax purposes.

NOTE 12—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

In 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or their spouse. The cost of the repurchase agreements was to be funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. At December 29, 2007, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million and cash surrender value of $21.2 million. Throughout 2008 the Company surrendered or sold all eleven life insurance policies generating $21 million in proceeds. As part of the sale of the life insurance policies, the Company recognized a gain of $1.3 million. For policies that were surrendered the Company received the cash surrender value of the policy on the day of notification. The proceeds were used to fund the equity issuance costs and debt amendment fees incurred in connection the October 28, 2008 Corporate Recapitalization Plan.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 2 regarding revenues from significant customers.

NOTE 14—OPERATING LEASES

The Company leases real property, equipment and automobiles under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 3, 2009, are as follows (in thousands):

2009	$3,871
2010	2,948
2011	2,715
2012	1,614
2013	87

Total lease expense charged to continuing operations was $4.3, $3.3, and $2.2 million, in 2008, 2007, and 2006, respectively. Substantially all of the minimum lease payments under operating leases are related to rental of facilities.

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantor’s discretion. The face amount of the agreement is $0.2 million at January 3, 2009.

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

Under the Plan, one Purchase Right (Right) automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter of 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void. In August 2008, the Company amended the Plan to render it inapplicable to the transactions contemplated by the Corporate Recapitalization Plan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended January 3, 2009 and December 29, 2007. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In thousands, except per share data)	Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Diluted Earnings (Loss) Per Share
Period
2008:
Fourth Quarter	$60,828	$33,387	$(53,598)	$(64,651)	$(1.02)
Third Quarter	61,283	31,486	257	(15,467)	(0.53)
Second Quarter	73,461	38,419	455	(20,909)	(0.72)
First Quarter	65,919	35,334	(1,978)	(16,797)	(0.58)

2007:
Fourth Quarter	$74,687	$42,576	$4,279	$(19,595)	$(0.68)
Third Quarter	55,561	30,858	443	(2,862)	(0.10)
Second Quarter	60,745	36,967	6,913	2,068	0.07
First Quarter	57,717	35,836	5,008	7,810	0.27

The aggregate quarterly earnings (loss) per share amounts as disclosed in the table above does not equal the annual diluted loss per share because each quarter is calculated independently of the annual period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—None

ITEM 9A.	CONTROLS AND PROCEDURES

(i) CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this annual report (the Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 38 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth on page 39 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the quarter ended January 3, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION—None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors

Information relating to directors appearing under the caption “Election of Directors and Management Information” and procedures by which shareholders may recommend nominees to the Company’s Board of Directors “Nomination of Directors” in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated by reference.

(b) Officers

Information relating to executive officers is included in this report in Item 4 of Part I under the caption “Executive Officers of the Registrant.”

(c) Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2009 Annual meeting of Shareholders is incorporated herein by reference.

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

(e) Audit Committee Information

Information concerning the Company’s Audit Committee and its audit committee financial expert appearing under the caption “Information About the Board and its Committees” in the definitive Proxy Statement for the 2009 Annual meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion & Analysis,” “Agreements and Other Arrangements” and “Information Regarding Executive Officer Compensation” contained in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Equity Compensation Plan Summary,” “Securities Ownership by Principal Shareholders” and “Securities Ownership by Management and Directors” contained in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions,” “Review and Approval of Related Person Transactions” and “Director Independence” contained in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Our Relationship with Our Independent Auditors” and “Preapproval Policy for Auditor Services” contained in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

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

X-RITE, INCORPORATED

March 19, 2009	/s/ THOMAS J. VACCHIANO JR.
Thomas J. Vacchiano Jr., Chief Executive Officer (principal executive officer)

March 19, 2009	/s/ BRADLEY J. FREIBURGER
Bradley J. Freiburger, Interim Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 19th day of March, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Thomas J. Vacchiano Jr. and Bradley J. Freiburger, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ GIDEON ARGOV Gideon Argov, Director	/s/ DAVID M. COHEN David M. Cohen, Director

/s/ DAVID A. ECKERT David A. Eckert, Director	/s/ COLIN M. FARMER Colin M. Farmer, Director

/s/ DANIEL M. FRIEDBERG Daniel M. Friedberg, Director	/s/ L. PETER FRIEDER L. Peter Frieder, Director

/s/ JOHN E. UTLEY John E. Utley, Director	/s/ THOMAS J. VACCHIANO JR. Thomas J. Vacchiano Jr., Director

/s/ MARK D. WEISHAAR Mark D. Weishaar, Director

Valuation and Qualifying Accounts

X-Rite, Incorporated

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Recoveries) *	Deducted Balance at End of Period
	(in thousands)
Year ended January 3, 2009
Allowance for losses on accounts receivable	$2,328	$760	$(303)	$3,391

Year ended December 29, 2007
Allowance for losses on accounts receivable	$1,584	$853	$109	$2,328

Year ended December 30, 2006
Allowance for losses on accounts receivable	$1,185	$2,449	$2,050	$1,584

*	Deductions represent uncollectible accounts written-off, net of recoveries

EXHIBIT INDEX

2	Transaction Agreement dated as of January 30, 2006, between X-Rite, Incorporated and Amazys Holding AG (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

2(1)	Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named therein dated August 23, 2007 (filed as exhibit 2(1) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

2(2)	Amendment Number 1 to Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named therein dated October 15, 2007 (filed as exhibit 2(2) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

2(3)	Amendment Number 2 to Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named therein dated October 24, 2007 (filed as exhibit 2(3) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

3(1)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference).

3(2)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit to Form 10-Q for the quarter ended June 30, 1987 (Commission File No. 0-14800) and incorporated herein by reference).

3(3)	Certificate of Amendment to Restated Articles of Incorporation amending Article III.

3(4)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference).

3(5)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference).

3(6)	Certificate of Amendment to Restated Articles of Incorporation amending Article III.

3(7)	Second Amended and Restated Bylaws of X-Rite, Incorporated (Incorporated by reference to Exhibit 3.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008).

4(1)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference).

4(2)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference).

4(3)	Amendment No. 1, dated as of August 20, 2008, to Shareholder Protection Rights Agreement, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002 (incorporated by reference to Exhibit 4.1 of the Form 8-A/A filed by X-Rite, Incorporated on August 20, 2008)

EXHIBIT INDEX—continued

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(1)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and members of its board of directors and officers (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(2)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(3)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as exhibit to Form 10-Q for the quarter ending July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(4)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(5)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan, effective as of February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(6)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(7)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(8)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(9)	Employment Agreement between X-Rite, Incorporated and Mary E. Chowning, effective as of January 30, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

10(10)

Mortgage and Security Agreement, dated as of June 30, 2006, between X-Rite, Incorporated and Fifth Third Bank (filed as exhibit to Form 10-Q for the quarter ended July 1, 2006 (Commission File

No. 0-14800) and incorporated herein by reference).

*10(11)	Employment Agreement between X-Rite, Incorporated and Francis Lamy, effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(12)	Employment Agreement between X-Rite, Incorporated and Thomas J. Vacchiano, Jr., effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(13)	X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan, effective as of June 30, 2006 (filed as Exhibit A to the definitive proxy statement dated July 24, 2006 relating to the Company’s 2006 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(14)	Form of Officer Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(23) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

*10(15)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(24) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(16)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(25) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(17)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(26) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(18)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(27) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(19)	Employment Agreement between X-Rite, Incorporated and Bernard J. Berg, effective as of February 20, 2007 (filed as exhibit to Form 8-K dated February 26, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(20)	Consulting Agreement between X-Rite, Incorporated and Bernard J. Berg, effective as of January 1, 2009 (filed as exhibit to Form 8-K dated February 26, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(21)	Change of Control Severance Plan for Senior Executives dated April 1, 2007 (filed as exhibit to Form 8-K dated April 5, 2007 and incorporated here-in by reference).

10(22)	First Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, Fifth Third Bank, a Michigan banking corporation, as Administrative Agent and Collateral Agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent, National City Bank, as Co-documentation Agent, and LaSalle Bank Midwest, N.A., as Co-documentation Agent (filed as Exhibit 10(33) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(23)	Second Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, GoldenTree Capital Solutions Fund Financing, as Lead Arranger, and The Bank of New York, as Administrative Agent and Collateral Agent (filed as Exhibit 10(34) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(24)	Investment Agreement, dated as of August 20, 2008, between X-Rite, Incorporated and OEPX, LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(25)	Investment Agreement dated as of August 20, 2008 between X-Rite, Incorporated, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund and Tinicum Capital Partners II Executive Fund (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(26)	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among the X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and Fifth Third Bank, as administrative agent and collateral agent for the First Lien Lenders (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

EXHIBIT INDEX—continued

10(27)	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the Second Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and The Bank of New York Mellon, as administrative agent and collateral agent for the Second Lien Lenders (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(28)	Letter Agreement between X-Rite, Incorporated and Goldman Sachs Capital Markets, L.P. (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(29)	Consent, Reaffirmation and First Amendment to Intercreditor Agreement with Fifth Third Bank and the Bank of New York Mellon (Incorporated by reference to Exhibit 10.6 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

*10(30)	X-Rite, Incorporated Omnibus Long Term Incentive Plan on October 28, 2008, effective date as of August 20, 2008 (Incorporated by reference to Annex D of Schedule 14A filed by X-Rite, Incorporated on September 26, 2008)

*10(31)	Form of Restricted Stock Unit (RSU) Grant Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan.

*10(32)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan.

*10(33)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan.

*10(34)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan.

*10(35)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan.

*10(36)	Form of Restricted Stock Unit (RSU) Grant Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan.

*10(37)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan.

*10(38)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan.

10(39)	Registration Rights Agreement, dated as of October 28, 2008, by and among X-Rite, Incorporated and Oepx, LLC and Sagard Capital Partners, L.P. and Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed by X-Rite, Incorporated on October 28, 2008)

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

21	Subsidiaries of X-Rite, Incorporated.

23	Consent of Independent Registered Public Accounting Firm.

EXHIBIT INDEX—continued

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes -Oxley Act of 2002.