Form 10-Q
period 2009-04-04
X RITE INC
filed 2009-05-14
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 4, 2009

Commission file number 0-14800

X-RITE, INCORPORATED

(Name of registrant as specified in charter)

Michigan	38-1737300
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 44th Street S.E., Grand Rapids, Michigan 49512

(Address of principal executive offices)

616-803-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On May 1, 2009, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 77,403,981.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash	$43,348	$50,835
Accounts receivable, less allowance of $3,381 in 2009 and $3,391 in 2008	27,997	36,849
Inventories	39,148	39,936
Deferred income taxes	2,184	2,184
Assets held for sale	—	7,250
Prepaid expenses and other current assets	6,461	5,900

	119,138	142,954

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	25,694	25,879
Machinery and equipment	29,245	30,095
Furniture and office equipment	23,580	23,856
Construction in progress	2,386	1,697

	83,701	84,323
Less accumulated depreciation	(40,028)	(39,413)

	43,673	44,910

Other assets:
Goodwill and indefinite-lived intangibles	247,703	247,703
Other intangibles, net	79,039	83,310
Capitalized software, net of accumulated amortization of $7,055 in 2009 and $6,821 in 2008	8,201	8,031
Deferred financing costs, net of accumulated amortization of $1,256 in 2009 and $3,579 in 2008	11,487	12,273
Deferred income taxes	339	41
Derivative financial instruments	879	1,636
Other noncurrent assets	2,488	3,596

	350,136	356,590

	$512,947	$544,454

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	April 4, 2009	January 3, 2009
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$1,737	$6,917
Accounts payable	8,271	11,605
Accrued liabilities:
Payroll and employee benefits	9,500	10,449
Restructuring	2,236	1,406
Income taxes	5,834	6,528
Interest	6,014	266
Other	11,205	11,956

	44,797	49,127

Long-term liabilities:
Long-term debt, less current portion	248,348	264,017
Restructuring	338	658
Long-term compensation and benefits	1,102	1,182
Deferred income taxes	12,663	12,342
Accrued income taxes	7,457	7,457
Other	304	379

	270,212	286,035

Shareholders’ investment:
Common stock	7,651	7,642
Additional paid-in capital	251,926	251,199
Retained deficit	(60,241)	(51,510)
Accumulated other comprehensive income (loss)	(1,398)	1,961

	197,938	209,292

	$512,947	$544,454

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net Sales	$46,618	$65,919

Cost of sales:
Products sold	19,773	26,508
Inventory valuation adjustment	—	3,845
Restructuring and other related charges	—	232

	19,773	30,585

Gross profit	26,845	35,334

Operating expenses:
Selling and marketing	13,612	17,653
Research, development and engineering	5,937	8,637
General and administrative	7,286	9,864
Restructuring and other related charges	1,797	1,158

	28,632	37,312

Operating loss	(1,787)	(1,978)

Interest expense	(8,516)	(12,001)
Other, net	1,657	(1,150)

Loss before income taxes	(8,646)	(15,129)

Income taxes	85	1,668

Net loss	$(8,731)	$(16,797)

Basic and diluted net loss per share	$(0.11)	$(0.58)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	April 4, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,731)	$(16,797)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,672	1,938
Amortization	5,399	5,971
Amortization of deferred financing costs	742	762
Deferred income taxes	17	14
Share-based compensation	740	1,117
Gain on sale of assets	268	(17)
Restructuring	1,221	179
Loss on derivative ineffectiveness	—	(1,955)
Derivative fair value adjustments and charges	1,336	—
Other	43	(1)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,595	4,768
Inventories	(985)	271
Prepaid expenses and other current assets	(638)	(424)
Accounts payable	(3,059)	(5,153)
Income taxes	(210)	546
Other current and non-current liabilities	7,382	(2,959)

Net cash provided by (used for) operating activities	12,792	(11,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,035)	(1,086)
Investment in Founders’ life insurance, net	—	927
Increase in other assets	(1,151)	(1,108)
Proceeds from sales of assets	7,309	—

Net cash provided by (used for) investing activities	5,123	(1,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	10,500
Payment of debt	(20,849)	(675)
Equity issuance costs	(32)	—
Issuance of common stock	28	48
Purchase of interest rate cap	(1,565)	—

Net cash provided by (used for) financing activities	(22,418)	9,873

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,984)	1,207

NET DECREASE IN CASH	(7,487)	(1,927)
CASH AT BEGINNING OF YEAR	50,835	20,300

CASH AT END OF PERIOD	$43,348	$18,373

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 4, 2009 and the results of its operations and its cash flows for the three month periods ended April 4, 2009 and March 29, 2008, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at January 3, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year information has been reclassified to conform with current year presentation.

NOTE 2—NEW ACCOUNTING STANDARDS

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations—a replacement of FASB Statement No. 141, on January 4, 2009. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement because the Company has not completed any business combinations during the current period or made any adjustments related to pre-acquisition tax contingencies for previously completed acquisitions.

The Company adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, on January 4, 2009. This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement because the Company does not have any operations with noncontrolling interests.

The Company adopted the provisions of SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, on January 4, 2009. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement. The enhanced disclosures regarding derivative instruments and hedging activities are included in Note 8 to the Condensed Consolidated Financial Statements.

The Company adopted Staff Position (FSP) Emerging Issue Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), on January 4, 2009. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have any impact on the Company’s reported basic and diluted net loss per share amounts.

On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1). This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the provisions of FSP SFAS No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 will not affect the Company’s financial condition, results of operations, or cash flows.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 3—BUSINESS SEGMENTS

The Company is comprised of two primary reportable segments, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Color Measurement segment consists of quality control instrumentation that measure, communicate, and simulate color. These products are used in several industries but in all cases their core application is the measurement of color. Company management views its products, technology, and key strategic decisions in terms of the global color measurement market and not the specific components of the markets it serves.

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

The performance of the operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net Sales:
Color Measurement	$38,233	$54,079
Color Standards	8,385	11,840

Total	$46,618	$65,919

Depreciation and Amortization:
Color Measurement	$5,159	$5,444
Color Standards	1,912	2,465

Total	$7,071	$7,909

Operating Income (Loss):
Color Measurement	$(2,912)	$223
Color Standards	1,125	(2,201)

Total	$(1,787)	$(1,978)

Capital Expenditures:
Color Measurement	$891	$1,070
Color Standards	144	16

Total	$1,035	$1,086

	April 4, 2009	January 3, 2009
Total Assets:
Color Measurement	$382,678	$411,035
Color Standards	130,269	133,419

Total	$512,947	$544,454

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	April 4, 2009	January 3, 2009
Raw materials	$13,351	$12,685
Work in process	16,851	15,071
Finished goods	8,946	12,180

Total	$39,148	$39,936

In connection with the acquisition of Pantone on October 24, 2007 the Company recorded the acquired inventory at fair market value. This resulted in a write-up of inventory in the amount of $15.4 million, which was recognized in cost of sales ratably as the inventory was sold within a year of the acquisition date. The write-up was fully recognized by the end of fiscal 2008. During the first quarter of March 29, 2008, the Company expensed $3.8 million related to the fair value valuation of Pantone’s inventory.

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, and employee severance pay due to layoffs. Restructurings may occur as a result of corporate acquisitions or a major reconfiguration of business operations.

For the three months ended April 4, 2009, the Company incurred $1.8 million in restructuring charges which were recorded in operating expenses. For the three months ended March 29, 2008, the Company incurred $1.4 million in restructuring charges of which $1.2 million were recorded in operating expenses and $0.2 million were recorded in cost of sales.

The Company has engaged in the following corporate restructurings:

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs for consulting and legal fees. The work force reductions included approximately $6.0 million related to the former CEO’s contract settlement. Asset write-downs included inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines.

The Company has fully executed its restructuring plan related to Amazys. The only future charges that the Company anticipates incurring for this restructuring are related to true-up of the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. Cumulative charges incurred to date related to the Amazys restructuring plan are $20.4 million. The following table summarizes the remaining severance accrual balances and utilization for these restructuring actions (in thousands):

Severance
Balance at January 3, 2009	$1,360
Charges incurred	—
Amounts paid or utilized	(317)

Balance at April 4, 2009	$1,043

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES – continued

April 2008 Restructuring Plan

On April 3, 2008, the Company responded to weaker than expected economic conditions and market specific softness that adversely affected net sales during the first quarter by implementing a revised cost savings and operational plan (April 2008 restructuring plan). The April 2008 restructuring plan included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions, which were in addition to the reductions achieved as part of the Amazys restructuring plan. To date, the Company has incurred $3.9 million in charges in connection with the April 2008 restructuring plan. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

Severance
Balance at January 3, 2009	$18
Charges incurred	7
Amounts paid or utilized	(13)

Balance at April 4, 2009	$12

October 2008 Restructuring Plan

On October 30, 2008, the Company announced that it will consolidate its global manufacturing facilities through the closure of the Company’s Brixen, Italy facility (October 2008 restructuring plan). The October 2008 restructuring plan includes 22 headcount reductions, elimination of product lines, as well as additional cost of sales and operating cost reductions. As part of the October 2008 restructuring plan the Company is relocating the manufacturing of several product lines from Italy to Grand Rapids, Michigan. The Company has incurred $0.9 million in charges, to date, for this restructuring plan. The following table summarizes the severance and other accrual balances related to these restructuring actions (in thousands):

	Severance	Other	Total
Balance at January 3, 2009	$650	$36	$686
Charges incurred	—	124	124
Amounts paid or utilized	(46)	(124)	(170)

Balance at April 4, 2009	$604	$36	$640

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a profit improvement plan to address the current economic conditions (January 2009 restructuring plan). The January 2009 plan includes narrowing the Company’s business focus and rationalizing certain business segments, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of up to 120 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. The following table summarizes the severance, lease, and other accrual balances related to these restructuring actions (in thousands):

	Severance	Lease Termination Costs	Other	Total
Balance at January 3, 2009	$—	$—	$—	$—
Charges incurred	1,172	410	84	1,666
Amounts paid or utilized	(293)	(410)	(84)	(787)

Balance at April 4, 2009	$879	$—	$—	$879

Other Related Charges

Other related charges include incremental costs incurred related to the integration of the Company’s acquisitions and involve costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning and culture and synergy assessments. These costs were solely related to the Company’s integration efforts and do not include normal business operating costs. There were no other related charges for the first quarter of 2009. Other related charges were $0.1 million for the quarter ended March 29, 2008 that were incurred in connection with the Pantone acquisition.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the three months ended April 4, 2009, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
January 3, 2009	$195,148	$52,555	$247,703
Foreign currency adjustments	—	—	—

April 4, 2009	$195,148	$52,555	$247,703

The foreign currency adjustments to goodwill and indefinite-lived intangibles were nominal for the three months ended April 4, 2009.

The following is a summary of changes in amortizable intangible assets for the three months ended April 4, 2009 (in thousands):

	January 3, 2009	Amortization	April 4, 2009
Technology and patents	$35,234	$(1,972)	$33,262
Customer relationships	37,835	(934)	36,901
Trademarks and trade names	6,412	(274)	6,138
Covenants not to compete	3,829	(1,091)	2,738

Total	$83,310	$(4,271)	$79,039

Estimated amortization expense for the remaining intangible assets as of April 4, 2009, for each of the succeeding years is as follows (in thousands):

Remaining 2009	$11,641
2010	11,959
2011	11,793
2012	11,793
2013	4,954
Thereafter	26,899

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

First and Second Lien Term Loans

In connection with the Pantone acquisition in October 2007, the Company entered into secured senior credit facilities which initially provided for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities. These credit facilities initially consisted of a $310 million first lien loan, which included a $270 million five-year term loan and a $40 million five-year revolving line of credit, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company may select. The unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum.

The credit facilities contain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and require delivery of certain reports and information, and compliance with certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien loan. On August 20, 2008 the Company entered into forbearance and amendment agreements with the first and second lien lender groups, that provided for forbearance on the defaults through the closing of the Company’s recapitalization (Corporate Recapitalization Plan), at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the Corporate Recapitalization Plan. As of April 4, 2009 the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT – continued

On October 28, 2008, shareholders approved the Corporate Recapitalization Plan to raise $155 million in capital through issuance of common stock. Under the terms of the Corporate Recapitalization Plan, the Company issued a total of 46.9 million shares of common stock to the three parties involved. Proceeds from the capital raise were used to pay related transaction fees and expenses, settle the $12.5 million liability from terminated interest rate swap agreements, repay $3.5 million of the mortgage on the Company’s former headquarters facility, and repay $82.0 million of the first lien term loan and $37.2 million of the second lien term loan. The first and second lien credit agreement amendments became effective upon this recapitalization.

During the first quarter of 2009, the Company selected the three month LIBOR plus 5.0 percent and 11.38 percent for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on loans linked to the Prime Rate are required to be paid on a scheduled quarterly basis. Under the terms of the amended credit agreements, the margin above LIBOR for first lien loans is initially 5 percent per annum (which is subject to adjustment based on the Company’s leverage ratio) and the margin above LIBOR for second lien loans is 11.38 percent per annum. Both the first and the second lien agreements stipulate a LIBOR floor of 3 percent per annum. The margin above Prime for the first lien loans is 4 percent per annum and the margin above Prime for the second lien loans is 10.38 percent per annum. The second lien agreement stipulates a Prime rate floor of 4 percent per annum. The Company has entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 8 for further discussion).

Mortgage Loan

As of the end of 2008, the Company had a mortgage loan of $5.2 million related to its former headquarters. In November 2008 the Company had reduced the mortgage by $3.5 million with proceeds from the equity capital raised on October 28, 2008. On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million, proceeds from which were used to pay transaction closing costs and the balance of the mortgage, with the remainder used to repay a portion of the Company’s first lien term loan.

NOTE 8—FINANCIAL INSTRUMENTS

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and liabilities, and non financial assets and liabilities, measured at fair value on a recurring basis, effective December 30, 2007 and January 4, 2009, respectively. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the- counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

In accordance with SFAS No. 157, the Company has classified certain marketable securities included in a trust for a former employee within the Level 1 category of the fair value hierarchy. For the periods ended April 4, 2009 and January 3, 2009, the Company recognized an asset of $0.8 million related to the marketable securities. In accordance with SFAS No. 157, the Company has classified its interest rate caps within the Level 2 category of the fair value hierarchy. For the periods ended April 4, 2009 and January 3, 2009, the Company recognized $0.9 and $1.6 million related to this asset, respectively. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—FINANCIAL INSTRUMENTS – continued

Accounting for Derivative Financial Instruments

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

Interest Rate Swaps

In prior years, the Company utilized interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements resulted in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received was recorded as interest income or expense. Under SFAS 133, these swap transactions were designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss was initially recorded as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affected earnings.

During the quarter ended March 29, 2008, the Company received net interest settlements related to these interest rate swaps of $0.2 million. Portions of these swaps became ineffective during the first quarter of 2008 due to an interest rate floor on a portion of the Company’s debt that restricted the interest rate on the debt from floating to LIBOR. Losses on the ineffective portion of these hedges were reclassified from other comprehensive income to interest expense during the first quarter, and totaled $2.0 million. No cash settlements were made during the remainder of 2008.

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million. The swap liability accrued interest until closing of the Corporate Recapitalization Plan. The Company paid the outstanding balance on the swap liability, including the related accrued interest, upon closing of the Corporate Recapitalization Plan in October 2008 (see Note 7 for further information).

Due to termination of the swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the three months ended April 4, 2009 totaled $1.2 million. The remaining balance in accumulated other comprehensive income (loss) related to these terminated swaps was $5.3 million as of April 4, 2009, $3.6 million of which is expected to be reclassified to earnings during the next twelve months.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012. Effective April 6, 2009, the Company reduced the notional of the cap by $25 million. The company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction.

At inception this cap was designated as a cash flow hedge under SFAS 133. The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate caps as described by the Derivative Implementation Group (DIG) Issue G20 “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” and records subsequent changes in fair value in other comprehensive income, including the changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt are reclassified out of accumulated other comprehensive income into earnings (as interest expense) when the forecasted transaction occurs. The current market value of the interest rate cap is reported on the Consolidated Balance Sheets in other current and long-term assets or other current and long-term liabilities.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—FINANCIAL INSTRUMENTS – continued

The interest rate cap was marked to current market value as of April 4, 2009, and the decrease in value of $0.6 million was recorded through other comprehensive income. As LIBOR was not above the capped rate, no cash was received from the existing cap agreements during the first quarter of 2009 (excluding proceeds from the reduction of the cap discussed above) and no amounts were reclassified from other accumulated other comprehensive income to interest expense (excluding the amount reclassified as a result of the cap reduction discussed above). The amount of accumulated other comprehensive income related to this cap and expected to be reclassified to interest expense over the next twelve months is not material.

The counterparty to the Company’s interest rate cap is a major financial institution with which the Company also has other financial relationships. The counterparty exposes the Company to credit loss in the event of non-performance. If the counterparty fails to meet the term of the agreement, the Company’s exposure is limited to the cost of a replacement agreement. The Company does not anticipate non-performance by the counterparty, and no material loss would be expected from non-performance by the counterparty.

NOTE 9—SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service or performance periods.

Valuation of Share-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The valuation model relies on subjective assumptions that can materially affect the estimated value of options and it may not provide an accurate measure of the fair value of the Company’s stock options. Restricted stock awards and units are valued at closing market price on the date of the grant. Compensation expense for shares issued under the Employee Stock Purchase Plan is recognized for 15 percent of the market value of shares purchased, using the purchase date closing market price. This expense is recognized in the quarter to which the purchases relate.

The Company did not grant any stock options or restricted stock awards during the three months ended April 4, 2009. The Company used the following assumptions in valuing employee options granted during the three months ended March 29, 2008:

Three Months Ended
March 29, 2008
Dividend yield	0%
Volatility	48%
Risk - free interest rates	2.7 – 3.0%
Expected term of options	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended April 4, 2009 and March 29, 2008 was as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Stock options	$298	$452
Restricted stock awards	349	656
Restricted stock units	88	—
Employee stock purchase plan	5	9

	740	1,117

Vesting related to restructuring activities	—	(15)

Total share-based compensation expense	$740	$1,102

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—SHARE-BASED COMPENSATION – continued

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of April 4, 2009, there was unrecognized compensation cost for non-vested share-based compensation of $3.5 million related to options, $2.2 million related to restricted share awards, and $1.3 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 2.8, 3.1, and 3.7 years, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plans

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. The matching contributions of the Company are discretionary and, in conjunction with its restructuring efforts, the Company has temporarily suspended the match through the end of 2009.

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

The last actuarial valuation was carried out as of December 31, 2008. Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended
	April 4, 2009	March 29, 2008
Service cost	$591	$778
Interest	181	203
Expected return on plan assets	(224)	(271)
Less contributions paid by employees	(185)	(233)

Net periodic pension cost	$363	$477

The Company is currently evaluating what additional contributions if any will be made to the pension plan during the remainder of 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 11—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2009	March 29, 2008
Numerators:
Net loss for both basic and diluted EPS	$(8,731)	$(16,797)

Denominators:
Denominators for basis EPS: weighted-average common shares outstanding	76,466	29,040
Dilutive potential shares	—	—

Denominators for diluted EPS	76,466	29,040

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 11—EARNINGS PER SHARE – continued

Dilutive potential shares consist of employee stock options and restricted common stock awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,043,000 and 2,539,000, respectively, for the three month periods ended April 4, 2009 and March 29, 2008.

NOTE 12—INCOME TAXES

For the quarter ended April 4, 2009, the Company recorded a tax provision of $0.1 million against pre-tax losses of $8.6 million, resulting in a nominal effective income tax rate. For the quarter ended March 29, 2008, the Company recorded a tax provision of $1.7 million against pre-tax losses of $15.1 million, an effective rate of approximately (11.0) percent. This income tax provision primarily related to income earned outside the United States.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the quarter ended April 4, 2009, the Company accrued interest and penalties of $0.1 million, net of associated tax benefits. At January 3, 2009, the Company had accrued $2.1 million for payment of interest and penalties.

The Company is subject to periodic audits by domestic and foreign tax authorities. During the second quarter of 2008, a periodic audit in one foreign tax jurisdiction was concluded, resulting in no additional amounts due. The Company reported a net operating loss on its 2007 Federal Income Tax return and during 2008 it filed a loss carry back claim with the Internal Revenue Service (IRS) related to this loss. By statute, the IRS is required to submit tax refund claims in excess of $2 million to the Congressional Joint Committee on Taxation for review. Consequently, the IRS is currently in the process of examining the Company’s tax returns for the years 2005 and 2007. The Company believes that adequate accruals have been provided for all years. There are currently no other ongoing audits in foreign tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 13—COMPREHENSIVE LOSS

Comprehensive loss was $12.1 and $22.6 million, respectively, for the three month periods ended April 4, 2009 and March 29, 2008. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gain (loss) on derivative financial instruments (net of tax effects)	Pension adjustments	Other	Total Accumulated Other Comprehensive Loss
Balance on January 3, 2009	9,156	(6,449)	(700)	(46)	1,961
Other comprehensive income (loss) for the three months ended April 4, 2009	(3,997)	638	—	—	(3,359)

Balance on April 4, 2009	5,159	(5,811)	(700)	(46)	(1,398)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 14—FOUNDERS’ STOCK REDEMPTION AGREEMENTS AND RELATED LIFE INSURANCE POLICIES

In 1998, the Company entered into agreements with its founding shareholders for the future repurchase of 4.5 million shares of the Company’s outstanding stock. The agreements were terminated in November 2004. At that time, 3.4 million shares remained subject to repurchase. Prior to November 2004, the agreements required stock repurchases following the later of the death of each founder or their spouse. The cost of the repurchase agreements was to be funded by $160.0 million of proceeds from life insurance policies the Company purchased on the lives of certain of these individuals. At the beginning of 2008, the Company’s remaining life insurance portfolio consisted of eleven policies with a face value of $130.0 million and cash surrender value of $21.2 million. Throughout 2008 the Company surrendered or sold all eleven life insurance policies generating $21.0 million in proceeds. As part of the sale of the life insurance policies, the Company recognized a gain of $1.3 million during the fourth quarter of 2008. For policies that were surrendered the Company received the cash surrender value of the policy on the day of notification. The proceeds were used to fund the equity issuance costs and debt amendment fees incurred in connection the October 28, 2008 Corporate Recapitalization Plan.

NOTE 15—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, located in England. The term of the letter of credit is one year, with an automatic renewal provision at the grantors discretion. The face amount of the agreement is $0.2 million at April 4, 2009.

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company, which now includes color industry leader Pantone, Inc., develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

First Quarter Highlights:

•	First quarter 2009 net sales of $46.6 million

•	Strong execution of the Company’s profit improvement plan

•	Healthy cash flow from operations with a quarter ending cash balance of $43.3 million

•	Strengthened balance sheet by debt paid down by $20.9 million in the quarter

•	iVue ® product line success at Spring trade shows signals strong potential

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three month periods ended April 4, 2009 and March 29, 2008 (in millions):

	Three Months Ended
	April 4, 2009		March 29, 2008
Net sales	$46.6	100.0%	$65.9	100.0%
Cost of sales:
Products sold	19.8	42.5	26.5	40.2
Inventory valuation adjustment	—	—	3.9	5.9
Restructuring charges	—	—	0.2	0.3

Gross profit	26.8	57.5	35.3	53.6

Operating expenses	28.6	61.4	37.3	56.6

Operating loss	(1.8)	(3.9)	(2.0)	(3.0)

Interest expense	(8.5)	(18.2)	(12.0)	(18.2)
Other, net	1.7	3.6	(1.1)	(1.7)

Loss before taxes	(8.6)	(18.5)	(15.1)	(22.9)

Income taxes	0.1	0.2	1.7	2.6

Net Loss	(8.7)	(18.7)%	(16.8)	(25.5)%

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

Net Sales By Product Line

The Company has two reportable segments, Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware and software technology business that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The following table denotes net sales by business unit for the three months ended April 4, 2009 and March 29, 2009 (in millions):

	Three Months Ended
	April 4, 2009		March 29, 2008
Imaging and Media	$18.6	39.9%	$28.0	42.5%
Industrial	8.2	17.6	13.2	20.0
Retail	3.9	8.4	4.1	6.2
Color Support Services	6.1	13.1	7.4	11.2
Other	1.4	3.0	1.4	2.2

Total Color Measurement	38.2	82.0	54.1	82.1
Color Standards	8.4	18.0	11.8	17.9

Total	$46.6	100.0%	$65.9	100.0%

Consolidated

Net sales for the first quarter of 2009 were $46.6 million, a decrease of $19.3 million, or 29.3 percent, over the first quarter in 2008. The Color Standards segment accounted for approximately $8.4 million in net sales for the first quarter 2009, versus $11.8 million for the comparable period in the previous year. The Color Measurement segment’s net sales decreased $15.9 million, or 29.4 percent, compared with first quarter 2008. Net sales in all business units decreased quarter over quarter, compared with the same period in 2008. The most significant declines occurred within the Imaging and Media and the Industrial business units. These declines were a result of the continued global economic recession and its related effect on the Company’s products.

In the first quarter of 2009, the Company experienced net sales decline over the first quarter of 2008 in all of the primary regions of the world where it conducts business, with the exception of Latin America. Net sales in North America decreased $4.2 million, or 18.0 percent, compared with the first quarter of 2008, while net sales in Europe decreased $12.1 million, or 39.8 percent for the first quarter of 2009. Net sales in Asia Pacific decreased $3.2 million, or 27.6 percent compared with the first quarter of 2008.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $2.3 million negative effect on first quarter 2009 net sales.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the first quarter of 2009, the Imaging and Media market reported a decrease in net sales of $9.4 million, or 33.6 percent, as compared to the first quarter of 2008. The decline in the Imaging and Media market continued from prior year and was seen in the pressroom and printing sub markets where demand from strategic partners declined and aftermarket channel sales decreased compared to 2008 performance.

The Industrial group provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s 2009 first quarter net sales decreased by $5.0 million, or 37.9 percent compared to the same quarter in the prior year. The Industrial quarter over quarter decline was largely related to the decline in the global automotive channel and global supply chain projects between U.S. retailers or product companies and their suppliers in Asia. As the U.S. economy weakened in 2008 and continued into 2009 a number of these supply chain projects were delayed into late 2009 or potentially 2010.

The Retail market experienced a net sales decrease of $0.2 million, or 4.9 percent, for first quarter of 2009 compared with that of 2008. The release of iVue ® (a next generation retail paint matching system) in late 2008 was received well by many of our major retail accounts. The incremental sales from the iVue ® product line partially offset decreased European sales.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services market was formed in 2007 as a result of the Amazys acquisition. The Color Support Services group recorded a first quarter decrease in net sales of $1.3 million or 17.6 percent compared to the first quarter of the previous year. The decrease in Color Support Services net sales was driven in large part by the continued global economic recession, as well as a decline in the European sales of parts and repairs.

The Company’s product lines denoted as Other are primarily comprised of the Medical and Dental category. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the first quarter of 2009 and 2008 were $1.4 million.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For 2008, the results presented in the Color Standards segment reflect the first full year of Pantone operations since the acquisition. For the quarters ended April 4, 2009 and March 29, 2008, the Color Standards segment recorded net sales of $8.4 and $11.8 million, respectively. The graphics and licensing product lines experienced slight increases in sales, which were offset by economic conditions.

Cost of Sales and Gross Profit

Gross profit for the first quarter of 2009 was $26.8 million, or 57.5 percent of net sales, compared with $35.3 million, or 53.6 percent of net sales, for the first quarter of 2008. Included in cost of sales for 2008 are $3.9 million, or 5.9 percent of margin percentage, in purchase accounting inventory adjustments as a result of the Pantone acquisition purchase price allocation. As part of the Pantone purchase price allocation, an adjustment of $15.4 million was recorded to increase inventory to its fair value at the date of acquisition. This adjustment has been recognized in cost of sales ratably as the inventory is sold. The current year gross margin was unfavorably impacted by 1.9 percentage points due to certain changes in useful lives of various demonstration instrumentation. The decrease in gross profit for 2009 was largely due to lower overall volume as a result of the weakening of global economy. The decreases in volume have been partially offset by the Company’s process improvement initiatives including headcount reductions.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	April 4, 2009		March 29, 2008
Selling and marketing	$13.6	29.2%	$17.7	26.9%
Research, development and engineering	5.9	12.6	8.6	13.1
General and administrative	7.3	15.7	9.9	15.0
Restructuring and other related charges	1.8	3.9	1.1	1.6

Total	$28.6	61.4%	$37.3	56.6%

Selling and marketing expenses for the first quarter of 2009 decreased by $4.1 million, or 23.2 percent, as compared with the first quarter of 2008. Research, development and engineering expenses in 2009 as compared with the comparable period in 2008, have declined by $2.7 million or 31.4 percent. General and Administrative expenses decreased by $2.6 million, or 26.3 percent, for the first quarter of 2009 compared with the first quarter of 2008. The decreases in all classifications of expenses are primarily a result of lower compensation levels due to lower employee costs, strong initiatives to reduce travel and entertainment expenses, and efforts to minimize consulting fees. These declines are a result of the aggressive restructuring activities in place in response to the uncertain economic conditions, as discussed below.

Restructuring and Other Related Charges

Restructuring and other related charges expense during the first quarter of 2009 increased $0.7 million compared with the first quarter of 2008. The increase was related to the continued restructuring efforts resulting from the January 2009 restructuring (January 2009 plan) the Company announced in the first quarter of 2009. The January 2009 plan includes narrowing the Company’s business focus and rationalizing certain business segments, aggressively pursuing manufacturing efficiencies, implementing a reduction in force of up to 120 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. For the three months ended April 4, 2009 the Company expensed $1.7 million related to the January 2009 restructuring plan, including $1.2 million in severance costs and lease termination and other fees of $0.5 million. In the first quarter of 2009 the Company also expensed $0.1 related to the 2008 restructuring plans. For further discussion of the restructuring plans refer to Note 5 regarding Restructuring and Other Related Charges.

Incremental costs have been incurred related to the integration of the Company’s acquisitions that do not qualify as restructuring under the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs include costs related to personnel working fulltime on integration work, integration related travel, and outside consultants’ work on strategic planning, culture and synergy assessments. All costs included in this caption were solely related to the integration and do not include normal business operating costs. There were no other related charges for the first quarter of 2009 and these charges were nominal for the first quarter of 2008.

Other Income (Expense)

Interest Expense

Interest expense for the first quarter of 2009 was $8.5 million, which is a decrease of $3.5 million or 29.2 percent over the first quarter of 2008. The decrease is largely attributable to the significant pay down of debt that occurred as a result of the Corporate Recapitalization Plan of 2008. Interest expense was $12.0 million for the quarter ended March 29, 2008, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively. Additionally, in the first quarter of 2008 the Company included $2.0 million in losses on the ineffective portion of interest rate hedges in interest expense. These losses were reclassified from other comprehensive income (loss) to interest expense. For further discussions see Note 7 regarding the Company’s short and long-term indebtedness and Note 8 on the Company’s derivative financial instruments.

Other income (expense)

Other income (expense) consists of investment income, and gains or losses from foreign exchange transactions and sale of assets. Other income (expense) totaled $1.7 million during the first quarter of 2009, and were primarily related to gains on foreign exchange transactions.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Income Taxes

For the quarter ended April 4, 2009, the Company recorded a tax provision of $0.1 million against pre-tax losses of $8.6 million, resulting in a nominal effective income tax rate. For the quarter ended March 29, 2008, the Company recorded a tax provision of $1.7 million against pre-tax losses of $15.1 million, an effective rate of approximately (11.0) percent. This income tax provision primarily related to income earned outside the United States.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the quarter ended April 4, 2009, the Company accrued interest and penalties of $0.1 million, net of associated tax benefits. At January 3, 2009, the Company had accrued $2.1 million for payment of interest and penalties.

The Company is subject to periodic audits by domestic and foreign tax authorities. During the second quarter of 2008, a periodic audit in one foreign tax jurisdiction was concluded, resulting in no additional amounts due. The Company reported a net operating loss on its 2007 Federal Income Tax return and during 2008 it filed a loss carry back claim with the Internal Revenue Service (IRS) related to this loss. By statute, the IRS is required to submit tax refund claims in excess of $2 million to the Congressional Joint Committee on Taxation for review. Consequently, the IRS is currently in the process of examining the Company’s tax returns for the years 2005 and 2007. The Company believes that adequate accruals have been provided for all years. There are currently no other ongoing audits in foreign tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The U.S statutory rate for both tax years was 35.0 percent.

Net Loss

The Company recorded a net loss of $8.7 million for the first quarter of 2009 compared with a net loss of $16.8 million for the first quarter of 2008. On a per share basis, fully diluted loss per share was $(0.11) and $(0.58) in the first quarter of 2009 and 2008, respectively.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2009 due to shares being issued in connection with the recapitalization in 2008 and the Company’s employee stock programs.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended
	April 4, 2009	March 29, 2008	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$12.8	$(11.7)	$24.5
Investing activities	5.1	(1.3)	6.4
Financing activities	(22.4)	9.9	(32.3)
Effect of exchange rate changes on cash	(3.0)	1.2	(4.2)

Net decrease in cash	(7.5)	(1.9)	(5.6)
Cash, beginning of period	50.8	20.3	30.5

Cash, end of period	$43.3	$18.4	$24.9

Cash

At April 4, 2009, the Company had cash of $43.3 million, compared with $50.8 million at January 3, 2009, a decrease of $7.5 million. At April 4, 2009, approximately $32.9 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by (used for) operating activities was $12.8 and $(11.7) million for the first three months of 2009 and 2008, respectively.

In the first quarter of 2009, cash provided by operating activities consisted of a net loss of $8.7 million offset by net cash provided by operating assets and liabilities of $10.1 million and non-cash items of $11.4 million. Significant sources of cash in 2009 provided by operating activities included the collection of accounts receivable and an increase in other current and non current liabilities balances of $7.6 million and $7.4 million, respectively. The sources of cash were partially offset by a reduction in accounts payable and an increase in inventory of $3.1 million and $1.0 million, respectively. Significant non-cash transactions for the quarter-ended April 4, 2009 included; $5.4 million of add-backs for amortization, depreciation of $1.7 million, amortization of deferred financing costs of $0.7 million, derivative fair value adjustments and charges of $1.3 million, and share-based compensation expense of $0.7 million.

In the first quarter of 2008, cash used for operating activities consisted of a net loss of $16.8 million and net cash used for operating assets and liabilities of $2.9 million offset by non-cash items of $8.0 million. Significant uses of cash in 2008 included decreases in accounts payable of $5.2 million and other current and non current liabilities of $3.0 million, partially offset by decreases in accounts receivable. Significant adjustments for non-cash items include add-backs for amortization of $6.0 million, depreciation of $1.9 million, share-based compensation expense of $1.1 million, and amortization of deferred financing costs of $0.8 million, offset by a loss on derivative ineffectiveness of $2.0 million.

Investing Activities

The most significant components of the Company’s investment activities are (i) proceeds from sales of assets, and (ii) capital expenditures. Net cash provided by (used for) investing activities during the quarters ended April 4, 2009 and March 29, 2008 was $5.1 and $(1.3) million, respectively.

During the first three months of 2009, proceeds from sales of assets were $7.3 million, which primarily resulted from the sale of the Company’s former headquarters for $7.2 million.

Capital expenditures were $1.0 million in the first quarter of 2009, compared with $1.1 million in the comparable quarter of 2008. In both quarters, these expenditures were primarily related to recurring capital spending, primarily for machinery, equipment and tooling for Company’s manufacturing facilities in the United States and Switzerland.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Financing Activities

The primary components of the Company’s financing activities are (i) proceeds from issuance and payment of debt and (ii) purchase of interest rate cap. Net cash provided by (used in) financing activities during the first quarters of 2009 and 2008 was $(22.4) and $9.9 million, respectively.

During the first three months of 2009, the Company paid down $20.8 million of its debt. On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and then used to repay a portion of the Company’s first lien term loan. The remaining payments were generated from prior drawings on the Company’s revolver in addition to proceeds from the sale of the Company’s life insurance policies.

Another significant component of financing activities for the first quarter of 2009 was the purchase of an interest rate cap. On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012. Effective April 6, 2009, the Company reduced the notional of the cap by $25 million. The company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction.

For the first quarter of 2008, the Company’s principal financing activities related to the management of short and long term indebtedness incurred in connection with the acquisitions of Amazys and Pantone. During the quarter ended March 29, 2008, the Company had drawn $10.5 million against the revolving line of credit.

On January 8, 2007, the Company announced the Board of Directors’ decision to suspend payment of its quarterly dividend of $.025 per share effective immediately. This decision was made to speed in the repayment of borrowings related to the Company’s acquisitions and help fund future Company growth. Although the Board does not anticipate reinstating the dividend payment it will continue to reevaluate the policy on an on-going basis.

As of April 4, 2009, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended. As a result of the completion of the Corporate Recapitalization Plan, the Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. While the Company does not anticipate the need for additional financing, we continue to monitor the financial markets, and are uncertain how the recent downturn in the credit market would affect our ability to obtain additional financing if needed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since January 3, 2009.

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

A hypothetical 25 basis point increase in interest rates during the quarter ended April 4, 2009 would have increased the interest expense reported in the Consolidated Financial Statements by $0.2 million.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10 percent change in quoted currency exchange rate would be approximately $0.3 million for the three months ended April 4, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 4, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Items 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

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

X-RITE, INCORPORATED

May 14, 2009	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer (principal executive officer)

May 14, 2009	/s/ Bradley J. Freiburger
Bradley J. Freiburger, Interim Chief Financial
Officer (principal financial and accounting officer)