Form 10-Q
period 2009-07-04
X RITE INC
filed 2009-08-13
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 4, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On August 1, 2009, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 77,699,550.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	July 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash	$33,839	$50,835
Accounts receivable, less allowance of $3,277 in 2009 and $3,391 in 2008	27,194	36,849
Inventories	35,158	39,936
Deferred income taxes	2,184	2,184
Assets held for sale	—	7,250
Prepaid expenses and other current assets	6,246	5,900

	104,621	142,954

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	26,032	25,879
Machinery and equipment	29,503	30,095
Furniture and office equipment	23,990	23,856
Construction in progress	3,055	1,697

	85,376	84,323
Less accumulated depreciation	(41,745)	(39,413)

	43,631	44,910

Other assets:
Goodwill and indefinite-lived intangibles	247,826	247,703
Other intangibles, net	74,768	83,310
Capitalized software, net of accumulated amortization of $8,443 in 2009 and $6,821 in 2008	8,647	8,031
Deferred financing costs, net of accumulated amortization of $1,998 in 2009 and $3,579 in 2008	10,745	12,273
Deferred income taxes	360	41
Derivative financial instruments	1,515	1,636
Other noncurrent assets	2,402	3,596

	346,263	356,590

	$494,515	$544,454

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	July 4, 2009	January 3, 2009
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$1,719	$6,917
Accounts payable	6,631	11,605
Accrued liabilities:
Payroll and employee benefits	8,783	10,449
Restructuring	1,815	1,406
Income taxes	6,494	6,528
Interest	5,720	266
Other	9,818	11,956

	40,980	49,127

Long-term liabilities:
Long-term debt, less current portion	234,936	264,017
Restructuring	233	658
Long-term compensation and benefits	1,195	1,182
Deferred income taxes	12,271	12,342
Accrued income taxes	7,557	7,457
Other	266	379

	256,458	286,035

Shareholders’ investment:
Common stock	7,655	7,642
Additional paid-in capital	253,170	251,199
Retained deficit	(67,845)	(51,510)
Accumulated other comprehensive income	4,097	1,961

	197,077	209,292

	$494,515	$544,454

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net Sales	$49,362	$73,461	$95,980	$139,380

Cost of sales:
Products sold	19,724	31,080	39,497	57,588
Inventory valuation adjustment	—	3,845	—	7,690
Restructuring and other related charges	—	117	—	349

	19,724	35,042	39,497	65,627

Gross profit	29,638	38,419	56,483	73,753

Operating expenses:
Selling and marketing	13,060	17,342	26,672	34,995
Research, development and engineering	5,735	7,734	11,672	16,371
General and administrative	7,014	8,282	14,300	18,146
Restructuring and other related charges	1,368	4,606	3,165	5,764

	27,177	37,964	55,809	75,276

Operating income (loss)	2,461	455	674	(1,523)

Interest expense	(8,729)	(11,220)	(17,245)	(23,220)
Other income (expense), net	(959)	205	698	(946)

Loss before income taxes	(7,227)	(10,560)	(15,873)	(25,689)
Income tax expense	377	10,349	462	12,017

Net loss	$(7,604)	$(20,909)	$(16,335)	$(37,706)

Basic and diluted net loss per share	$(0.10)	$(0.72)	$(0.21)	$(1.30)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	July 4, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,335)	$(37,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,285	3,577
Amortization	10,753	10,579
Amortization of deferred financing costs	1,484	1,523
Deferred income taxes (benefit)	(390)	1,023
Share-based compensation	1,964	2,125
Gain on sale of assets	176	62
Restructuring	3,164	6,113
Derivative fair value adjustments and charges	3,147	3,078
Other	46	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,138	4,367
Inventories	3,589	11,251
Prepaid expenses and other current assets	(318)	299
Accounts payable	(4,846)	(6,996)
Income taxes	211	8,112
Other current and non-current liabilities	1,453	(6,774)

Net cash provided by operating activities	16,521	655

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,363)	(2,130)
Investment in Founders' life insurance, net	—	1,146
Increase in other assets	(2,299)	(2,164)
Proceeds from sales of assets	7,309	—
Acquisitions, net of cash acquired	—	249

Net cash provided by (used for) investing activities	2,647	(2,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	10,500
Payment of debt	(34,279)	(1,350)
Equity issuance costs	(32)	—
Issuance of common stock	52	85
Purchase of interest rate cap instrument	(1,565)	—

Net cash provided by (used for) financing activities	(35,824)	9,235

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(340)	1,052

NET INCREASE (DECREASE) IN CASH	(16,996)	8,043
CASH AT BEGINNING OF YEAR	50,835	20,300

CASH AT END OF PERIOD	$33,839	$28,343

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 4, 2009 and the results of its operations and its cash flows for the three and six month periods ended July 4, 2009 and June 28, 2008, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at January 3, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year information has been reclassified to conform with current year presentation.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date the financial statements were issued.

NOTE 2—NEW ACCOUNTING STANDARDS

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Bulletin (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS No. 107-1 and APB No. 28-1), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP No. 107-1 and APB No. 28-1 is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. FSP No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has disclosed the required information in Note 8 to the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly, and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These FSP’s provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2 and FSP No. FAS 124-2 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. There was no impact to the Company’s consolidated financial statements as a result of the adoption of these three Staff Positions.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS – continued

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption did not affect the Company’s consolidated financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 (third quarter ended October 3, 2009 for the Company).

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

NOTE 3—BUSINESS SEGMENTS– continued

The performance of the operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net Sales:
Color Measurement	$41,217	$61,855	$79,450	$115,934
Color Standards	8,145	11,606	16,530	23,446

Total	$49,362	$73,461	$95,980	$139,380

Depreciation and Amortization:
Color Measurement	$5,056	$5,426	$10,215	$10,870
Color Standards	1,911	821	3,823	3,286

Total	$6,967	$6,247	$14,038	$14,156

Operating Income (Loss):
Color Measurement	$1,454	$682	$(1,458)	$905
Color Standards	1,007	(227)	2,132	(2,428)

Total	$2,461	$455	$674	$(1,523)

Capital Expenditures:
Color Measurement	$1,318	$868	$2,209	$1,938
Color Standards	10	176	154	192

Total	$1,328	$1,044	$2,363	$2,130

	July 4, 2009	January 3, 2009
Total Assets:
Color Measurement	$382,853	$411,035
Color Standards	111,662	133,419

Total	$494,515	$544,454

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	July 4, 2009	January 3, 2009
Raw materials	$11,912	$12,685
Work in process	15,469	15,071
Finished goods	7,777	12,180

Total	$35,158	$39,936

In connection with the acquisition of Pantone on October 24, 2007, the Company recorded the acquired inventory at fair market value. This resulted in a write-up of inventory in the amount of $15.4 million, which was recognized in cost of sales ratably as the inventory was sold within a year of the acquisition date. The write-up was fully recognized by the end of fiscal 2008. For the six months ended June 28, 2008, the Company expensed $7.7 million related to the fair value valuation of Pantone’s inventory.

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

For the three and six months ended July 4, 2009, the Company incurred $1.4 and $3.2 million, respectively, in restructuring charges which were recorded in operating expenses. For the three and six months ended June 28, 2008, the Company incurred $4.7 and $6.1 million in restructuring charges of which $4.6 and $5.8 million were recorded in operating expenses and $0.1 and $0.3 million, respectively, were recorded in cost of sales.

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

The Company has fully executed its restructuring plan related to Amazys. The only future charges that the Company anticipates incurring for this restructuring are related to true-up of the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. Cumulative charges incurred to date related to the Amazys restructuring plan are $20.2 million. The following table summarizes the remaining severance accrual balances and utilization for these restructuring actions (in thousands):

	Severance	Other	Total
Balance at January 3, 2009	$1,360	$—	$1,360
Amounts paid or utilized	(317)	—	(317)

Balance at April 4, 2009	1,043	—	1,043
Adjustments	(213)	4	(209)
Amounts paid or utilized	(110)	(4)	(114)

Balance at July 4, 2009	$720	$—	$720

April 2008 Restructuring Plan

In the first quarter of 2009, the Company completed the restructuring actions initiated in prior periods related to the April 2008 restructuring plan. The April 2008 restructuring plan was initiated in response to weaker than expected economic conditions and market softness that adversely affected net sales. The plan consisted of a revised cost savings and an operational plan which included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions. To date, the Company has incurred $3.9 million in charges in connection with the April 2008 restructuring plan. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

Severance
Balance at January 3, 2009	$18
Charges incurred	7
Amounts paid or utilized	(13)

Balance at April 4, 2009	12
Amounts paid or utilized	(2)

Balance at July 4, 2009	$10

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES – continued

October 2008 Restructuring Plan

On October 30, 2008, the Company announced that it would consolidate its global manufacturing facilities through the closure of the Company’s Brixen, Italy facility (October 2008 restructuring plan). The October 2008 restructuring plan includes 22 headcount reductions, elimination of product lines, as well as additional cost of sales and operating cost reductions. As part of the October 2008 restructuring plan the Company is relocating the manufacturing of several product lines from Italy to Grand Rapids, Michigan. The Company has incurred $1.2 million in charges, to date, for this restructuring plan. The following table summarizes the severance and other accrual balances related to these restructuring actions (in thousands):

	Severance	Other	Total
Balance at January 3, 2009	$650	$36	$686
Charges incurred	—	124	124
Amounts paid or utilized	(46)	(124)	(170)

Balance at April 4, 2009	604	36	640
Charges incurred	303	—	303
Amounts paid or utilized	(531)	(26)	(557)

Balance at July 4, 2009	$376	$10	$386

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a profit improvement plan to address the current economic conditions (January 2009 restructuring plan). The January 2009 plan includes narrowing the Company’s business focus and closing certain facilities, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of up to 120 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. The Company has incurred $2.8 million in charges, to date, for this restructuring plan. The following table summarizes the severance, lease, and other accrual balances related to these restructuring actions (in thousands):

	Severance	Lease Termination Costs	Other	Total
Balance at January 3, 2009	$—	$—	$—	$—
Charges incurred	1,172	410	84	1,666
Amounts paid or utilized	(293)	(410)	(84)	(787)

Balance at April 4, 2009	879	—	—	879
Charges incurred	1,119	5	55	1,179
Amounts paid or utilized	(1,231)	(5)	(55)	(1,291)

Balance at July 4, 2009	$767	$—	$—	$767

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global tax structure, reduce the amount of legal entities and reorganize the global treasury and cash management footprint. These efforts and related costs are related to the Company’s past acquisitions and do not include normal recurring operating costs. For the three and six months ended July 4, 2009, the Company had incurred and accrued $0.2 million of other related charges.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the six months ended July 4, 2009, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
January 3, 2009	$195,148	$52,555	$247,703
Foreign currency adjustments	123	—	123

July 4, 2009	$195,271	$52,555	$247,826

The following is a summary of changes in amortizable intangible assets for the six months ended July 4, 2009 (in thousands):

	January 3, 2009	Amortization	July 4, 2009
Technology and patents	$35,234	$(3,934)	$31,300
Customer relationships	37,835	(1,868)	35,967
Trademarks and trade names	6,412	(549)	5,863
Covenants not to compete	3,829	(2,191)	1,638

Total	$83,310	$(8,542)	$74,768

Estimated future amortization expense for intangible assets as of July 4, 2009, for each of the succeeding years is as follows (in thousands):

Remaining 2009	$7,370
2010	11,959
2011	11,793
2012	11,793
2013	4,954
Thereafter	26,899

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

The credit facilities contain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, and require delivery of certain reports and information, and compliance with certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien loan. On August 20, 2008 the Company entered into forbearance and amendment agreements with the first and second lien lender groups, that provided for forbearance on the defaults through the closing of the Company’s recapitalization (Corporate Recapitalization Plan) at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the Corporate Recapitalization Plan. As of July 4, 2009, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT – continued

On October 28, 2008, the Company’s shareholders approved the Corporate Recapitalization Plan to raise $155 million in capital through issuance of common stock. Under the terms of the Corporate Recapitalization Plan, the Company issued a total of 46.9 million shares of common stock to three parties involved. Proceeds from the capital raise were used to pay related transaction fees and expenses, settle the $12.5 million liability from terminated interest rate swap agreements, repay $3.5 million of the mortgage on the Company’s former headquarters facility, and repay $82.0 million of the first lien term loan and $37.2 million of the second lien term loan. The first and second lien credit agreement amendments became effective upon this recapitalization.

During the second quarter of 2009, the Company selected the three month LIBOR plus 5.0 percent and 11.38 percent for most of the first and second lien facilities, respectively, as its primary interest rate index. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on loans linked to the Prime Rate are required to be paid on a scheduled quarterly basis. Under the terms of the amended credit agreements, the margin above LIBOR for first lien loans is subject to adjustment based on the Company’s leverage ratio and the margin above LIBOR for second lien loans is 11.38 percent per annum. Both the first and the second lien agreements stipulate a LIBOR floor of 3 percent per annum. The margin above Prime for the first lien loans is 4 percent per annum and the margin above Prime for the second lien loans is 10.38 percent per annum. The second lien agreement stipulates a Prime rate floor of 4 percent per annum. The Company has entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 8 for further discussion).

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

NOTE 8—FINANCIAL INSTRUMENTS

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), for financial assets and liabilities, and non financial assets and liabilities, measured at fair value on a recurring basis, effective December 30, 2007. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

In accordance with SFAS No. 157, the Company has classified certain marketable securities held in a trust for a former employee within the Level 1 category of the fair value hierarchy. As of July 4, 2009 and January 3, 2009, the Company recognized an asset of $0.9 and $0.8 million related to the marketable securities, respectively. In accordance with SFAS No. 157, the Company has classified its interest rate caps within the Level 2 category of the fair value hierarchy. As of July 4, 2009 and January 3, 2009, the Company recognized $1.5 and $1.6 million related to this asset, respectively. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—FINANCIAL INSTRUMENTS – continued

Accounting for Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. As a result, the Company recognizes derivative financial instruments in the Condensed Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded in income or in shareholders’ investment as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

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

Due to termination of the swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the six months ended July 4, 2009 totaled $3.1 million. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $3.4 million as of July 4, 2009, $2.2 million of which is expected to be reclassified to earnings during the next twelve months.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012. Effective April 6, 2009, the Company reduced the notional amount of the cap by $25 million. The Company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—FINANCIAL INSTRUMENTS – continued

The interest rate cap was marked to current market value as of July 4, 2009 resulting in an increase in value of $0.6 million for the three months ended July 4, 2009. This adjustment was recorded through other comprehensive income. As LIBOR was not above the capped rate, no cash was received from the existing cap agreements during the second quarter of 2009 and no amounts were reclassified from other accumulated other comprehensive income to interest expense. The amount of accumulated other comprehensive income related to this cap and expected to be reclassified to interest expense over the next twelve months is not material.

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

The Company used the following assumptions in valuing employee options granted during the three and six months ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Dividend yield	0%	0%	0%	0%
Volatility	57 – 58%	48 – 55%	57 – 58%	48 – 55%
Risk-free interest rates	2.3 – 3.2%	3.2 – 3.6%	2.3 – 3.2%	2.7 – 3.6%
Expected term of options	7 years	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2009 and June 28, 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Stock options	$766	$485	$1,064	$937
Restricted stock awards	367	516	716	1,172
Restricted stock units	88	—	176	—
Employee stock purchase plan	3	7	8	16

	1,224	1,008	1,964	2,125
Vesting related to restructuring activities	—	(35)	—	(50)

Total share-based compensation expense	$1,224	$972	$1,964	$2,075

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of July 4, 2009, there was unrecognized compensation cost for non-vested share-based compensation of $4.5 million related to options, $2.5 million related to restricted share awards, and $1.1 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 2.0, 2.3, and 3.5 years, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 10—EMPLOYEE BENFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary and, in conjunction with its restructuring efforts, the Company has temporarily suspended the match through the end of 2009.

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

The last actuarial valuation was carried out as of December 31, 2008. Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$730	$793	$1,321	$1,571
Interest	184	207	365	410
Expected return on plan assets	(228)	(277)	(452)	(548)
Less contributions paid by employees	(188)	(277)	(373)	(510)

Net periodic pension cost	$498	$446	$861	$923

The Company is currently evaluating what additional contributions, if any will be made to the pension plan during the remainder of 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 11—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Numerators:
Net loss for both basic and diluted EPS	$(7,604)	$(20,909)	$(16,335)	$(37,706)

Denominators:
Denominators for basis EPS: weighted-average common shares outstanding	76,519	29,108	76,493	29,074
Dilutive potential shares	—	—	—	—

Denominators for diluted EPS	76,519	29,108	76,493	29,074

Dilutive potential shares are comprised of employee stock options, restricted common stock awards, and restricted share units. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 5,764,000 and 4,904,000, respectively, for the three and six month periods ended July 4, 2009 and 3,012,000 and 2,763,000, respectively, for the three and six month periods ended June 28, 2008.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 12—INCOME TAXES

For the three and six month periods ended July 4, 2009, the Company recorded a tax provision of $0.4 and $0.5 million, respectively, against pre-tax losses of $7.3 and $15.9 million, respectively, resulting in an effective income tax rate of (5.2) and (2.9) percent. For the three and six month periods ended June 28, 2008, the Company recorded a tax provision of $10.3 and $12.0 million against pre-tax losses of $10.6 and $25.7 million, respectively, an effective rate of approximately (98.0) and (46.8) percent, respectively. For the three and six months ended July 4, 2009 the income tax provision primarily relates to income earned outside the United States. For the three and six month periods ended June 28, 2008 the income tax provision primarily related to adjustments for the potential tax exposures associated with final valuation calculations pertaining to the Amazys acquisition and related facility shutdown and liquidation.

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

The Company’s policy is to accrue unrecognized tax benefits as a FIN 48 liability, accrue the related interest and penalties as a tax liability, and record the offsetting expenses as income tax. For the three and six month periods ended July 4, 2009, the Company recorded tax expense of $0.2 and $0.3 million, respectively, related accrued interest, and penalties. For the three and six month periods ended June 28, 2008, the Company accrued interest and penalties of $0.6 and $0.7 million respectively, net of associated tax benefits. At January 3, 2009, the Company had accrued $2.1 million for payment of interest and penalties.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company reported a net operating loss on its 2007 Federal Income Tax return and during 2008 it filed a loss carry back claim with the Internal Revenue Service (IRS) related to this loss. By statute, the IRS is required to submit tax refund claims in excess of $2 million to the Congressional Joint Committee on Taxation for review. Consequently, the IRS is currently in the process of examining the Company’s tax returns for the years 2005 and 2007. One foreign tax jurisdiction is currently conducting a periodic audit of the 2005 and 2004 tax returns. While it is possible that the audits could result in an additional tax assessment, the amount of any payment is not anticipated to be material. There are currently no other ongoing audits in foreign tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 13—COMPREHENSIVE INCOME

Comprehensive loss was $(2.1) and $(14.2) million, respectively, for the three and six month periods ended July 4, 2009. Comprehensive loss was $(18.2) and $(40.7) million, respectively, for the three and six month periods ended June 28, 2008. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gain (loss) on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Other	Total Accumulated Other Comprehensive Income
Balance on January 3, 2009	$9,156	$(6,449)	$(700)	$(46)	$1,961
Other comprehensive income (loss) for the six months ended July 4, 2009	(995)	3,085	—	46	2,136

Balance on July 4, 2009	$8,161	$(3,364)	$(700)	$—	$4,097

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, Pantone. The term of the letter of credit is through December 31, 2009, with an automatic renewal provision for one year at the grantor’s discretion. The face amount of the agreement is $0.4 million at July 4, 2009.

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

Condition and Results of Operations

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Forward-looking statements include, but are not limited to statements concerning liquidity, capital resources needs, tax rates, dividends and potential new markets. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Second Quarter Highlights:

•	Second quarter 2009 net sales of $49.4 million

•	Improved profitability as a result of the Company’s profit improvement plan

¡	Second quarter operating income of $2.5 million and a significant reduction in the net loss in the second quarter versus prior year

¡	Healthy cash flow from operations

•	Strengthened balance sheet

¡	Debt paid down in the second quarter by $13.4 million and $34.2 million year-to-date

¡	Second quarter ending cash balance of $33.8 million

•	New MatchRite® iVueTM color matching system announced as next generation solution for Benjamin Moore stores in North America

•	Increased adoption of ColorMunkiTM Design by major industry partners and customer as key workflow tool in creative phase of product realization process

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and six month periods ended July 4, 2009 and June 28, 2008 (in millions):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Net sales	$49.4	100.0%	$73.5	100.0%	$96.0	100.0%	$139.4	100.0%
Cost of sales:
Products sold	19.7	39.9	31.1	42.3	39.5	41.2	57.6	41.3
Inventory valuation adjustment	—	—	3.9	5.3	—	—	7.7	5.5
Restructuring charges	—	—	0.1	0.1	—	—	0.3	0.3

Gross profit	29.7	60.1	38.4	52.3	56.5	58.8	73.8	52.9
Operating expenses	27.2	55.1	38.0	51.7	55.8	58.1	75.3	54.0

Operating income (loss)	2.5	5.0	0.4	0.6	0.7	0.7	(1.5)	(1.1)
Interest expense	(8.7)	(17.6)	(11.2)	(15.3)	(17.2)	(17.9)	(23.2)	(16.7)
Other, net	(1.0)	(2.0)	0.2	0.3	0.7	0.7	(1.0)	(0.7)

Loss before taxes	(7.2)	(14.6)	(10.6)	(14.4)	(15.8)	(16.5)	(25.7)	(18.5)
Income taxes	0.4	0.8	10.3	14.0	0.5	0.5	12.0	8.6

Net Loss	$(7.6)	(15.4)%	$(20.9)	(28.4)%	$(16.3)	(17.0)%	$(37.7)	(27.1)%

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

For the three and six months ended July 4, 2009, the Color Measurement segment accounted for approximately $41.3 and $79.5 million in net sales versus $61.9 and $115.9 million for the comparable periods in the previous year. The Color Standards segment accounted for approximately $8.1 and $16.5 million in net sales for the three and six months ended July 4, 2009, versus $11.6 and $23.5 million for the comparable periods in the previous year.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

The following table denotes net sales by business unit for the three and six months ended July 4, 2009 and June 28, 2008 (in millions):

Net Sales By Product Line

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Imaging and Media	$19.0	38.5%	$32.2	43.8%	$37.6	39.1%	$60.2	43.2%
Industrial	10.9	22.1	14.5	19.7	19.1	19.9	27.7	19.9
Retail	4.2	8.5	5.9	8.0	8.1	8.4	10.0	7.2
Color Support Services	5.7	11.5	7.7	10.5	11.8	12.3	15.0	10.8
Other	1.5	3.0	1.6	2.2	2.9	3.1	3.0	2.1

Total Color Measurement	41.3	83.6	61.9	84.2	79.5	82.8	115.9	83.2
Color Standards	8.1	16.4	11.6	15.8	16.5	17.2	23.5	16.8

Total	$49.4	100.0%	$73.5	100.0%	$96.0	100.0%	$139.4	100.0%

Consolidated

Net sales for the second quarter of 2009 and year to date results were $49.4 and $96.0 million, a decrease of $24.1 and $43.4 million, or 32.8 and 31.1 percent, over the comparable periods in 2008. The most significant declines occurred within the Imaging and Media and the Industrial business units. These declines were a result of the continued global economic recession and its related effect on the Company.

The Company experienced net sales declines in the three and six month periods ended July 4, 2009 in all of the regions of the world where it conducts business. For the three months ended July 4, 2009, net sales in North America decreased $7.0 million, or 26.6 percent, compared with the second quarter of 2008, while net sales in Europe decreased $12.9 million, or 41.2 percent for the second quarter of 2009. Net sales in Asia Pacific decreased $3.8 million, or 26.2 percent compared with the second quarter of 2008. For the six months ended July 4, 2009, net sales in North America decreased $11.2 million, or 22.7 percent, compared with the same period of 2008, while net sales in Europe decreased $24.9 million, or 40.4 percent for the six months of 2009. Net sales in Asia Pacific decreased $7.0 million, or 26.8 percent compared with the first six months of 2008. The Company experienced nominal net sales declines in Latin America compared to prior year sales for both periods presented.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $2.2 million unfavorable effect on second quarter 2009 net sales, and a $4.5 million unfavorable effect on year to date net sales for the period ended July 4, 2009 as compared to similar periods in 2008.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media product line provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the three months ended July 4, 2009, the Imaging and Media product line recorded a decrease in net sales of $13.2 million, or 41.0 percent, compared with the second quarter of 2008. For the six month period ended July 4, 2009, Imaging and Media net sales decreased $22.6 million, or 37.5 percent, compared with the similar period in 2008. During the second quarter of 2009 the Company clarified the terms of certain customer agreements, which resulted in the recognition of $1.2 million of previously deferred revenue. The decline in the Imaging and Media product line continued from previous periods and has been driven by the pressroom and printing markets where demand from end user consumers has not recovered from economic recession conditions experienced in the second half of 2008. Leading the decline in the Imaging and Media product line was a year over year decline in European sales of 43.2 percent.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s net sales for the three months ended July 4, 2009 decreased by $3.6 million, or 24.8 percent compared to the same quarter in the prior year. Net sales for the six months ended July 4, 2009 decreased by $8.6 million, or 31.0 percent, compared to the same period a year ago. The Industrial market’s decline has been the result of the economic declines in the global automotive channel and related supply chain. As the U.S. economy weakened in 2008 and continued into 2009 a number of these supply chain projects were delayed into late 2009 or potentially 2010. The largest area of decline for the Industrial product line was experienced in North America where year over year sales were down 37.7 percent.

The Retail business markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers and paint manufacturers. The Retail product line experienced a net sales decrease of $1.7 million, or 28.8 percent, for second quarter of 2009 compared with that of 2008. For the six month period ended July 4, 2009, the Retail market recorded a decline in net sales of $1.9 million, or 19.0 percent, compared to the same period in the prior year. For the three and six months ended July 4, 2009 the Retail product line has been negatively impacted by the challenging economic environment of the European retail markets. While sales in North America are down 1.8 percent year over year our European sales have shown a much deeper decline of 71.4 percent for the same period. The declining European sales in 2009 are directly related to the economic recession in Europe.

The Color Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services market was formed in 2007 as a result of the Amazys acquisition. The Color Support Services group recorded a second quarter 2009 decrease in net sales of $2.0 million, or 26.0 percent, compared to the second quarter of the previous year. For the six month period ended July 4, 2009, this market experienced a decline in net sales of $3.2 million, or 21.3 percent, over the comparable period last year. The decrease in Color Support Services net sales was driven in large part by the continued global economic recession.

The Company’s products denoted as Other are primarily comprised of the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the three and six month periods ended July 4, 2009 decreased by a nominal amount compared to the same periods of 2008.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For 2008, the results presented in the Color Standards segment reflect the first full year of Pantone operations since the acquisition. For the second quarter of 2009, the Color Standards segment recorded a net sales decrease of $3.5 million, or 30.2 percent, compared to the same quarter of 2008. For the six month period ended July 4, 2009, the Color Standards segment recorded a decline in net sales of $7.0 million, or 29.8 percent, over the comparable period of the prior year. Decreases in the Color Standards segment were driven by declining sales in the graphics and textile markets.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit for the three month period ended July 4, 2009 was $29.7 million, or 60.1 percent of sales, compared with $38.4, million or 52.3 percent of sales, for the comparable period in 2008. For the six month period ended July 4, 2009, gross profit was $56.5 million, or 58.8 percent of sales, compared with $73.8 million, or 52.9 percent of sales, for the same period in 2008. The three and six month increase in margin of approximately 780 and 590 basis points, respectively, is a result of the January 2009 restructuring plan and completion of the Pantone purchase accounting inventory adjustments in October 2008. Included in the three and six month cost of sales for 2008 are $3.9 and $7.7 million, or 530 and 550 basis points, of purchase accounting inventory adjustments as a result of the Pantone acquisition purchase price allocation. As part of the Pantone purchase price allocation, an adjustment of $15.4 million was recorded to increase inventory to its fair value at the date of acquisition. The remaining improvements in gross margin were a result of the January 2009 restructuring plan in which the Company aggressively pursued manufacturing efficiencies; implemented a reduction in headcount, reduced work schedules and initiated furloughs for selected employee groups while suspending selected employee benefit programs.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Selling and marketing	$13.1	26.5%	$17.4	23.6%	$26.7	27.8%	$35.0	25.1%
Research, development and engineering	5.7	11.6	7.7	10.5	11.6	12.1	16.4	11.8
General and administrative	7.0	14.2	8.3	11.3	14.3	14.9	18.1	13.0
Restructuring and other related charges	1.4	2.8	4.6	6.3	3.2	3.3	5.8	4.1

Total	$27.2	55.1%	$38.0	51.7%	$55.8	58.1%	$75.3	54.0%

For the three and six month periods ended July 4, 2009, Selling and marketing expenses decreased by $4.3 and $8.3 million, or 24.7 and 23.7 percent, as compared with the same periods of 2008. Research, development and engineering expenses have declined by $2.0 and $4.8 million or 26.0 and 29.3 percent, respectively, for the three and six month periods of 2009 as compared with the same period in 2008. General and Administrative expenses decreased by $1.3 and $3.8 million, or 15.7 and 21.0 percent, for the three and six month periods ended July 4, 2009, over the comparable periods of 2008. The decreases in all classifications of operating expenses are primarily driven by lower compensation levels due to lower employment levels, strong initiatives to reduce travel and entertainment expenses, and efforts to minimize consulting fees. These declines are a result of the cost reduction initiatives in response to the uncertain economic conditions. Restructuring and other related charges for the three and six month periods of 2009 decreased by $3.2 and $2.6 million, or 69.6 and 44.8 percent, compared with the same periods of 2008. These decreases were the result of the substantial completion of the Amazys restructuring plan and the April 2008 restructuring plan in 2008. In the first six months of 2009 the Company expensed $0.1 million related to the 2006 and 2008 restructuring plans. In the first and second quarters of 2009 the Company initiated the January 2009 restructuring plan and a global tax restructuring plan, respectively. For the three and six months ended July 4, 2009, the Company has incurred $1.4 and $3.1 million in charges related to these restructuring efforts.

Operating Income (Loss)

Operating income (loss) for the Color Measurement segment was $1.5 and $(1.4) million for the three and six month periods in 2009, as compared to $0.7 and $0.9 million for the same periods in 2008. The operating income (loss) for the Color Measurement segment was negatively impacted in the first quarter of 2009 as a result of the charges incurred in connection with the January 2009 restructuring plan. Operating income (loss) for the Color Standards segment was $1.0 and $2.1 million for the three and six month periods in 2009, as compared to $(0.3) and $(2.4) million for the same periods in 2008. Operating income (loss) for the Color Standards segment for the three and six month periods of 2009, as compared with the comparable periods in 2008, have increased by $1.3 and $4.5 million, respectively. Consolidated operating income for 2009 has increased year over year as a result of the Company’s restructuring efforts to counteract the decline in sales.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Other Income (Expense)

Interest Expense

Interest expense was $8.7 and $17.2 million for the three and six months ended July 4, 2009, which is a decrease of 22.3 percent and 25.9 percent over comparable periods in 2008. The year over year decreases are largely attributable to the significant pay downs of debt that occurred as a result of the Corporate Recapitalization Plan in the fourth quarter of 2008, sale of former Corporate headquarters in the first quarter of 2009, and excess cash from continuing operations throughout 2009. Interest expense was $11.2 and $23.2 million for the three and six months ended June 28, 2008, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively. For further discussions see Note 7 regarding the Company’s short and long-term indebtedness and Note 8 on the Company’s derivative financial instruments.

Other Income (Expense)

Other income (expense) consists of gains or losses from foreign exchange transactions and sale of assets. Other income (expense) totaled $(1.0) and $0.7 million for the three and six months ended July 4, 2009 and $0.2 and $(1.0) million for the three and six months ended in June 28, 2008.

Income Taxes

The Company’s effective tax rate for the second quarter of 2009 was (5.2) percent compared to (98.0) percent for the second quarter of 2008. For the six months ended July 4, 2009, the Company’s effective tax rate was (2.9) percent compared to (46.8) percent for the same period in prior year. The significant change in the effective tax rate is primarily due to a second quarter 2008 adjustment for the potential tax exposures associated with final valuation calculations pertaining to the Amazys acquisition and related facility shutdown and liquidation.

Net Loss

The Company recorded a net loss of $7.6 and $16.3 million, respectively, for the three and six month periods ended July 4, 2009, compared to a net loss of $20.9 and $37.7 for comparable periods in 2008. On a per share basis, fully diluted loss per share was $(0.10) and $(0.21) for the three and six month periods in 2009, compared to $(0.72) and $(1.30) per share for the comparable periods in 2008.

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

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Six Months Ended
	July 4, 2009	June 28, 2008	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$16.5	$0.7	$15.8
Investing activities	2.6	(2.9)	5.5
Financing activities	(35.8)	9.2	(45.0)
Effect of exchange rate changes on cash	(0.3)	1.0	(1.3)

Net increase (decrease) in cash	(17.0)	8.0	(25.0)
Cash, beginning of period	50.8	20.3	30.5

Cash, end of period	$33.8	$28.3	$5.5

Cash

At July 4, 2009, the Company had cash of $33.8 million, compared with $50.8 million at January 3, 2009, a decrease of $17.0 million. At July 4, 2009, approximately $16.4 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $16.5 and $0.7 million for the first six months of 2009 and 2008, respectively.

In 2009, cash provided by operating activities consisted of a net loss of $16.3 million offset by net cash provided by operating assets and liabilities of $9.2 million and non-cash items of $23.6 million. Significant sources of cash in 2009 provided by operating activities included the collection of accounts receivable and decreased global inventory balances of $9.2 million and $3.6 million, respectively. The sources of cash were partially offset by a reduction in accounts payable of $4.8 million. Significant non-cash transactions for the quarter-ended July 4, 2009 included; $10.8 million of add-backs for amortization, depreciation of $3.3 million, derivative fair value adjustments and charges of $3.1 million, share-based compensation expense of $2.0 million, and amortization of deferred financing costs of $1.5 million.

In 2008, cash provided by operating activities consisted of a net loss of $37.7 million offset by net cash provided by operating assets and liabilities of $10.3 million and non-cash items of $28.1 million. Significant sources of cash in 2008 included decreases in global inventory and collection of accounts receivable of $11.3 million and $4.4 million, partially offset by decreases in accounts payable and other current and non-current liabilities of $7.0 million and $2.0 million, respectively. Significant adjustments for non-cash items include add-backs for amortization of $10.6 million, depreciation of $3.6 million, derivative fair value adjustments and charges of $3.1 million, share-based compensation expense of $2.1 million, and amortization of deferred financing costs of $1.5 million.

Investing Activities

The most significant components of the Company’s investment activities are (i) proceeds from sales of assets, and (ii) capital expenditures. Net cash provided by (used for) investing activities during the six months ended July 4, 2009 and June 28, 2008 was $2.6 and $(2.9) million, respectively. During 2009, proceeds from sales of assets were $7.3 million, which primarily resulted from the sale of the Company’s former headquarters for $7.2 million partially offset by capital expenditures of $2.4 million. Capital expenditures are primarily related to the acquisition of machinery, equipment and tooling for the Company’s manufacturing facilities in the United States and Switzerland. During 2008, cash used for investing activities was comprised of capital expenditures of $2.1 million.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Financing Activities

The primary components of the Company’s financing activities are (i) proceeds from issuance and payment of debt and (ii) purchase of interest rate cap. Net cash provided by (used in) financing activities during 2009 and 2008 was $(35.8) and $9.2 million, respectively.

During 2009, the Company paid down $34.3 million of its debt. In the first quarter of 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and then used to repay a portion of the Company’s first lien term loan. In the second quarter of 2009, the Company used $13.0 million in cash from foreign operations to pay down the Company’s revolving line of credit. The remaining payments were generated from cash provided by the Company’s operating activities.

Another significant component of financing activities for 2009 was the purchase of an interest rate cap. On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009 at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012. Effective April 6, 2009, the Company reduced the notional of the cap by $25 million. The company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction.

During 2008, the Company’s principal financing activities related to the management of short and long term indebtedness incurred in connection with the acquisitions of Amazys and Pantone. For the six months ended June 28, 2008, the Company had drawn $10.5 million against the revolving line of credit offset partially by payments on debt of $1.4 million.

As of July 4, 2009, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended. As a result of the completion of the Corporate Recapitalization Plan, the Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. While the Company does not anticipate the need for additional financing, we continue to monitor the financial markets, and are uncertain how the recent downturn in the credit market would affect our ability to obtain additional financing if needed.

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

A hypothetical 25 basis point increase in interest rates during the quarter ended July 4, 2009 would have increased the interest expense reported in the Consolidated Financial Statements by $0.3 million.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10 percent change in quoted currency exchange rate would be approximately $0.6 million for the six months ended July 4, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 4, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Items 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2009, the Company held its annual meeting of shareholders at the offices of McDermott Will & Emery LLP, 227 West Monroe Street, Chicago, IL 60606. The shareholders voted on a proposal to elect directors for the terms specified below.

The results of the voting are shown below:

	Total Affirmative Votes	Authority to Vote Withheld
David A. Eckert for a term expiring in 2010	71,991,900	733,250

Colin M. Farmer for a term expiring in 2011	71,415,956	1,309,194

Thomas J. Vacchiano, Jr. for a term expiring in 2011	70,866,392	1,858,758

David M. Cohen for a term expiring in 2012	70,978,128	1,747,022

Daniel M. Friedberg for a term expiring in 2012	71,238,474	1,486,676

Mark D. Weishaar for a term expiring in 2012	71,058,559	1,666,591

Company directors Gideon Argov and L. Peter Frieder (whose terms expire in 2010) and John E. Utley (whose term expires in 2011) continued as directors of the Company following the annual meeting.

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

X-RITE, INCORPORATED

August 13, 2009	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer (principal executive officer)

August 13, 2009	/s/ Bradley J. Freiburger
Bradley J. Freiburger, Interim Chief Financial Officer (principal financial and accounting officer)