Form 10-Q
period 2009-10-03
X RITE INC
filed 2009-11-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On November 1, 2009, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 77,913,695.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	October 3,	January 3,
	2009	2009
ASSETS
Current assets:
Cash	$29,038	$50,835
Accounts receivable, less allowance of $2,700 in 2009 and $3,391 in 2008	27,230	36,849
Inventories	34,057	39,936
Deferred income taxes	1,521	2,184
Assets held for sale	—	7,250
Prepaid expenses and other current assets	5,956	5,900

	97,802	142,954

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,028	25,879
Machinery and equipment	29,694	30,095
Furniture and office equipment	24,221	23,856
Construction in progress	3,504	1,697

	83,243	84,323
Less accumulated depreciation	(41,503)	(39,413)

	41,740	44,910

Other assets:
Goodwill and indefinite-lived intangibles	247,800	247,703
Other intangibles, net of accumulated amortization of $12,590 in 2009 and $38,934 in 2008	70,720	83,310
Capitalized software, net of accumulated amortization of $9,430 in 2009 and $6,821 in 2008	8,797	8,031
Deferred financing costs, net of accumulated amortization of $2,201 in 2009 and $3,579 in 2008	9,335	12,273
Deferred income taxes	11	41
Derivative financial instruments	833	1,636
Other noncurrent assets	2,379	3,596

	339,875	356,590

	$479,417	$544,454

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	October 3, 2009	January 3, 2009
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$1,645	$6,917
Accounts payable	7,897	11,605
Accrued liabilities:
Payroll and employee benefits	8,352	10,449
Restructuring	875	1,406
Income taxes	5,713	6,528
Deferred income taxes	1,778	—
Interest	3,226	266
Other	9,242	11,956

	38,728	49,127

Long-term liabilities:
Long-term debt, less current portion	185,892	264,017
Mandatorily redeemable preferred stock, $.10 par value, 5,000,000 shares authorized; 42,258 shares issued and outstanding; net of warrant discount of $14,928	27,398	—
Restructuring	225	658
Long-term compensation and benefits	1,276	1,182
Deferred income taxes	9,099	12,342
Accrued income taxes	6,820	7,457
Other	258	379

	230,968	286,035

Shareholders’ investment:
Common stock	7,657	7,642
Additional paid-in capital	270,216	251,199
Retained deficit	(76,819)	(51,510)
Accumulated other comprehensive income	8,667	1,961

	209,721	209,292

	$479,417	$544,454

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net Sales	$45,655	$61,283	$141,635	$200,663

Cost of sales:
Products sold	18,465	25,930	57,962	83,518
Inventory valuation adjustment	—	3,845	—	11,536
Restructuring and other related charges	143	22	143	369

	18,608	29,797	58,105	95,423

Gross profit	27,047	31,486	83,530	105,240

Operating expenses:
Selling and marketing	11,952	15,486	38,624	50,482
Research, development and engineering	5,396	6,868	17,068	23,239
General and administrative	7,277	9,037	21,577	27,183
Restructuring and other related charges	810	(162)	3,975	5,602

	25,435	31,229	81,244	106,506

Operating income (loss)	1,612	257	2,286	(1,266)

Interest expense	(8,562)	(12,377)	(25,807)	(35,597)
Write-off of deferred financing costs	(2,265)	—	(2,265)	—
Other income (expense), net	(1,892)	896	(1,194)	(49)

Loss before income taxes	(11,107)	(11,224)	(26,980)	(36,912)

Income tax expense (benefit)	(2,133)	4,243	(1,671)	16,260

Net loss	$(8,974)	$(15,467)	$(25,309)	$(53,172)

Basic and diluted net loss per share	$(0.12)	$(0.53)	$(0.33)	$(1.83)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	October 3, 2009	September 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,309)	$(53,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,791	5,840
Amortization	15,827	15,893
Amortization of deferred financing costs	2,201	2,289
Paid-in-kind interest accrued	765	—
Amortization of discount on mandatorily redeemable preferred stock	597	—
Deferred income taxes (credit)	(777)	4,167
Share-based compensation	3,462	2,968
(Gain) loss on sale of assets	(500)	62
Restructuring	4,118	5,971
Write-off of deferred financing costs	2,265	—
Derivative fair value adjustments and charges	4,513	4,411
Other	43	24
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,913	9,727
Inventories	5,225	16,222
Prepaid expenses and other current assets	1,893	(1,883)
Accounts payable	(3,751)	(4,237)
Income taxes	(1,649)	8,120
Other current and non-current liabilities	(5,893)	(2,302)

Net cash provided by operating activities	17,734	14,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,684)	(3,674)
Investment in Founders’ life insurance, net	—	1,635
Increase in other assets	(3,257)	(3,036)
Proceeds from sales of assets	10,036	3
Proceeds from surrender of life insurance policies	—	10,663
Acquisitions, net of cash acquired	—	249

Net cash provided by investing activities	3,095	5,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	20,500
Payment of debt	(41,836)	(5,188)
Debt amendment and equity issuance costs	(1,603)	(5,515)
Issuance of common stock	75	133
Purchase of interest rate cap instrument	(1,565)	—

Net cash provided by (used for) financing activities	(44,929)	9,930

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,303	(35)

NET INCREASE (DECREASE) IN CASH	(21,797)	29,835
CASH AT BEGINNING OF YEAR	50,835	20,300

CASH AT END OF PERIOD	$29,038	$50,135

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 3, 2009 and the results of its operations and its cash flows for the three and nine month periods ended October 3, 2009 and September 27, 2008, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at January 3, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year information has been reclassified to conform with current year presentation.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued.

NOTE 2—NEW ACCOUNTING STANDARDS

On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1) (FASB Accounting Standards Codification (“ASC”) Section 715-20-65). ASC 715-20-65 amends SFAS No. 132 (Revised 2003) (ASC Topic 715), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715-20-65 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the provisions of ASC 715-20-65 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of ASC 715-20-65 is permitted. Since ASC 715-20-65 requires only additional disclosures concerning plan assets, adoption of ASC 715-20-65 will not affect the Company’s financial condition, results of operations, or cash flows.

The Company adopted FASB Staff Position (FSP) Emerging Issue Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1) (ASC Topic 260), on January 4, 2009. ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of ASC 260 did not have a significant impact on the Company’s reported basic and diluted net loss per share amounts.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Bulletin (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS No. 107-1 and APB No. 28-1) (ASC Section 825-10-65), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825-10-65 is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. ASC 825-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has disclosed the required information in Notes 7 and 9 to the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (ASC Topic 820), and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC Topic 320-10). These ASCs provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. ASC 820 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 320-10 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. There was not a significant impact to the Company’s condensed consolidated financial statements as a result of the adoption of these three Staff Positions.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS – continued

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165) (ASC Topic 855). The objective of this statement is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued, or are available to be issued. ASC 855, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 in the second quarter of 2009 and the adoption did not affect the Company’s condensed consolidated financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168) (ASC Topic 105). ASC 105 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 (interim period ending October 3, 2009 for the Company) and the Company has provided the required disclosures throughout the notes to the condensed consolidated financial statements.

NOTE 3—BUSINESS SEGMENTS

The Company is comprised of two primary reportable segments, as defined in ASC 280, Disclosures about Segments of an Enterprise and Related Information (“ASC 280”). The Color Measurement segment consists of quality control instrumentation that measures, communicates, and simulates color. These products are used in several industries, but in all cases their core application is the measurement of color. Company management views its products, technology, and key strategic decisions in terms of the global color measurement market and not the specific components of the markets it serves.

The Color Standards segment includes the operations of the Pantone, LLC (Pantone) business unit. Pantone is a developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. The Company created the Color Standards business segment in connection with the acquisition of Pantone on October 24, 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 3—BUSINESS SEGMENTS – continued

The performance of the operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net Sales:
Color Measurement	$37,519	$51,174	$116,969	$167,108
Color Standards	8,136	10,109	24,666	33,555

Total	$45,655	$61,283	$141,635	$200,663

Depreciation and Amortization:
Color Measurement	$4,664	$5,620	$14,879	$16,490
Color Standards	1,916	1,957	5,739	5,243

Total	$6,580	$7,577	$20,618	$21,733

Operating Income (Loss):
Color Measurement	$262	$2,146	$(1,196)	$3,051
Color Standards	1,350	(1,889)	3,482	(4,317)

Total	$1,612	$257	$2,286	$(1,266)

Capital Expenditures:
Color Measurement	$1,244	$1,402	$3,453	$3,340
Color Standards	77	142	231	334

Total	$1,321	$1,544	$3,684	$3,674

	October 3, 2009	January 3, 2009
Total Assets:
Color Measurement	$370,377	$411,035
Color Standards	109,040	133,419

Total	$479,417	$544,454

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	October 3, 2009	January 3, 2009
Raw materials	$11,418	$12,685
Work in process	15,124	15,071
Finished goods	7,515	12,180

Total	$34,057	$39,936

In connection with the acquisition of Pantone on October 24, 2007, the Company recorded the acquired inventory at fair market value. This resulted in a write-up of inventory in the amount of $15.4 million, which was recognized in cost of sales ratably as the inventory was sold within a year of the acquisition date. The write-up was fully recognized by the end of fiscal 2008. For the three and nine months ended September 27, 2008, the Company expensed $3.9 and $11.6 million, respectively, related to this write-up of Pantone’s inventory.

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, lease termination costs, and employee severance pay resulting from layoffs. Restructurings may occur as a result of corporate acquisitions or a major reconfiguration of business operations.

For the three months ended October 3, 2009, the Company incurred $1.0 million in restructuring charges of which $0.9 million were recorded in operating expenses and $0.1 million were recorded in cost of sales related to inventory write-downs. For the nine months ended October 3, 2009, the Company incurred $4.1 million in restructuring charges of which $4.0 million were recorded in operating expenses and $0.1 million were recorded in cost of sales. For the nine months ended September 27, 2008, the Company incurred $6.0 million in restructuring charges of which $5.6 million were recorded in operating expenses and $0.4 million were recorded in cost of sales. Restructuring charges were nominal for the three months ended September 27, 2008.

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

The Company has fully executed its restructuring plan related to Amazys. The only future charges that the Company anticipates incurring for this restructuring are to true-up the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. Cumulative charges incurred to date related to the Amazys restructuring plan are $20.2 million. The following table summarizes the remaining severance accrual balances and utilization for these restructuring actions (in thousands):

	Severance	Other	Total
Balance at January 3, 2009	$1,360	$—	$1,360
Amounts paid or utilized	(317)	—	(317)

Balance at April 4, 2009	1,043	—	1,043
Adjustments	(213)	4	(209)
Amounts paid or utilized	(110)	(4)	(114)

Balance at July 4, 2009	720	—	720
Amounts paid or utilized	(108)	—	(108)

Balance at October 3, 2009	$612	$—	$612

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES – continued

April 2008 Restructuring Plan

In the first quarter of 2009, the Company completed the restructuring actions initiated in prior periods related to the restructuring plan announced in April 2008 (the April 2008 restructuring plan). The April 2008 restructuring plan was initiated in response to weaker than expected economic conditions and market softness that adversely affected net sales. The plan consisted of a revised cost savings and an operational plan which included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions. To date, the Company has incurred $3.8 million in charges in connection with the April 2008 restructuring plan. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

Severance
Balance at January 3, 2009	$18
Charges incurred	7
Amounts paid or utilized	(13)

Balance at April 4, 2009	12
Amounts paid or utilized	(2)

Balance at July 4, 2009	10
Amounts paid or utilized	(4)

Balance at October 3, 2009	$6

October 2008 Restructuring Plan

On October 30, 2008, the Company announced that it would consolidate its global manufacturing facilities through the closure of its Brixen, Italy facility (October 2008 restructuring plan). The October 2008 restructuring plan included 22 headcount reductions, elimination of product lines, as well as additional cost of sales and operating cost reductions. As part of the October 2008 restructuring plan, the Company has relocated the manufacturing of several product lines from Italy to Grand Rapids, Michigan. The Company has incurred $1.6 million in charges, to date, for this restructuring plan. The following table summarizes the severance and other accrual balances related to these restructuring actions (in thousands):

	Severance	Asset Write- Downs	Other	Total
Balance at January 3, 2009	$650	$—	$36	$686
Charges incurred	—	—	124	124
Amounts paid or utilized	(46)	—	(124)	(170)

Balance at April 4, 2009	604	—	36	640
Charges incurred	303	—	—	303
Amounts paid or utilized	(531)	—	(26)	(557)

Balance at July 4, 2009	376	—	10	386
Charges incurred	283	143	—	426
Amounts paid or utilized	(659)	(143)	(10)	(812)

Balance at October 3, 2009	$—	$—	$—	$—

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES – continued

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a profit improvement plan to address the unfavorable economic conditions (January 2009 restructuring plan). The January 2009 restructuring plan includes narrowing the Company’s business focus and closing certain facilities, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of 101 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. The Company has incurred $3.1 million in charges, to date, for this restructuring plan. The following table summarizes the severance, lease, and other accrual balances related to these restructuring actions (in thousands):

	Severance	Lease Termination Costs	Other	Total
Balance at January 3, 2009	$—	$—	$—	$—
Charges incurred	1,172	410	84	1,666
Amounts paid or utilized	(293)	(410)	(84)	(787)

Balance at April 4, 2009	879	—	—	879
Charges incurred	1,119	5	55	1,179
Amounts paid or utilized	(1,231)	(5)	(55)	(1,291)

Balance at July 4, 2009	767	—	—	767
Charges incurred	231	—	10	241
Amounts paid or utilized	(680)	—	(10)	(690)

Balance at October 3, 2009	$318	$—	$—	$318

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global tax structure, reduce the amount of legal entities and reorganize the global treasury and cash management footprint. These efforts and related costs are related to the Company’s past acquisitions and do not include normal recurring operating costs. For the three and nine months ended October 3, 2009, the Company had incurred $0.3 and $0.4 million, respectively, in other related charges. As of October 3, 2009, the Company had accrued $0.2 million of other related charges.

NOTE 6—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the nine months ended October 3, 2009, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
January 3, 2009	$195,148	$52,555	$247,703
Foreign currency adjustments	97	—	97

October 3, 2009	$195,245	$52,555	$247,800

The following is a summary of changes in amortizable intangible assets for the nine months ended October 3, 2009 (in thousands):

	January 3, 2009	Accumulated Amortization	October 3, 2009
Technology and patents	$35,234	$(5,686)	$29,548
Customer relationships	37,835	(2,790)	35,045
Trademarks and trade names	6,412	(823)	5,589
Covenants not to compete	3,829	(3,291)	538

Total	$83,310	$(12,590)	$70,720

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS – continued

Estimated future amortization expense for intangible assets as of October 3, 2009, for the succeeding years is as follows (in thousands):

Remaining 2009	$3,322
2010	11,959
2011	11,793
2012	11,793
2013	4,954
Thereafter	26,899

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

The credit facilities contain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, require delivery of certain reports and information, and compliance with certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien loan. On August 20, 2008, the Company entered into forbearance and amendment agreements with the first and second lien lender groups, that provided for forbearance on the defaults through the closing of the Company’s recapitalization (Corporate Recapitalization Plan), at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the Corporate Recapitalization Plan. As of October 3, 2009, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended.

On October 28, 2008, the Company’s shareholders approved the Corporate Recapitalization Plan to raise $155 million in capital through issuance of common stock. Under the terms of the Corporate Recapitalization Plan, the Company issued a total of 46.9 million shares of common stock to three institutional investors. Proceeds from the equity capital raise were used to pay related transaction fees and expenses, settle the $12.5 million liability from terminated interest rate swap agreements, repay $3.5 million of the mortgage on the Company’s former headquarters facility, and repay $82.0 million of the first lien term loan and $37.2 million of the second lien term loan. The first and second lien credit agreement amendments became effective upon this recapitalization.

On August 18, 2009, the Company entered into an Exchange Agreement to effectively convert $41.6 million of the second lien principal outstanding to 41,561 shares of newly issued Series A Preferred Stock (the “Exchange”). As a result of the Exchange, the first and second lien agreements were amended to provide consent for the reduction of the second lien outstanding loan amount. See Note 8 for further discussion of the Exchange. The Company’s estimate of fair value for debt approximates its carrying amount as of October 3, 2009.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT – continued

During the third quarter of 2009, the Company selected as its primary interest rate index three month LIBOR plus 5.0 percent for most of the first lien facility and Prime Rate plus 10.38 percent for the second lien facility. Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on loans linked to the Prime Rate are required to be paid on a scheduled quarterly basis. Under the terms of the amended credit agreements, the margin above LIBOR for first lien loans is subject to adjustment based on the Company’s leverage ratio and the margin above LIBOR for second lien loans is 11.38 percent per annum. Both the first and the second lien agreements stipulate a LIBOR floor of 3 percent per annum. The margin above Prime for the first lien loans is 4 percent per annum and the margin above Prime for the second lien loans is 10.38 percent per annum. The second lien agreement stipulates a Prime rate floor of 4 percent per annum. The Company has entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 9 for further discussion).

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

NOTE 8—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

During the quarter ended October 3, 2009, the Company entered into an Exchange Agreement to effectively convert $41.6 million of the second lien principal outstanding to 41,561 shares of newly issued Series A Preferred Stock (“preferred stock” or “mandatorily redeemable preferred stock”) with a stated value of $1,000 per share. The preferred stock carries a mandatory redemption for the stated value plus all unpaid or “paid in-kind” dividends (“liquidation preference”) on January 23, 2014 and ranks senior to common stock in respect of payment of dividends or the distribution of assets upon liquidation. The holders of the preferred stock receive dividends, at a rate of 14.375 percent per annum compounded quarterly, on the stated value of $1,000 per share of preferred stock plus all accrued and unpaid dividends. Dividends may be paid, in cash or “in-kind” with additional shares of preferred stock at the discretion of the Board of Directors. If an event of default has occurred under the Company’s credit agreements or would have occurred thereunder but for a modification, amendment, or waiver thereof, which has not been approved by holders of a majority of the shares of preferred stock, the dividend rate will increase by 2.0 percent per annum. As of October 3, 2009, $0.8 million of preferred stock dividends were paid or accrued “in-kind” and included in interest expense in the accompanying condensed consolidated statements of operations. Due to the mandatory redemption date, the preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“ASC 480”).

The Company has the option to redeem all preferred shares, for an alternative redemption price, subsequent to February 18, 2010 or upon refinancing of the first and second lien credit agreements. Upon the optional redemption date, the price to redeem all shares is equal to the liquidation preference multiplied by the “Early Redemption Multiplier”. The Early Redemption Multiplier is defined as follows:

Applicable Percentage	Date of Applicable Redemption

107%	Prior to October 25, 2010

105%	From and after October 25, 2010 through and including October 24, 2011

103%	From and after October 25, 2011 through and including October 24, 2012

101%	From and after October 25, 2012 through and including October 24, 2013

100%	After October 25, 2013

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 8—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS – continued

As part of the consideration in the Exchange Agreement, the Company issued freestanding Warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants), at an initial exercise price of $0.01 per share. At the time of issuance, exercise of the Warrants was subject to approval by the Company’s shareholders; however, subsequent to the quarter ended October 3, 2009, at a special meeting of shareholders, shareholder approval was obtained. The Warrants expire on August 18, 2019. The fair value of the Warrants on the date of issuance, as calculated using a Black-Scholes option-pricing model, was $15.5 million and are classified as a discount on the mandatorily redeemable preferred stock. The discount is accreted to interest expense in the accompanying condensed consolidated statement of operations over the period of issuance to the mandatory redemption date, and totaled $0.6 million as of October 3, 2009. As of November 12, 2009, none of the Warrants have been exercised.

Deferred Financing Costs

In connection with the Exchange, the Company capitalized $1.6 million in deferred financing costs related to legal and amendment fees. These costs are currently being amortized over the life of the related facilities. As a result of the second lien cancellation, the Company wrote-off $2.3 million of previously existing deferred financing costs. The remaining deferred financing fees unamortized balance as of October 3, 2009 was $9.3 million.

NOTE 9—FINANCIAL INSTRUMENTS

The Company adopted the provisions of ASC 820, Fair Value Measurements (“ASC 820”), for financial assets and liabilities, and non financial assets and liabilities, measured at fair value on a recurring basis, effective December 30, 2007. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

In accordance with ASC 820, the Company has classified certain marketable securities held in a trust for a former employee within the Level 1 category of the fair value hierarchy. As of October 3, 2009 and January 3, 2009, the Company recognized an asset of $0.9 and $0.8 million related to the marketable securities, respectively. In accordance with ASC 820, the Company has classified its interest rate caps within the Level 2 category of the fair value hierarchy. As of October 3, 2009 and January 3, 2009, the Company recognized $0.8 and $1.6 million related to this asset, respectively. The Company did not have any additional financial or nonfinancial, assets or liabilities that were measured at fair value on a recurring basis.

Accounting for Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”), as amended. As a result, the Company recognizes derivative financial instruments in the condensed consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded in income or in shareholders’ investment as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—FINANCIAL INSTRUMENTS – continued

Interest Rate Swaps

In prior years, the Company utilized interest rate swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements resulted in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received was recorded as interest income or expense. Under ASC 815, these swap transactions were designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss was initially recorded as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affected earnings.

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

Due to termination of the swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the nine months ended October 3, 2009 totaled $4.4 million. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $2.1 million as of October 3, 2009, $1.3 million of which is expected to be reclassified to earnings during the next twelve months.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012. Effective April 6, 2009, the Company reduced the notional amount of the cap by $25 million. The Company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction. On September 30, 2009 the Company reduced the notional amount of the cap by $65 million. The Company received $0.4 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction.

At inception, this cap was designated as a cash flow hedge under ASC 815. The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate cap as described by the Derivative Implementation Group (DIG) Issue G20 “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” and records subsequent changes in fair value in other comprehensive income, including changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt are reclassified out of accumulated other comprehensive income and into earnings (as interest expense) when the forecasted transaction occurs. The current market value of the interest rate cap is reported on the condensed consolidated balance sheets in other current and long-term assets or other current and long-term liabilities.

The interest rate cap was marked to current market value as of October 3, 2009 resulting in a decrease in value of $0.3 million for the three months ended October 3, 2009. This adjustment was recorded through other comprehensive income. As LIBOR was not above the capped rate, no cash was received from the existing cap agreements during the third quarter of 2009 and no amounts were reclassified from accumulated other comprehensive income to interest expense. The amount of accumulated other comprehensive income related to this cap expected to be reclassified to interest expense over the next twelve months is not material.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—FINANCIAL INSTRUMENTS – continued

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

NOTE 10—SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718, Share-Based Payment (“ASC 718”). Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service or performance periods.

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

The Company did not grant any stock options or restricted stock awards during the three months ended September 27, 2008. The Company used the following assumptions in valuing employee options granted during the three and nine months ended October 3, 2009 and the nine months ended September 27, 2008:

	Three Months Ended	Nine Months Ended
	October 3, 2009	October 3, 2009	September 27, 2008
Dividend yield	0%	0%	0%
Volatility	56%	56 - 58%	48 - 55%
Risk-free interest rates	3.1%	2.3 - 3.2%	2.7 - 3.6%
Expected term of options	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended October 3, 2009 and September 27, 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Stock options	$972	$366	$2,036	$1,303
Restricted stock awards	435	430	1,151	1,602
Restricted stock units	88	—	264	—
Employee stock purchase plan	3	8	11	23

	1,498	804	3,462	2,928
Vesting related to restructuring activities	—	90	—	40

Total share-based compensation expense	$1,498	$894	$3,462	$2,968

All share-based compensation expense was recorded in the condensed consolidated statements of operations in which the salary of the individual receiving the benefit was recorded. As of October 3, 2009, there was unrecognized compensation cost for non-vested share-based compensation of $3.6 million related to options, $2.1 million related to restricted share awards, and $1.1 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 1.8, 2.1, and 3.2 years, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 11—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary and, in conjunction with its restructuring efforts, the Company has temporarily suspended the match.

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

Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$680	$670	$2,001	$2,241
Interest	188	206	553	616
Expected return on plan assets	(233)	(275)	(685)	(823)
Less contributions paid by employees	(193)	(235)	(566)	(745)

Net periodic pension cost	$442	$366	$1,303	$1,289

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

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Numerators:
Net loss for both basic and diluted EPS	$(8,974)	$(15,467)	$(25,309)	$(53,172)

Denominators:
Denominators for basic EPS: weighted-average common shares outstanding	76,552	29,160	76,512	29,103
Dilutive potential shares	—	—	—	—

Denominators for diluted EPS	76,552	29,160	76,512	29,103

Dilutive potential shares are comprised of employee stock options, restricted common stock awards, restricted share unit awards, and warrants. The number of stock options, awards, and warrants that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 13,797,000 and 7,869,000, respectively, for the three and nine month periods ended October 3, 2009 and 3,057,000 and 2,861,000, respectively, for the three and nine month periods ended September 27, 2008.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 13—INCOME TAXES

For the three and nine month periods ended October 3, 2009, the Company recorded a tax benefit of $(2.1) and $(1.6) million, respectively, against pre-tax losses of $11.1 and $26.9 million, respectively, resulting in an effective income tax rate of 19.2 and 6.2 percent, respectively. The income tax benefit primarily relates to foreign tax deductions related to intangible asset amortization charges that correspondingly reduce taxable foreign earnings. For the three and nine month periods ended September 27, 2008, the Company recorded a tax provision of $4.3 and $16.3 million against pre-tax losses of $11.2 and $36.9 million, respectively, resulting in an effective rate of (38.4) and (44.1) percent, respectively. The income tax provision primarily relates to charges for additional reserves associated with tax contingencies, additional valuation allowances recorded against net deferred tax assets in the U.S. and the tax consequence associated with the liquidation of certain investments.

The Company cannot currently recognize tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) on December 31, 2006 (fiscal year 2007). ASC 740 requires the Company to evaluate whether a tax position taken will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on the measurement of the amount of benefit a company is to recognize in its financial statements. Under ASC 740, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year.

The Company’s policy is to accrue unrecognized tax benefits as an ASC 740 liability, accrue the related interest and penalties as a tax liability, and record the offsetting expenses as income tax. For the three and nine month periods ended October 3, 2009, the Company recorded tax benefits of $(0.5) and $(0.4) million, respectively, primarily related to statutes closing. For the three and nine month periods ended October 3, 2009, the Company accrued interest and penalties of $0.4 and $0.2 million respectively. For the three and nine month periods ended September 27, 2008, the Company accrued interest and penalties of $0.3 and $1.0 million respectively, net of associated tax benefits. At January 3, 2009, the Company had accrued $2.1 million for payment of interest and penalties.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company reported a net operating loss on its 2007 Federal Income Tax return and during 2008, filed a loss carry back claim with the Internal Revenue Service (IRS) related to this loss. By statute, the IRS is required to submit tax refund claims in excess of $2 million to the Congressional Joint Committee on Taxation for review. Consequently, the IRS is currently in the process of examining the Company’s tax returns for the years 2005 and 2007. One foreign tax jurisdiction is currently conducting a periodic audit of the 2005 and 2004 tax returns. While it is possible that the audits could result in an additional tax assessment, the amount of any payment is not anticipated to be material. There are currently no other ongoing audits in foreign tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The U.S statutory rate for both tax years was 35.0 percent.

NOTE 14—COMPREHENSIVE INCOME

Comprehensive loss was $(4.4) and $(18.6) million, respectively, for the three and nine month periods ended October 3, 2009. Comprehensive loss was $(18.0) and $(58.7) million, respectively, for the three and nine month periods ended September 27, 2008. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gain (loss) on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Other	Total Accumulated Other Comprehensive Income
Balance on January 3, 2009	$9,156	$(6,449)	$(700)	$(46)	$1,961
Other comprehensive income for the nine months ended October 3, 2009	2,467	4,193	—	46	6,706

Balance on October 3, 2009	$11,623	$(2,256)	$(700)	$—	$8,667

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 15—FOUNDERS’ STOCK REDEMPTION AGREEMENTS AND RELATED LIFE INSURANCE POLICIES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, Pantone. The term of the letter of credit extends through December 31, 2009, with an automatic renewal provision for one year at the grantor’s discretion. The face amount of the agreement was $0.4 million at October 3, 2009.

The Company’s product warranty reserves were not significant.

NOTE 17—SHAREHOLDER PROTECTION RIGHTS AGREEMENT

In November 2001, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one Purchase Right (Right) automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire in the first quarter of 2012. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees and affiliates, automatically become void. In August 2008, the Company amended the Plan to render it inapplicable to the transactions contemplated by the Corporate Recapitalization Plan. The plan was further amended in August 2009, to render it inapplicable to the transactions contemplated by the Exchange.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resources needs, tax rates, dividends and potential new markets. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company, which now includes color industry leader Pantone, LLC, develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

Third Quarter Highlights:

•	Third quarter 2009 net sales of $45.6 million

•	Continued gains in year-over-year profitability as a result of the Company’s profit improvement plan

•	Third quarter operating income of $1.6 million and a significant reduction in the net loss reported in the quarter versus the third quarter of 2008

•	Continuing positive cash flow from operations

•	Strengthened balance sheet

•	Viptronic campus sale closed with net proceeds of $2.3 million

•	Debt paid down in the third quarter by $7.7 million and $41.9 million year-to-date

•	Cash balance of $29.0 million

•	Exchanged $41.7 million of debt for mandatorily redeemable preferred stock and warrants

•	Launched myPANTONE™ software application for Apple’s App Store selling over 25,000 copies in first 60 days and earning Editor’s Choice Award

•	MatchRite® iVue™ color matching system achieves pre-recession bookings at the Ace Hardware Fall Exhibition

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and nine month periods ended October 3, 2009 and September 27, 2008 (in millions):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Net sales	$45.6	100.0%	$61.3	100.0%	$141.6	100.0%	$200.7	100.0%
Cost of sales:
Products sold	18.5	40.6	25.9	42.2	58.0	41.0	83.5	41.6
Inventory valuation adjustment	—	—	3.9	6.4	—	—	11.6	5.8
Restructuring charges	0.1	0.2	—	—	0.1	0.1	0.4	0.2

Gross profit	27.0	59.2	31.5	51.4	83.5	58.9	105.2	52.4

Operating expenses	25.4	55.7	31.2	50.9	81.2	57.3	106.5	53.1

Operating income (loss)	1.6	3.5	0.3	0.5	2.3	1.6	(1.3)	(0.7)

Interest expense	(8.5)	(18.6)	(12.4)	(20.2)	(25.7)	(18.1)	(35.6)	(17.7)
Write-off of deferred financing costs	(2.3)	(5.0)	—	—	(2.3)	(1.6)	—	—
Other, net	(1.9)	(4.2)	0.9	1.4	(1.2)	(0.9)	—	—

Loss before taxes	(11.1)	(24.3)	(11.2)	(18.3)	(26.9)	(19.0)	(36.9)	(18.4)

Income taxes	(2.1)	(4.6)	4.3	7.0	(1.6)	(1.1)	16.3	8.1

Net Loss	$(9.0)	(19.7)%	$(15.5)	(25.3)%	$(25.3)	(17.9)%	$(53.2)	(26.5)%

The Company has two reportable segments; Color Measurement and Color Standards. The Color Measurement segment is engaged in X-Rite’s traditional hardware and software technology business that develops a full range of color management systems. The Company’s technologies assist manufacturers, retailers, and distributors in achieving precise color appearance throughout their global supply chain. The Color Standards segment includes the operations of the Pantone business unit. Pantone is a manufacturer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint.

For the three and nine months ended October 3, 2009, the Color Measurement segment accounted for approximately $37.4 and $116.9 million in net sales versus $51.2 and $167.2 million for the comparable periods in the previous year. The Color Standards segment accounted for approximately $8.2 and $24.7 million in net sales for the three and nine months ended October 3, 2009, versus $10.1 and $33.5 million for the comparable periods in the previous year.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

The following table denotes net sales by business unit for the three and nine months ended October 3, 2009 and September 27, 2008 (in millions):

Net Sales By Product Line

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Imaging and Media	$16.8	36.8%	$25.9	42.3%	$54.4	38.4%	$86.1	42.9%
Industrial	10.5	23.0	12.3	20.1	29.6	20.9	40.0	19.9
Retail	2.8	6.2	4.3	7.0	10.9	7.7	14.3	7.1
Color Support Services	5.8	12.7	7.2	11.7	17.6	12.5	22.3	11.1
Other	1.5	3.3	1.5	2.4	4.4	3.1	4.5	2.2

Total Color Measurement	37.4	82.0	51.2	83.5	116.9	82.6	167.2	83.3
Color Standards	8.2	18.0	10.1	16.5	24.7	17.4	33.5	16.7

Total	$45.6	100.0%	$61.3	100.0%	$141.6	100.0%	$200.7	100.0%

Consolidated

Net sales for the third quarter of 2009 and year to date results were $45.6 and $141.6 million, a decrease of $15.7 and $59.1 million, or 25.6 and 29.4 percent, over the comparable periods in 2008. The most significant declines occurred within the Imaging and Media and the Industrial business units. These declines were a result of the continued global economic recession and its related effect on the Company.

The Company experienced net sales declines in the three and nine month periods ended October 3, 2009 in all of the regions of the world where it conducts business. For the three months ended October 3, 2009, net sales in North America decreased $4.3 million, or 20.2 percent, compared with the third quarter of 2008, while net sales in Europe decreased $9.5 million, or 36.3 percent for the third quarter of 2009. Net sales in Asia Pacific decreased $1.6 million, or 13.0 percent compared with the third quarter of 2008. For the nine months ended October 3, 2009, net sales in North America decreased $15.5 million, or 21.9 percent, compared with the same period of 2008, while net sales in Europe decreased $34.4 million, or 39.2 percent for the nine months of 2009. Net sales in Asia Pacific decreased $8.6 million, or 22.4 percent compared with the first nine months of 2008. The Company experienced nominal net sales declines in Latin America compared to prior year for both periods presented.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $0.4 million unfavorable effect on third quarter 2009 net sales, and a $4.9 million unfavorable effect on year to date net sales for the period ended October 3, 2009, as compared to similar periods in 2008.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media product line provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the three months ended October 3, 2009, the Imaging and Media product line recorded a decrease in net sales of $9.1 million, or 35.1 percent, compared with the third quarter of 2008. For the nine month period ended October 3, 2009, Imaging and Media net sales decreased $31.7 million, or 36.8 percent, compared with the similar period in 2008. The decline in the Imaging and Media product line continued from previous periods and has been driven by the pressroom and printing markets where demand from end user consumers has not recovered from economic recession conditions initially experienced in the third quarter of 2008. Leading the decline in the Imaging and Media product line was a year over year decline in European sales of 43.7 percent.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s net sales for the three months ended October 3, 2009 decreased by $1.8 million, or 14.6 percent compared to the same quarter in the prior year. Net sales for the nine months ended October 3, 2009 decreased by $10.4 million, or 26.0 percent, compared to the same period a year ago. The Industrial market’s decline has been the result of the economic declines in the global automotive channel and related supply chain. As the U.S. economy weakened in 2008 and continued into 2009 a number of these supply chain projects were delayed into late 2009 or potentially 2010. The largest area of decline for the Industrial product line was experienced in North America where year over year sales were down 35.6 percent.

The Retail product line markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. The Retail product line experienced a net sales decrease of $1.5 million, or 34.9 percent, for the third quarter of 2009 compared with that of 2008. For the nine month period ended October 3, 2009, the Retail market recorded a decline in net sales of $3.4 million, or 23.8 percent, compared to the same period in the prior year. For the three and nine months ended October 3, 2009 the Retail product line has been negatively impacted by the challenging economic environment of the European retail markets. While sales in North America are down 12.6 percent year over year our European sales have shown a much deeper decline of 62.4 percent for the same period. The declining European sales in 2009 are directly related to the economic recession in Europe.

The Color Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services group recorded a third quarter 2009 decrease in net sales of $1.4 million, or 19.4 percent, compared to the third quarter of the previous year. For the nine month period ended October 3, 2009, this market experienced a decline in net sales of $4.7 million, or 21.1 percent, over the comparable period last year. The decrease in Color Support Services net sales was driven in large part by the continued global economic recession.

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the three and nine month periods ended October 3, 2009 decreased by a nominal amount compared to the same periods of 2008.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a manufacturer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For 2008, the results presented in the Color Standards segment reflect the first full year of Pantone operations since the acquisition. For the third quarter of 2009, the Color Standards segment recorded a net sales decrease of $1.9 million, or 18.8 percent, compared to the same quarter of 2008. For the nine month period ended October 3, 2009, the Color Standards segment recorded a decline in net sales of $8.8 million, or 26.3 percent, over the comparable period of the prior year. Decreases in the Color Standards segment were driven by declining sales in the graphics and textile markets.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit for the three month period ended October 3, 2009 was $27.0 million, or 59.2 percent of sales, compared with $31.5 million or 51.4 percent of sales, for the comparable period in 2008. For the nine month period ended October 3, 2009, gross profit was $83.5 million, or 58.9 percent of sales, compared with $105.2 million, or 52.4 percent of sales, for the same period in 2008. The three and nine month increase in margin of approximately 780 and 650 basis points, respectively, is partially a result of the January 2009 restructuring plan and the completion of the Pantone purchase accounting inventory adjustments in October 2008. Included in the three and nine month cost of sales for 2008 are $3.9 and $11.6 million, or 640 and 580 basis points, of purchase accounting inventory adjustments as a result of the Pantone acquisition purchase price allocation. As part of the Pantone purchase price allocation, an adjustment of $15.4 million was recorded to increase inventory to its fair value at the date of acquisition. The remaining improvements in gross margin were a result of the January 2009 restructuring plan in which the Company aggressively pursued manufacturing efficiencies, implemented a reduction in headcount, reduced work schedules and initiated furloughs for selected employee groups while suspending selected employee benefit programs.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Selling and marketing	$11.9	26.1%	$15.5	25.3%	$38.6	27.3%	$50.5	25.2%
Research, development and engineering	5.4	11.8	6.8	11.1	17.0	12.0	23.2	11.6
General and administrative	7.3	16.0	9.0	14.7	21.6	15.2	27.2	13.5
Restructuring and other related charges	0.8	1.8	(0.1)	(0.2)	4.0	2.8	5.6	2.8

Total	$25.4	55.7%	$31.2	50.9%	$81.2	57.3%	$106.5	53.1%

For the three and nine month periods ended October 3, 2009, Selling and marketing expenses decreased by $3.6 and $11.9 million, or 23.2 and 23.6 percent, as compared with the same periods of 2008. Research, development and engineering expenses have declined by $1.4 and $6.2 million, or 20.6 and 26.7 percent, respectively, for the three and nine month periods of 2009 as compared with the same period in 2008. General and administrative expenses decreased by $1.7 and $5.6 million or 18.9 and 20.6 percent, for the three and nine month periods ended October 3, 2009, over the comparable periods of 2008. The decreases in all classifications of operating expenses are primarily driven by lower compensation levels due to lower employment levels, strong initiatives to reduce travel and entertainment expenses, and efforts to minimize consulting fees. These declines are a result of the cost reduction initiatives in response to uncertain economic conditions. For the third quarter of 2009, restructuring and other related charges increased by $0.9 million compared to the third quarter of 2008. Restructuring and other related charges decreased by $1.6 million, or 28.6 percent, for the nine months ended October 3, 2009, over the same period of 2008. This decrease was the result of the substantial completion of the Amazys restructuring plan and the April 2008 restructuring plan in 2008. In the first nine months of 2009, the Company expensed $0.5 million related to the 2006 and 2008 restructuring plans. In the first and second quarters of 2009, the Company initiated the January 2009 restructuring plan and a global tax restructuring plan, respectively. For the three and nine months ended October 3, 2009, the Company has incurred $0.4 and $3.5 million in charges related to these restructuring efforts.

Operating Income (Loss)

Operating income (loss) for the Color Measurement segment was $0.3 and $(1.2) million for the three and nine month periods in 2009, as compared to $2.2 and $3.0 million for the same periods in 2008. The operating income (loss) for the Color Measurement segment was negatively impacted on a 2009 year to date basis as a result of the charges incurred in connection with the January 2009 restructuring plan. Operating income (loss) for the Color Standards segment was $1.3 and $3.5 million for the three and nine month periods in 2009, as compared to $(1.9) and $(4.3) million for the same periods in 2008. Operating income (loss) for the Color Standards segment for the three and nine month periods of 2009, as compared with the comparable periods in 2008, have increased by $3.2 and $7.8 million, respectively. Consolidated operating income for 2009 has increased year over year as a result of the Company’s restructuring efforts to counteract the decline in sales.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Other Income (Expense)

Interest Expense

Interest expense was $8.5 and $25.7 million for the three and nine months ended October 3, 2009, which is a decrease of 31.5 percent and 27.8 percent over comparable periods in 2008. The year over year decreases are largely attributable to the significant pay downs of debt that occurred as a result of the Corporate Recapitalization Plan in the fourth quarter of 2008, sale of the former Corporate headquarters in the first quarter of 2009, sale of its Italian manufacturing facility for $2.3 million, and excess cash from continuing operations throughout 2009. These decreases were partially offset by $0.8 million of preferred stock dividends and $0.6 million of amortization on the discount on mandatorily redeemable preferred stock, which were incurred in connection with the Exchange (see Note 7 for further discussion). Interest expense was $12.4 and $35.6 million for the three and nine months ended September 27, 2008, which was primarily related to the borrowings and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively. For further discussions see Note 7 regarding the Company’s short and long-term indebtedness and Note 9 on the Company’s derivative financial instruments.

Write-off of Deferred Financing Costs

During August 2009, the Company entered into the Exchange Agreement where $41.6 million of second lien facilities were canceled (see Note 7 for further discussion). As a result of the second lien cancellation, the Company wrote-off $2.3 million of previously existing deferred financing costs.

Other Income (Expense)

Other income (expense) consists of gains or losses from foreign exchange transactions and sales of assets. Other income (expense) totaled $(1.9) and $(1.2) million for the three and nine months ended October 3, 2009 and $0.9 million for the three months ended September 27, 2008.

Income Taxes

The Company’s effective tax rate for the third quarter of 2009 was 19.2 percent compared to (38.4) percent for the third quarter of 2008. For the nine months ended October 3, 2009, the Company’s effective tax rate was 6.2 percent compared to (44.1) percent for the same period in prior year. The 2009 income tax benefit primarily relates to foreign tax deductions related to intangible asset amortization charges that correspondingly reduce taxable foreign earnings. The 2008 income tax provision primarily relates to charges for additional reserves associated with tax contingencies, additional valuation allowances recorded against net deferred tax assets in the U.S. and the tax consequence associated with the liquidation of certain investments.

Net Loss

The Company recorded a net loss of $9.0 and $25.3 million, respectively, for the three and nine month periods ended October 3, 2009, compared to a net loss of $15.5 and $53.2 for comparable periods in 2008. On a per share basis, fully diluted loss per share was $(0.12) and $(0.33) for the three and nine month periods in 2009, compared to $(0.53) and $(1.83) per share for the comparable periods in 2008.

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

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	October 3, 2009	September 27, 2008	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$17.7	$14.1	$3.6
Investing activities	3.1	5.8	(2.7)
Financing activities	(44.9)	9.9	(54.8)
Effect of exchange rate changes on cash	2.3	—	2.3

Net increase (decrease) in cash	(21.8)	29.8	(51.6)
Cash, beginning of period	50.8	20.3	30.5

Cash, end of period	$29.0	$50.1	$(21.1)

Cash

At October 3, 2009, the Company had cash of $29.0 million, compared with $50.8 million at January 3, 2009, a decrease of $21.8 million. At October 3, 2009, approximately $20.4 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $17.7 and $14.1 million for the nine months ended 2009 and 2008, respectively.

In 2009, cash provided by operating activities consisted of a net loss of $25.3 million, offset by net cash provided by operating assets and liabilities of $5.7 million and non-cash items of $37.3 million. Significant sources of cash in 2009 provided by operating activities included the collection of accounts receivable and decreased global inventory balances of $9.9 million and $5.2 million, respectively. The sources of cash were partially offset by a reduction in accounts payable of $3.8 million. Significant non-cash transactions for the quarter ended October 3, 2009 included; $15.8 million of add-backs for amortization, depreciation of $4.8 million, derivative fair value adjustments and charges of $4.5 million, share-based compensation expense of $3.5 million, and amortization and write-off of deferred financing costs of $4.5 million.

In 2008, cash provided by operating activities consisted of a net loss of $53.2 million, offset by net cash provided by operating assets and liabilities of $25.6 million and non-cash items of $41.7 million. Significant sources of cash in 2008 included decreases in global inventory and collection of accounts receivable of $16.2 million and $9.7 million, respectively, partially offset by decreases in accounts payable and other current and non-current liabilities of $4.2 million and $2.3 million, respectively. Significant adjustments for non-cash items include add-backs for amortization of $15.9 million, depreciation of $5.8 million, derivative fair value adjustments and charges of $4.4 million, share-based compensation expense of $3.0 million, and amortization of deferred financing costs of $2.3 million.

Investing Activities

The most significant components of the Company’s investment activities are (i) proceeds from sales of assets, and (ii) capital expenditures. Net cash provided by investing activities during the nine months ended October 3, 2009 and September 27, 2008 was $3.1 and $5.8 million, respectively. During 2009, proceeds from sales of assets were $10.0 million, which primarily resulted from the sale of the Company’s former headquarters for $7.2 million and its Italian manufacturing facility for $2.3 million, partially offset by capital expenditures of $3.7 million. Capital expenditures are primarily related to the acquisition of machinery, equipment and tooling for the Company’s manufacturing facilities in the United States and Switzerland. In September 2008, the Company surrendered seven life insurance policies with a total face value of $75.0 million and received proceeds for the surrender value of $10.7 million. These proceeds were partially offset for investing activities including capital expenditures of $3.7 million and increases in capitalized software costs of $3.0 million.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Financing Activities

The primary components of the Company’s financing activities are (i) proceeds from issuance and payment of debt and (ii) purchase of an interest rate cap. Net cash provided by (used in) financing activities during 2009 and 2008 was $(44.9) and $9.9 million, respectively.

During 2009, the Company paid down $41.8 million of its debt. In the first quarter of 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and then used to repay a portion of the Company’s first lien term loan. In the second quarter of 2009, the Company used $13.0 million in cash from foreign operations to pay down the Company’s revolving line of credit. In the third quarter, the Company finalized the sale of its Italian manufacturing facility for $2.3 million, with proceeds from the sale used to pay down the Company’s first lien. The remaining debt payments were generated from cash provided by the Company’s operating activities.

On August 18, 2009, the Company entered into an exchange agreement whereby three institutional investors acquired 41,561 shares of Series A Preferred Stock and warrants to acquire 7.5 million shares of common stock in exchange for the cancellation of $41.6 million principal amount of loan under the second lien credit agreement (the “Exchange”). In connection with the Exchange, the Company capitalized $1.6 million in deferred financing costs related to legal and amendment fees. These costs are currently being amortized over the life of the related facilities.

Another significant component of financing activities for 2009 was the purchase of an interest rate cap. On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009 at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012. Effective April 6, 2009, the Company reduced the notional amount of the cap by $25 million. The company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction. On September 30, 2009 the Company reduced the notional amount of the cap by $65 million. The Company received $0.4 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction.

During 2008, the Company’s principal financing activities related to the management of short and long term indebtedness incurred in connection with the acquisitions of Amazys and Pantone. For the nine months ended September 27, 2008, the Company had drawn $21.0 million against its revolving line of credit partially offset by payments on debt of $5.2 million.

As of October 3, 2009, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended. As a result of the completion of the Corporate Recapitalization Plan and the Exchange, the Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. While the Company does not anticipate the need for additional financing, we continue to monitor the financial markets and are uncertain how the recent downturn in the credit market would affect our ability to obtain additional financing, if needed.

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

Condition and Results of Operations - continued

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions, other than operating leases for equipment, real estate, and vehicles.

Management has discussed the development and selection of the Company’s accounting policies with the Audit Committee of the Board of Directors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of risks, including foreign currency exchange fluctuations and market volatility in its derivative and insurance portfolios. In the normal course of business, the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures.

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

A hypothetical 25 basis point increase in interest rates during the quarter ended October 3, 2009 would have increased the interest expense reported in the condensed consolidated financial statements by $0.4 million.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10 percent change in quoted currency exchange rate would be approximately $1.1 million for the nine months ended October 3, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 3, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

PART II OTHER INFORMATION

Item 6	Exhibits

(a) Exhibit Index

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock dated as of, and filed by X-Rite, Incorporated with the Michigan Department of Energy, Labor and Economic Growth on, August 18, 2009 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

4.1	Amendment No. 2 to Shareholder Protection Rights Agreement, dated as of August 18, 2009, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002, as previously amended by Amendment No. 1 to Shareholder Protection Rights Agreement, dated as of August 20, 2008, between the same parties (incorporated by reference to Exhibit 4.3 of the Form 8-A/A filed by X-Rite, Incorporated on August 18, 2009)

10.1	Exchange Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.2	Form of Warrant issued to each of OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. in the amounts set forth in Annex A to the Exchange Agreement (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.3	Letter Agreement dated August 18, 2009 between X-Rite, Incorporated and OEPX, LLC regarding voting of shares (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.4	Letter Agreement dated August 18, 2009 between X-Rite, Incorporated and Sagard Capital Partners, L.P. regarding voting of shares (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.5	Letter Agreement dated August 18, 2009 between X-Rite, Incorporated, Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. regarding voting of shares (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.6	Amendment No. 1 to Investment Agreement, dated as of August 18, 2009, between X-Rite, Incorporated and OEPX, LLC (Incorporated by reference to Exhibit 10.6 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.7	Amendment No. 1 to Investment Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 10.7 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.8	Amendment No 1. to Registration Rights Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 10.8 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.9	Consent and Amendment No. 2 to First Lien Credit and Guaranty Agreement and Amendment No. 1 to Pledge and Security Agreement (First Lien), dated as of August 18, 2009, to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other parties thereto (Incorporated by reference to Exhibit 10.9 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.10	Consent, Limited Waiver and Amendment No. 2 to Second Lien Credit and Guaranty Agreement and Amendment No. 1 to Pledge and Security Agreement (Second Lien), dated as of August 18, 2009, to the Second Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other parties thereto (Incorporated by reference to Exhibit 10.10 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10.11	Offer Letter between X-Rite, Incorporated and Rajesh K. Shah executed on October 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on October 16, 2009)

Item 6	Exhibits - continued

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 12, 2009	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer (principal executive officer)

November 12, 2009	/s/ Rajesh K. Shah
Rajesh K. Shah, Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)