Form 10-K
period 2010-01-02
X RITE INC
filed 2010-03-18
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15 (d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On March 3, 2010, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 85,740,911.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of the last business day of the second quarter of the Company’s fiscal year was $118,880,312 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III. Exhibit Index is located at Page 82.

FORM 10-K

X-Rite, Incorporated

For The Year Ended January 2, 2010

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

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in New Jersey, North Carolina, and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, China, Hong Kong, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

X-Rite was organized in 1958 as a Michigan corporation and completed its initial public offering of common stock in April of 1986. We have grown through internal expansion and acquisitions, investing heavily over the recent years in expansion through acquisitions.

•	Product Innovation

In 2009, we introduced six new products and six major product upgrades. We also devoted resources to developing customer-specific solutions for six of our customers. In 2009, we spent approximately twelve percent of our revenues on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, standards, and services.

•	Pantone, Inc. Acquisition

We completed the acquisition of Pantone, Inc. (Pantone) on October 24, 2007 for $175.9 million. Pantone is a leader in color inspiration, communication and specification standards in the creative design industries. Its flagship product, the PANTONE® MATCHING SYSTEM®, is a key color standard in the graphic arts, printing, publishing and advertising industries. Pantone also provides color standards and design tools for the fashion, home furnishings, architecture, paint and interior and industrial design industries.

•	Amazys Holding AG Acquisition

We completed the acquisition of Amazys Holding AG (Amazys) on July 5, 2006 for $306.7 million. Amazys was a color management solutions company, based in Switzerland that developed, marketed, and supported hardware, software, and services to measure and communicate color for the imaging and media, photography, digital imaging, paints, plastics, apparel, textiles, and automotive industries.

•	International Operations

With offices in ten countries outside the U.S. and service centers across Europe, Asia, and the Americas, X-Rite continues to improve its ability to conduct business with customers around the world. In 2009 and 2008, international sales represented 64.6 and 67.2 percent of total revenue, respectively. The Company began to accelerate its global presence in 1993 with the establishment of two foreign sales and service subsidiaries: X-Rite GmbH, Cologne, Germany and X-Rite Asia Pacific Limited, Hong Kong. In 1994, we established a U.K. subsidiary, X-Rite, Ltd., which acquired the outstanding stock of an X-Rite dealer located near Manchester, England. In 1998, a French subsidiary, X-Rite Méditerranée SARL, was established by acquiring a branch of an X-Rite dealer located near Paris,

France. In 2002, we opened X-Rite, (Shanghai) International Trading Co. Ltd., a sales and service center incorporated in The People’s Republic of China. This subsidiary coordinates activity with previously opened representative offices in Beijing, strengthening our ability to serve China’s growing markets. In 2003, we affirmed our commitment to Japan and the many multi-national companies that operate there by expanding our sales office and creating a new company, X-Rite, K.K. In 2006, we expanded our global presence even further through the acquisition of Amazys Holding AG, a color solutions company based in Switzerland. As a result of the Amazys acquisition the Company established its European headquarters in Regensdorf, Switzerland.

MAJOR MARKETS

X-Rite operates in two reportable business segments: (1) Color Measurement and (2) Color Standards. The Color Measurement segment represented 83.0 and 83.9 percent of X-Rite’s total net sales in 2009 and 2008, respectively. The Color Measurement segment provides end-to-end solutions that combine hardware, software, and services to customers. The Color Standards segment represented 17.0 and 16.1 percent of X-Rite’s total net sales in 2009 and 2008, respectively. The Color Standards segment develops and markets products for the accurate communication and reproduction of color. Both reportable segments service the major markets listed below. Further information relating to segments and geographic areas is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this report.

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

The primary Printing markets that we serve are in digital and traditional printing. X-Rite’s color-calibrated instruments, digital palettes, and output measurement devices support color communication for the entire printing and preprinting process, reducing set up time and eliminating the opportunity for costly mistakes. Our handheld products are straightforward, self-contained solutions that keep color on-target in the pre-press process, ink lab and pressroom. X-Rite’s automated scanning systems support the need for faster and more frequent color data collection.

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

Color Support Services

Our Color Support Services market provides customers access to color professional specialists, training, and technical support worldwide through color seminars, classroom workshops, on-site consulting, and interactive media development. Our Color Services business provides both major manufacturers and end users with comprehensive solutions for their color and workflow problems. Color Support Services additionally operates and manages the Company’s service repair operation with facilities around the world and specializes in repairing all X-Rite equipment. The products repaired by the service department include products currently covered by our warranty program as well as those products which are out of warranty.

Retail

X-Rite’s Retail market consists of two major markets: paint matching and home décor. The paint matching market is conducted under the name of MatchRite. X-Rite is a leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and has established a strong presence in Europe and other regions of the world. X-Rite’s Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment for sophisticated shade matching capabilities to the consumer. We are leveraging our retail-based expertise to broaden this market and develop other shade matching applications for our retail customer base and other facets of the home décor industry.

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

COLOR STANDARDS

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, best known for its Pantone Matching System®, a color-reference system used by customers worldwide in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint.

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

Competition

The Color Measurement and Color Standards businesses are competitive and subject to technological change, evolving customer requirements, and changing business models. We face strong competition in many areas of our current business activities. The rapid pace of technological change creates new opportunities for both our existing competitors as well as start-ups. Moreover, the rise of new industry alliances, and mergers and acquisitions can dramatically change our competitive landscape and can result in competitors with significant resources in research and development, marketing and sales. Customer requirements change quickly as a result of new and more cost efficient technologies. We face direct competition from approximately eight firms which are producing competing products in the Imaging and Media category, approximately eight manufacturers of competing products in the retail and industrial markets, and approximately four distributors in the Color Standards industry; some of whom have significant resources and sales. The primary base of competition for all the Company’s products is technology and intellectual property, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Employees

As of January 2, 2010 and January 3, 2009, the Company employed 753 and 899 people on a full time basis, of which 484 and 557, respectively, were in the United States. We believe we have generally good relationships with our employees.

Patents

As of January 2, 2010, X-Rite owned 171 patents and had 93 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

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

Significant Customers

In 2009, the Company did not have any customers which accounted for greater than 10 percent of consolidated net sales. One significant customer, Heidelberger Druckmaschinen AG, accounted for $32.0 and $28.3 million, or 12.2 and 11.4 percent, of total net sales in 2008 and 2007, respectively

Backlog

The Company’s estimated backlog of scheduled but unshipped orders was $17.3 million as of January 30, 2010 and $23.2 million as of January 31, 2009. This backlog is expected to be filled during the current fiscal year.

Research, Development and Engineering

During 2009, 2008, and 2007, the Company expensed $22.6, $29.4, and $34.7 million, respectively, on research, development, and engineering.

In addition to the research, development, and engineering costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $4.4, $4.0, and $3.7 million in 2009, 2008, and 2007, respectively. The related amortization expense was included in cost of sales (see Note 1 to the Consolidated Financial Statements).

ITEM 1A	RISK FACTORS

There are many risk factors that may adversely affect the Company’s operating results, including the following:

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with international operations.

The acquisitions of Amazys in July of 2006 and Pantone in October 2007 significantly expanded our international operations. During fiscal 2009, we derived approximately 64.6 percent of our total revenues from sales of our products outside of the United States, compared with 67.2 percent during fiscal 2008 and 65.7 percent during fiscal 2007. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. There can be no assurance that we will maintain or expand our international sales. If the revenues generated from international activities, especially in emerging markets, are inadequate to offset the expense of maintaining such international operations, our business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of our businesses could also subject us and our results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, international sales and operations are subject to inherent risks, including:

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

As of January 2, 2010, the Company had $183.6 million of debt between the first and second lien facilities and $29.8 million of mandatorily redeemable preferred stock, net of warrant discount of $14.1 million. This substantial amount of debt and payment obligations with respect to our preferred stock will require significant interest and principal payments. Our level of debt and the limitations imposed on us by our credit agreements and the terms of our preferred stock could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level and the terms of our preferred stock may adversely affect our future performance, because, among other things:

•	We may be placed at a competitive disadvantage relative to our competitors, some of which have lower fixed payment obligations and greater financial resources that we do;

•	Our ability to complete future acquisitions may be limited;

•

We will have to use a portion of our cash flow for debt service and satisfying our payment obligations with respect to our preferred stock rather than for investment in research and development and capital expenditures;

•	We may not be able to obtain further debt financing and/or we may have to pay more for such additional financing as we are able to obtain;

•	We may not be able to take advantage of business opportunities; and

•	We will be more vulnerable to adverse economic conditions.

The senior credit facilities contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to create liens, incur indebtedness, make certain investments or acquisitions, pay dividends, repurchase shares, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits and that require us to deliver certain reports and information, and meet certain financial ratios. In addition, the terms of our preferred stock contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to create new classes of equity securities, incur indebtedness, pay dividends, or repurchase shares.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and satisfying our payment obligations with respect to our preferred stock will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness or satisfying our payment obligations with respect to our preferred stock, our business, financial condition and results of operations would be materially adversely affected.

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

In fiscal 2009, we derived approximately $123.8 million, or 64.6 percent of our total revenues, from sales of our products outside of the United States. Measured in local currency, a substantial portion of our foreign generated revenues were denominated in Swiss Francs, Euros and British Pound Sterling. The United States dollar value of our foreign generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to other currencies could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities. We currently have no hedging or similar foreign currency contracts to mitigate the risk of exchange rate fluctuations. Fluctuations in the value of foreign currencies could adversely impact the profitability of our foreign operations.

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

If we cannot incur additional debt or issue equity or are limited with respect to incurring additional debt or issuing equity, we may be unable to address gaps in our product offerings, improve our technology or increase our manufacturing capacity, particularly through strategic acquisitions or investments. Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences, and privileges senior to holders of our common stock in the event of liquidation. The terms of the debt securities or preferred stock may impose restrictions on our operations. If we raised funds through the issuance of equity, this issuance would dilute your ownership of us. If the price of our equity is low or volatile, we may not be able to issue additional equity to fund future acquisitions.

Our ability to make payments on and to refinance our indebtedness and redeem our mandatorily redeemable preferred stock at maturity and to fund working capital, capital expenditures and strategic acquisitions and investments, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Many of our products are used for quality control purposes within a larger manufacturing or production process. As such, our sales in some instances are linked to capital goods spending. Should the current slowdown in capital goods spending or adverse changes in global economic conditions be prolonged, our revenues and profitability could be noticeably impacted.

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

The Company’s reliance on a small number of primary manufacturing centers may affect timely production and profitability.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS—None

ITEM 2.	PROPERTIES

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of January 2, 2010:

Location	Principal Uses	Owned/Leased	Segment
Grand Rapids, MI	Company headquarters, manufacturing, RD&E, sales, customer service, warehouse, and administration	Owned	Color Measurement and Color Standards

Tewksbury, MA	RD&E, sales, customer service, and administration	Leased	Color Measurement

Greensboro, NC	Sales and customer service	Leased	Color Measurement

Carlstadt, NJ	Manufacturing, RD&E, sales, customer service, warehouse, and administration	Leased	Color Standards

Regensdorf, Switzerland	Manufacturing, RD&E, sales, customer service, warehouse and administration	Leased	Color Measurement and Color Standards

Poynton, England	Sales, customer service, and administration	Leased	Color Measurement

Neu-Isenburg, Germany	Sales and customer service	Leased	Color Measurement

Martinsried, Germany	Manufacturing, RD&E, sales, customer service, and training	Leased	Color Measurement

Massy, France	Sales, customer service, and administration	Leased	Color Measurement

Prato, Italy	Sales and customer service	Leased	Color Measurement

Barcelona, Spain	Sales and customer service	Leased	Color Measurement

Moscow, Russia	Sales	Leased	Color Measurement

Vyskov, Czech Republic	Sales and customer service	Leased	Color Measurement

Quarry Bay, Hong Kong	Sales, customer service, warehouse and administration	Leased	Color Measurement and Color Standards

Tokyo, Japan	Sales, customer service, and administration	Leased	Color Measurement and Color Standards

Shanghai, China (5 sites)	Sales, customer service, and administration	Leased	Color Measurement and Color Standards

As of January 2, 2010, X-Rite and its subsidiaries collectively owned approximately 375,000 square feet of space and leased approximately 212,000 square feet. Included in these figures are approximately 8,000 square feet leased related to facilities that have been closed or that are in the process of being closed as of March 1, 2010 as part of the Company’s restructuring plans. The Company is currently in the process of selling, subleasing, or negotiating lease break-fees for all of the closed facilities.

The Company’s headquarters is approximately 375,000 square feet and is located in Grand Rapids, Michigan. On January 29, 2009 the Company completed the sale of its former headquarters for $7.2 million.

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

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages, and positions of all of the Company’s executive officers as of January 2, 2010.

Name	Age	Position	Position Held Since
Thomas J. Vacchiano Jr.	57	President, Chief Executive Officer	2006	(1)
Rajesh K. Shah	58	Executive Vice President, Chief Financial Officer and Secretary	2009	(2)
Francis Lamy	51	Executive Vice President, Chief Technology Officer	2006	(3)

(1)	Mr. Vacchiano joined X-Rite as its President in July 2006 as part of the Amazys acquisition, and was appointed CEO in October 2006. Prior to joining X-Rite, Mr. Vacchiano served as President and Chief Executive Officer of Amazys for five years.

(2)	Mr. Shah joined X-Rite in October 2009 as Executive Vice President, Chief Financial Officer and Secretary. Prior to joining X-Rite, Mr. Shah served as Executive Vice President and Chief Financial Officer of Cadence Innovation, LLC, a global manufacturer of automotive interior systems from 2007 to March 2009. During August 2008, Cadence Innovation filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to his service at Cadence Innovation, Mr. Shah was Executive Vice President and Chief Financial Officer of Remy International, Inc., a manufacturer of automotive and commercial products from 2002 to 2006. During October 2007, Remy filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

(3)	Mr. Lamy joined X-Rite as part of the Amazys acquisition in July 2006. Prior to joining X-Rite, Mr. Lamy served as the Executive Vice President and Chief Technology Officer of GretagMacbeth AG, the primary subsidiary of Amazys. He held that position for more than five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ – Global Select Market under the symbol “XRIT”. As of March 3, 2010, there were approximately 854 shareholders of record. Ranges of high and low sales prices reported by the NASDAQ for the past two fiscal years appear in the following table.

	High	Low
Year Ended January 2, 2010:
Fourth Quarter	$2.20	$1.80
Third Quarter	2.10	1.36
Second Quarter	2.78	1.03
First Quarter	1.63	0.95

Year Ended January 3, 2009:
Fourth Quarter	$3.60	$1.25
Third Quarter	4.07	2.00
Second Quarter	6.49	1.10
First Quarter	11.87	6.09

The Company’s Board of Directors’ voted to suspend payment of its dividend. The decision was made to accelerate the repayment of debt and to invest in future product development initiatives. Although the Board does not anticipate reinstating the dividend payment in the foreseeable future, it will continue to reevaluate the policy periodically. Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon the Company’s results of operations, financial condition, terms of financing arrangements, and such other factors as the Board deems relevant.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the NASDAQ Stock Index (US & foreign) and NASDAQ Non-Financial Stock Index for the five-year period ended January 2, 2010 (fiscal 2009). The graph assumes an investment of $100 on January 1, 2005 (beginning of fiscal 2005) in the Company’s common stock, the NASDAQ Stock Index (US & foreign) and the NASDAQ Non-Financial Index, with dividends reinvested.

	2004	2005	2006	2007	2008	2009
X-Rite, Inc.	$100	$62	$77	$73	$9	$14
NASDAQ US & foreign	$100	$102	$113	$125	$60	$87
NASDAQ Non-Financial	$100	$102	$112	$127	$58	$88

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the five most recently completed fiscal years is summarized below. Such data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto and information included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)

	2009	2008	2007	2006	2005
Net sales from continuing operations	$191,667	$261,491	$248,710	$167,641	$119,626
Operating income (loss)	3,821	(54,864)	16,643	(25,660)	14,230
Income (loss) from continuing operations	(25,242)	(117,824)	(20,822)	(27,144)	9,406
Income (loss) per share from continuing operations:
Basic	(0.33)	(3.12)	(0.72)	(1.09)	0.44
Diluted	(0.33)	(3.12)	(0.72)	(1.09)	0.44
Dividends per share	—	—	—	0.10	0.10
Total assets	$472,715	$545,657	$654,824	$462,259	$147,635
Mandatorily redeemable preferred stock, net of warrant discount of $14,065	29,764	—	—	—	—
Long-term debt, less current portion	176,400	264,017	378,300	190,200	—
Weighted-average common shares outstanding:
Basic	77,500	37,753	28,866	24,865	21,150
Diluted	77,500	37,753	28,866	24,865	21,419

Assets acquired and liabilities assumed in the Amazys Holding AG and Pantone, Inc. acquisitions were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of acquisition—July 5, 2006 and October 24, 2007, respectively. The results of operations of Amazys Holding AG and Pantone, Inc. have been included in the Company’s Consolidated Statements of Operations since the dates of acquisition. The Pantone acquisition is discussed further in Note 3 to the Consolidated Financial Statements. During the fourth quarter of 2008, an impairment charge of $58.1 million was recognized in relation to the acquired goodwill and indefinite-lived intangibles. See Note 6 to the Consolidated Financial Statements for further discussion of this impairment.

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

Overview of 2009

•	Net sales of $50.1 million for the fourth quarter. An increase of 9.9 percent on a sequential quarter basis and reduction of 17.6 percent versus the same period in 2008

•	New sales programs for recently released products and emerging markets gained traction driving sales growth in certain market sectors and geographic regions in the fourth quarter

•	Continued gains in year over year profitability and cash flow

•	Positive net income and operating income in the fourth quarter

•	Continuing positive cash flows from operations

•	Strengthened the balance sheet

•	Debt paid down in the fourth quarter by $3.9 million and $45.9 million for the year

•	Year end cash balance of $29.1 million

•	Market buzz continues for the myPANTONE™ app as it is being featured in a series of Apple iPhone® advertisements

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the 2009, 2008 and 2007 fiscal years and includes amounts expressed as a percentage of net sales (in millions):

	2009		2008		2007
Net Sales	$191.7	100.0%	$261.5	100.0%	$248.7	100.0%
Cost of sales:
Products sold	80.9	42.2	109.7	41.9	99.7	40.1
Inventory valuation adjustment	—	—	12.8	4.9	2.6	1.0
Restructuring and other related charges	0.2	0.1	0.4	0.2	0.2	0.1

Gross profit	110.6	57.7	138.6	53.0	146.2	58.8
Operating expenses	106.8	55.7	135.4	51.8	129.6	52.1
Goodwill and indefinite-lived intangibles impairment	—	—	58.1	22.2	—	—

Operating income (loss)	3.8	2.0	(54.9)	(21.0)	16.6	6.7
Interest expense	(33.5)	(17.5)	(46.3)	(17.7)	(22.1)	(8.8)
Write-off of deferred financing costs	(2.3)	(1.2)	(3.8)	(1.5)	(5.5)	(2.2)
Other income (expense)	2.1	1.1	(1.1)	(0.4)	(0.2)	(0.2)

Loss before income taxes	(29.9)	(15.6)	(106.1)	(40.6)	(11.2)	(4.5)
Income taxes (benefit)	(4.7)	(2.5)	11.7	4.5	9.6	3.9

Loss from continuing operations	(25.2)	(13.1)	(117.8)	(45.1)	(20.8)	(8.4)
Discontinued operations:
Income from operations	—	—	—	—	—	—
Net gain on sale	—	—	—	—	8.2	3.3

Net loss	$(25.2)	(13.1)%	$(117.8)	(45.1)%	$(12.6)	(5.1)%

On October 24, 2007, the Company acquired Pantone, a worldwide market leader in color communication and specification standards in the creative design industries.

As a result of executing comprehensive integration plans for the Pantone acquisition, various operations were integrated into the operations of X-Rite as of January 3, 2009 and included in the sales attributable to X-Rite for the 2008 periods presented. As Pantone’s financial information is not included in the consolidated results prior to the respective date of acquisition, comparability on a period to period basis is limited.

Net Sales

(in millions)	2009		2008		2007
Imaging and Media	$72.4	37.8%	$112.6	43.1%	$124.2	50.0%
Industrial	43.4	22.6	53.2	20.3	58.3	23.4
Retail	14.3	7.4	18.3	7.0	22.2	8.9
Color Support Services	23.7	12.4	28.9	11.1	28.3	11.4
Other	5.4	2.8	6.4	2.4	6.7	2.7

Total Color Measurement	159.2	83.0	219.4	83.9	239.7	96.4
Color Standards	32.5	17.0	42.1	16.1	9.0	3.6

Total Net Sales	$191.7	100.0%	$261.5	100.0%	$248.7	100.0%

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

For 2009, net sales decreased $69.8 million, or 26.7 percent, compared to 2008. Lower sales volumes were incurred across all business units with the most significant declines occurring within the Imaging and Media business unit. These declines were a result of the continued global economic recession and its related effect on the Company. Net sales for 2008 increased $12.8 million, or 5.1 percent, over 2007. The acquisition of Pantone during the last quarter of 2007 contributed $42.1 million in net sales to the Company’s 2008 net sales.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. In 2009, the impact of translating foreign denominated net sales to U.S. dollars had the effect of decreasing net sales by $3.1 million. The impact of translating foreign denominated net sales to U.S. dollars improved net sales by $7.1 and $6.7 million in 2008 and 2007, respectively. Both domestic and international revenue decreased, with international revenue accounting for 64.6 percent of net sales in 2009 compared to 67.2 and 65.7 percent in 2008 and 2007, respectively.

Color Measurement Segment

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. The Imaging and Media market reported a decrease in revenue of $40.2 million, or 35.7 percent, as compared to 2008. The decline in the Imaging and Media product line was driven by the pressroom and printing markets where demand from end user consumers has not recovered from economic recession conditions initially experienced at the end of 2008. Leading the decline in the Imaging and Media product line was a year over year decline in European sales of 43.3 percent.

In 2008, the Imaging and Media market reported a decrease in revenue of $11.6 million, or 9.3 percent, as compared to 2007. The decline in the Imaging and Media market was sharply influenced by the economic slowdown and associated credit issues experienced throughout 2008 in North America. The largest impacts were seen in the pressroom and printing sub markets where demand from some strategic partners declined and aftermarket channel sales decreased compared to 2007 performance.

The Industrial group provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s 2009 net sales decreased by $9.8 million, or 18.4 percent compared to the prior year. The Industrial market’s decline has been the result of the declines in the global automotive channel and related supply chain. As the U.S. economy weakened in 2008 and continued into 2009 a number of these supply chain projects were delayed into 2010. The largest area of decline for the Industrial product line was experienced in North America where year over year sales were down 30.3 percent. These declines were partially offset by strong Asia Pacific sales, particularly strong towards the second half of 2009, accounting for a 4.9 percent year over year increase. The Industrial product line experienced the smallest decline in year over year sales compared to other product lines, due to improving market conditions, new products, and new sales and marketing initiatives.

The Industrial market’s net sales in 2008, decreased by $5.1 million, or 8.7 percent compared to the prior year. The Industrial year over year decline was largely a slowdown in global supply chain projects between U.S. retailers or product companies and their suppliers in Asia. As the U.S. economy weakened in 2008 a number of these supply chain projects were delayed into subsequent years. In addition, the declining economy impacted a number of small to medium sized customers in the Americas and Asia by lowering their purchasing power. A reduction in export demand in China hindered our sales volume in the Asian Industrial market in 2008.

The Retail market experienced a sales decrease of $4.0 million, or 21.9 percent, for 2009 compared with 2008. Continuing success in North America with the new iVue ® (a next generation retail paint matching system) solution for Retail customers was partially offset by the decline in year over year demand of the Matchstick product family in Europe and the general reduction in capital expenditures by the industry. In 2009 the Retail product line was negatively impacted by the challenging economic environment of the European retail markets. While sales in North America were down 13.8 percent year over year our European sales experienced a much deeper decline of 56.5 percent for the same period. The declining European sales in 2009 were related to the economic recession in Europe. The Matchstick product line will be supplemented with a new product platform leveraging state of the art technology and features in the second quarter of 2010.

The Retail market experienced a net sales decrease of $3.9 million, or 17.6 percent, for 2008 compared with 2007. The Retail market suffered a significant reduction in European sales versus 2007 as we were unable to build upon the success of our Matchstick product line. While our customer relationships and the competitive landscape are favorable for X-Rite in this market, new solutions are the key for rebuilding this positive momentum. We also saw a 2008 sales slowdown in the Americas for behind the counter paint matching sales as the North American retail industry was negatively impacted by the 2008 economic conditions. The release of iVue ® late in 2008 was received well by many of our major retail accounts. Projects were deferred by management into subsequent years based on the capital limitations in the retail industry.

The Color Support Services business provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services market was formed in 2007 as a result of the Amazys acquisition. In 2009, the Color Support Services group recorded a decrease in net sales of $5.2 million or 18.0 percent compared to 2008. As customers closed their plants or stopped production lines in 2009, instruments were not being returned for certifications and repairs causing a slowdown in demand for key revenue sources in the Color Support Services sector. The improvement in general market conditions towards the end of 2009 is yielding a rebound in instrument certifications and repairs.

The Color Support Services group recorded an increase in net sales of $0.6 million, or 2.1 percent, in 2008 compared to 2007. The increase in Color Support Services sales was driven in large part by the increased focus on new service repair bundles, certifications, and training products targeted at either the installed base (for certifications) or new color section users (for easy to use training alternatives). X-Rite is using direct marketing and telesales techniques to reach out to our vast customer base to maximize the value of our solutions with those customers and to fuel growth in these uncertain economic times.

The Company’s product lines denoted as Other are primarily comprised of the Medical and Dental category. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product sales represented $5.4, $6.4, and $6.7 million for the 2009, 2008, and 2007 years, respectively. Other product sales have ranged from 2.4 percent of sales to 2.8 percent of sales over the last three years.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a leading developer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics, and paint. In 2009, the Color Standards segment reported a decrease in net sales of $9.6 million, or 22.8 percent, compared to 2008. Decreases in the net sales of the Color Standards segment were driven by declining sales in the graphics and textile markets. Products serving the fashion and textile markets have seen improving results as the year has progressed compared to the graphic arts sector.

For 2008, the results presented in the Color Standards segment reflect the first full year of Pantone operations since the acquisition. For 2008, the Color Standards segment recorded $42.1 million in net sales.

Cost of Sales and Gross Profit

X-Rite’s cost of sales consists primarily of materials, labor, and overhead associated with manufacturing its products. Manufacturing activities are primarily conducted at facilities in Michigan, New Jersey, and Switzerland, with smaller operations located in Germany. Software development is also conducted at these facilities, as well as at a facility in Massachusetts. The Company’s gross profit historically has fluctuated within a narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities and materials costs.

Gross profit for 2009 was $110.6 million, or 57.7 percent, compared to $138.6 million, or 53.0 percent of sales, for 2008. The 2008 gross profit results include a $12.8 million adjustment or 4.9 percent of sales, related to the fair value valuation of Pantone’s inventory. Adjusted for this item, the Company’s gross margins were comparable to prior year results. The Company was successful in offsetting the unfavorable absorption impacts resulting from the year over year decline in sales through cost reductions including but not limited to employee furloughs, headcount reductions, and reduced employee benefits including vacation.

For the year 2008, gross profit was $138.6 million, or 53.0 percent of sales, compared with $146.2 million, or 58.8 percent of sales, for 2007. As part of the Pantone purchase price allocation in 2007, an adjustment of $15.4 million was recorded to increase inventory to its fair value at the date of acquisition, and the adjustment was amortized into cost of sales ratably as the inventory was sold. The Company recognized $12.8 million, or 4.9 percent of sales, in cost of sales in 2008 related to the fair value valuation of Pantone’s inventory. In addition to the purchase accounting adjustments the Company had to increase its reserves over excess and obsolete inventory as a result of restructuring efforts and decreased sales which further decreased the Company’s gross profit during fiscal 2008.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	2009		2008		2007
Selling and marketing	$51.9	27.1%	$64.9	24.8%	$60.6	24.4%
Research, development and engineering	22.6	11.8	29.4	11.2	34.7	14.0
General and administrative	27.9	14.5	35.2	13.5	28.2	11.3
Restructuring and other related charges	4.4	2.3	5.9	2.3	6.1	2.4
Goodwill and indefinite-lived intangibles impairment	—	—	58.1	22.2	—	—

Total	$106.8	55.7%	$193.5	74.0%	$129.6	52.1%

Operating expenses were $106.8 in 2009, which is a decrease of $86.7 million compared to 2008 operating expenses of $193.5. Of the decrease, $58.1 million is due to the goodwill and indefinite-lived intangibles impairment recorded in 2008. The residual operating expense decline of $28.6 million in 2009 includes approximately $8 million in respect of employee furloughs, reductions in employee benefits, and other items, which are expected to be reinstated in 2010. The remaining decline is largely attributable to cost reductions comprised of headcount and other variable expense reductions affecting selling, marketing, engineering, and administration expenses. The effect of foreign exchange rates decreased operating expenses by $0.6 million in 2009 and increased operating expenses by $0.5 million in 2008 and $3.8 million in 2007.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. Selling and marketing expenses in 2009 were $51.9 million compared to $64.9 million in 2008, a decline of $13.0 million, or 20.0 percent. Impacting the decline in selling and marketing expenses was a significant focus by management to reduce costs through factors including headcount reductions, employee furloughs, reduced commission payments, and suspension of employee benefit programs. Selling and marketing expenses in 2008 were $64.9 million, an increase of $4.3 million, or 7.1 percent, compared with 2007. The increase was primarily a result of the full year of selling expenses related to the Pantone acquisition, offset by a decrease due to cost reductions and reduced variable compensation. As a percentage of sales, 2009 expenses were 27.1 percent compared to 24.8 and 24.4 percent for 2008 and 2007, respectively.

Research, Development and Engineering Expenses

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States and Switzerland for both new product development and the support and refinement of existing product lines. RD&E expenses in 2009 declined $6.8 million, or 23.1 percent, when compared to 2008. The decline is primarily related to reduction in employee headcount, furloughs, and benefit programs. RD&E expenses in 2008 were $29.4 million, a decrease of $5.3 million, or 15.3 percent, when compared to 2007. The decrease is primarily a result of cost reductions related to the April 2008 restructuring along with a reduction of variable compensation. RD&E expenses as a percentage of sales were 11.8, 11.2, and 14.0 percent for 2009, 2008, and 2007, respectively. The Company intends to make investments in RD&E in the range of 11 to 13 percent of net sales for the foreseeable future.

In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $4.4, $4.0, and $3.7 million in 2009, 2008, and 2007, respectively. The related amortization expense was included in cost of sales (see Note 1 to the Consolidated Financial Statements).

General and Administrative Expenses

General and administrative (G&A) expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. G&A expenses in 2009 decreased $7.3 million, or 20.7 percent, when compared to 2008. The decrease is primarily attributable to employee furloughs and benefit reductions, decline in professional services fees, and reduction in amortization of fully amortized intangible assets. G&A expenses in 2008 increased $7.0 million, or 24.8 percent, when compared to 2007. This increase is primarily attributable to a full year of expenses related to the Pantone G&A expenses. In addition, 2008 G&A expenses included a special property tax assessment and equity issuance costs partially offset by a reduction in variable compensation expense.

Restructuring and other related charges

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include asset write-offs and employee severance pay due to layoffs. Restructurings may occur as a result of corporate acquisitions or a major reconfiguration of business operations.

In 2009, restructuring and other related charges were $4.6 million, of which $4.4 and $0.2 million were recorded to operating expenses and cost of goods sold, respectively. In 2008, the Company incurred $6.3 million in restructuring charges of which $5.9 million were recorded in operating expenses and $0.4 million were recorded in cost of goods sold. In 2007, the Company incurred $6.4 million in restructuring charges of which $6.1 million were recorded in operating expenses and $0.3 million were recorded in cost of goods sold.

The Company has engaged in the following corporate restructurings:

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs. The work force reductions include approximately $6.0 million recognized in 2006 related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.4 million were classified as a component of cost of sales in 2007, while all other restructuring charges were included in a separate restructuring line within operating expenses on the accompanying Consolidated Statement of Operations.

The Company has fully executed its restructuring plan related to Amazys. The only future charges that the Company anticipates incurring for this restructuring are related to true-up of the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. In 2009, the Company trued-up the severance estimate for $0.4 million, which had a favorable impact on operating results. In 2008, the Company incurred $1.1 million in charges related to the Amazys restructuring plan, including $0.7 million of severance charges, $0.3 million in asset write downs, and $0.1 million in facility exit costs. Cumulative charges incurred to date related to the Amazys restructuring plan are $19.9 million.

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

In 2009, the Company incurred $0.1 million in restructuring charges related to the April 2008 restructuring plan which are composed of other charges and severance. In 2008, the Company incurred $3.9 million in restructuring charges related to the April 2008 restructuring plan. Included in these charges were $2.3 million of severance and $1.6 million in other charges. Other charges are primarily composed of legal and professional fees incurred to execute the April 2008 restructuring plan. To date, the Company has incurred $3.9 million in charges in connection with the April 2008 restructuring plan. The Company has fully executed the April 2008 restructuring plan.

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

In 2009, the Company incurred $0.9 million in restructuring charges related to the October 2008 restructuring plan of which $0.3 million is related to severance, $0.1 is related to asset write downs, and $0.5 is related to other charges. In 2008, the Company incurred $0.7 million in restructuring charges related to the October 2008 restructuring plan. These charges were primarily related to severance accruals for the employees of the Company’s Brixen, Italy facility. The Company has incurred $1.6 million in charges, to date, for this restructuring plan.

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a profit improvement plan to address the unfavorable economic conditions (January 2009 restructuring plan). The January 2009 restructuring plan includes narrowing the Company’s business focus and closing certain facilities, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of 101 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. The Company has incurred $3.0 million in charges, to date, for this restructuring plan including $2.4 million related to severance, $0.4 related to lease termination costs, and $0.2 related to other charges. The Company has fully executed the January 2009 restructuring plan.

Optronik Restructuring Plan

In the fourth quarter of 2009, the Company initiated restructuring activities related to Optronik, a foreign subsidiary of the Company. In January 2010 certain assets of Optronik business related to light measurement were sold and the assets related color measurement were retained and merged into another subsidiary. The restructuring expenses relate primarily to headcount reductions. The Company has incurred $0.5 million in charges to date for this restructuring plan, including $0.3 million related to severance and $0.2 million related to other charges. The Company had a remaining accrual of approximately $0.4 million at January 2, 2010.

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global tax structure, rationalize its corporate structure, and reorganize the global treasury and cash management footprint. These efforts and related costs are related to the Company’s past acquisitions and do not include normal recurring operating costs. The Company incurred $0.5 million for 2009 in other related charges. As of January 2, 2010, the Company had accrued $0.2 million of other related charges.

Other related charges associated with the Amazys acquisition were $0.1 and $3.3 million for 2008 and 2007, respectively. Other related charges associated with the Pantone acquisition were $0.4 and $0.1 million for 2008 and 2007, respectively.

Goodwill and Indefinite-Lived Intangible Impairment

Goodwill and indefinite-lived intangible impairment consists of charges related to valuation adjustments of goodwill and indefinite-lived intangible assets.

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires the Company to test these assets for impairment at the reporting unit level annually, or more frequently if a triggering event occurs. As a matter of practice, the Company performs the required annual impairment testing during the fourth quarter of each fiscal year, after the annual forecasting process. No impairment charge was required for the year ending January 2, 2010. Due to a weakening of the global economies, operating profits and cash flows were lower than expected in 2008. Based on that trend, the earnings forecast for the next five years was revised. In December 2008, management concluded that goodwill and indefinite-lived intangibles were impaired and an impairment loss of $58.1 million was recognized within the Color Standards segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. No impairment charge was required for the year ending December 29, 2007.

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

Operating Income (Loss)

The Company evaluates segment performance based on each segment’s net sales and operating income or loss as disclosed in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The operating income (loss) for the Color Measurement and Color Standards segments is discussed below (in millions):

	2009	2008	2007
Color Measurement	$(1.8)	$8.6	$18.0
Color Standards	5.6	(63.5)	(1.4)

Operating Income (Loss)	$3.8	$(54.9)	$16.6

Color Measurement Segment

In 2009, Color Measurement reported an operating loss of $1.8 million compared to operating income of $8.6 million in 2008, a decline of $10.4 million. The continued global economic downturn in 2009 impacted sales within the Color Measurement segment. A profitability improvement program was implemented in response to the sales decline and improvements were made related to favorable product mix, raw materials costs, labor efficiencies, and improvements in freight recoveries. Cost controls included employee furloughs and temporary reductions in employee benefits.

In 2008, Color Measurement reported operating income of $8.6 million compared to $18.0 million in 2007, a decrease of $9.4 million. Impacting operating income included a sales decline within Imaging and Media, Industrial and Retail of $20.6 million largely driven by the global economic downturn in 2008

Color Standards Segment

In 2009, Color Standards reported operating income of $5.6 million compared to an operating loss of $63.5 million in 2008. The Company implemented a profit improvement plan in 2009 including a focus on labor efficiencies as well as required furloughs and reduced employee benefits across all functions. Also impacting the improvement is the goodwill and indefinite-lived intangible impairment loss of $58.1 million recognized in 2008.

In 2008, Color Standards reported an operating loss of $63.5 million compared to $1.4 million in 2007. The acquisition of Pantone was completed on October 24, 2007, and Pantone is the only business unit included in the Color Standards segment. Accordingly, 2007 is not comparable to 2008. Significantly impacting the operating loss in 2008 is the goodwill and indefinite-lived intangible impairment loss of $58.1 million.

Other Income (Expense)

Interest Expense

Total interest expense incurred by the Company in 2009, 2008, and 2007 was $33.5, $46.3, and $22.1 million, respectively, including expense related to deferred financing fees and terminated swap agreements. Non-cash interest during 2009, 2008, and 2007 totaled $15.5 million, $8.4 million, and $1.7 million, respectively.

The current year decreases are largely attributable to the significant pay downs of debt that occurred as a result of the Corporate Recapitalization Plan in the fourth quarter of 2008, and in 2009, sale of the former Corporate headquarters, sale of its Italian manufacturing facility, sale of equity investments previously written off and excess cash from continuing operations throughout 2009. These decreases were partially offset by $2.3 million of preferred stock dividends and $1.5 million of amortization on the discount on mandatorily redeemable preferred stock, which were incurred in connection with the Exchange (see Note 8 for further discussion). The 2008 increase in interest expense is solely related to the additional financing incurred to acquire Pantone in 2007. Cash paid for interest for secured debt during 2009, 2008, and 2007 totaled $18.0 million, $37.9 million, and $20.4 million, respectively.

As of January 2, 2010 and January 3, 2009, the credit facilities’ variable rates ranged from 6.75 to 14.38 percent per annum and from 4.5 to 14.4 percent per annum, respectively. As of these dates, the weighted average interest rates for all of the Company’s debt were 8.5 percent per annum and 9.0 percent per annum, respectively, exclusive of amortization of deferred financing costs and the effect of derivative instruments.

Write-off of Deferred Financing Costs

In 2009, the Company entered into an Exchange Agreement to effectively exchange $41.6 million of the second lien term loan principal outstanding to 41,561 shares of newly issued Series A Preferred Stock (the Exchange) As a result of the second lien debt exchange, the Company wrote-off $2.3 million of previously existing deferred financing costs.

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

Other, net

Other income and expense consists of foreign currency, investment income, and gains from sale of assets. In 2009, other income and expense was $2.1 million, an increase of $3.2 million compared to 2008, which is primarily due to the sale of equity investments previously written off for $3.5 million. Historically, investment income was derived primarily from tax-free variable rate demand notes and corporate securities.

Income Taxes

The Company recorded a tax benefit of $4.7 million against a pre-tax loss from continuing operations of $29.9 million during 2009, which includes benefits of; $2.3 million related to the amortization of intangible assets; refund claims of $2.1 million associated with the recapture US federal income taxes paid in 2003, 2004, and 2005 that resulted from carryback opportunities created through current year legislative changes; reductions of reserves for uncertain tax positions amounting to $0.6 million; adjustments to valuation allowances against deferred income tax assets totaling $0.6 million; and other tax benefits pertaining to nontaxable items and adjustments of $0.1 million, which were offset by foreign taxes of $1.0 million on income earned by certain foreign subsidiaries. Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7.1 million at January 2, 2010, $6.4 million at January 3, 2009 and $17.9 million at December 31, 2007. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

In 2008, the Company recorded tax expense of $11.7 million against a pre-tax loss from continuing operations of $106.1 million. The Company’s effective tax rate was negatively impacted by the recording of additional reserves for uncertain tax positions in the amount of $9.0 million and valuation allowances of $47.7 million.

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

The Company recorded a net gain on the sale of $8.2 million for the year ended December 29, 2007, which is presented as a gain on sale of discontinued operations in the accompanying Condensed Consolidated Statement of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. In accordance with ASC 360, Property, Plant, and Equipment, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore, all of the Company’s interest expense is included within continuing operations.

As a result of the sale of Labsphere the Company recorded net income from discontinued operations of $8.2 million for 2007. On a per share basis, fully diluted earnings per share from discontinued operations were $0.28 for 2007.

Net Income

The Company recorded a net loss of $25.2, $117.8, and $12.6 million for 2009, 2008, and 2007, respectively. Fully diluted losses per share were $0.33, $3.12, and $0.44 for 2009, 2008, and 2007, respectively.

The average number of common shares outstanding for purposes of calculating basic shares outstanding was higher in 2009 than in 2008 and 2007, due to the issuance of 46.9 million shares in the fourth quarter of 2008 as part of the Corporate Restructuring Plan.

As a result of the revenue, gross margin, and expense changes discussed above, the Company recorded losses from continuing operations of $25.2, $117.8, and $20.8 million for 2009, 2008, and 2007, respectively. Fully diluted loss from continuing operations per share was $0.33, $3.12, and $0.72 for 2009, 2008 and 2007, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	2009	2008	2007
Net cash flow provided by (used in):
Operating activities	$20.3	$9.7	$8.8
Investing activities	4.0	14.8	(168.6)
Financing activities	(48.4)	6.4	166.4
Effect of exchange rate changes on cash	2.4	(0.4)	0.8

Net increase (decrease) in cash	(21.7)	30.5	7.4
Cash, beginning of year	50.8	20.3	12.9

Cash, end of year	$29.1	$50.8	$20.3

Cash

At January 2, 2010 and January 3, 2009, the Company had cash of $29.1 and $50.8 million, respectively. At December 29, 2007, the Company had cash of $20.3 million. As of January 2, 2010, approximately $17.1 million of cash was held by subsidiaries outside of the United States.

Operating Activities

In 2009, cash provided by operating activities of $20.3 million consisted of a net loss of $25.2 million offset by non-cash items of $44.8 million and working capital of $0.7 million. Significant sources of cash provided by operating activities in 2009 included the reduction of inventory balances of $10.8 million and continued strong collection of accounts receivable of $9.8 million, partially offset by reductions in income taxes and other current and non-current liabilities of $9.9 and $9.0 million, respectively.

In 2008, cash provided by operating activities of $9.7 million consisted of a net loss of $117.8 million and net cash provided by operating assets and liabilities of $17.8 million offset by non-cash items of $109.7 million. Significant non-cash transactions for the year-ended January 3, 2009 included; $58.1 million of goodwill and indefinite-lived intangibles impairment for the Color Standards segment, $24.3 million in the amortization expense related to various intangible assets, and $12.8 million of incremental cost of goods sold related to the 2007 purchase accounting inventory adjustment for the fair market valuation of Pantone’s ending inventory on the day of acquisition. Significant sources of cash in 2008 provided by operating activities included the collection of accounts receivable and the reduction of inventory balances of $11.2 million and $22.0 million, respectively. The sources of cash were partially offset by reductions in accounts payables and other current and noncurrent liabilities of $3.6 million and $19.8 million, respectively.

In 2007, cash provided by operating activities of $8.8 million consisted of a net loss of $12.6 million and net cash used for operating assets and liabilities of $20.1 million offset by non-cash items of $41.4 million. Significant uses of cash in 2007 included decreases in other current and non-current liabilities of $19.5 million and increases in inventories of $7.8 million, respectively, partially offset by decreases of $3.0 million in accounts receivable.

Investing Activities

The most significant components of the Company’s investment activities are (i) strategic acquisitions, (ii) capital expenditures, (iii) proceeds from sales of subsidiaries, and (iv) proceeds from sales of assets. Net cash provided by (used for) investing activities during 2009, 2008 and 2007 was $4.0, $14.9, and ($168.6) million, respectively.

Cash provided by investing activities in 2009 was primarily related to cash proceeds from the sale of assets. During 2009, proceeds from sales of assets were $13.0 million, which resulted from the sale of the Company’s former headquarters for $7.2 million, its Italian manufacturing facility for $2.3 million and the sale of equity investments previously written off for $3.5 million.

Capital expenditures were $4.7 million in 2009 compared to $4.0 and $7.6 million in 2008 and 2007, respectively. Capital expenditures are primarily related to the acquisition of machinery, equipment and tooling for the Company’s manufacturing facilities in the United States and Switzerland.

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

Financing Activities

The primary components of the Company’s financing activities are (i) proceeds from long-term debt, (ii) payment of long-term debt, (iii) debt and equity issuance costs, and (iv) the issuance of common stock. Net cash (used for) provided by financing activities during 2009, 2008, and 2007 was ($48.4), $6.4, and $166.4 million, respectively.

In 2009, cash flows used for financing activities were primarily related to the payment of long-term debt. In 2009, the Company reduced first and second lien debt by $87.3 million including cash pay down of $45.9 million and conversion of $41.6 million of second lien debt to mandatorily redeemable preferred stock. In the first quarter of 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and then used to repay a portion of the Company’s first lien term loan. In the second quarter of 2009, the Company used $13.0 million in cash from operations to pay down the Company’s revolving line of credit. In the third quarter, the Company finalized the sale of its Italian manufacturing facility for $2.3 million, with proceeds from the sale used to pay down the Company’s first lien debt. In the fourth quarter, the Company used $3.5 million from the sale of equity investments previously written off, to pay down the first lien debt. The remaining debt payments were generated from cash provided by the Company’s operating activities.

On August 18, 2009, the Company entered into an exchange agreement whereby three institutional investors acquired 41,561 shares of Series A Preferred Stock and warrants to acquire 7.5 million shares of common stock in exchange for the cancellation of $41.6 million principal amount of loan under the second lien credit agreement (the ‘Exchange’). In connection with the Exchange, the Company capitalized $1.6 million in deferred financing costs related to legal and amendment fees. These costs are currently being amortized over the life of the related facilities.

In 2008, the Company’s financing activities were largely related to the October 28, 2008 Corporate Recapitalization Plan. On October 28, 2008, shareholders approved a financing initiative to raise $155.0 million in equity capital through the sale of 46.9 million shares of common stock. Proceeds from the capital raised, included the sale and surrender of the life insurance policies, and cash from continuing operations were used to repay indebtedness of $139.2 million in 2008 under the Company’s First and Second Lien Credit Agreements, settle amounts payable by the Company pursuant to certain interest rate swap agreements of $12.5 million, and pay equity issuance costs and debt amendment fees of $14.2 million and $3.4 million, respectively.

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

On January 8, 2007, the Company announced the Board of Directors’ decision to suspend payment of its dividend. This decision was made to accelerate the repayment of debt and to help fund future product development initiatives. Although the Board does not anticipate reinstating the dividend payment in the foreseeable future, it will continue to reevaluate the policy periodically. Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon the Company’s results of operations, financial condition, terms of financing arrangements, and such other factors as the Board deems relevant.

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

Corporate Headquarters

On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million, proceeds from which were used to pay transaction closing costs and the balance of the mortgage, with the remainder of $1.7 million used to repay a portion of the Company’s first lien term loan.

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

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, which requires the Company to test the recorded amount of goodwill and indefinite-lived intangibles for recovery on an annual basis, or more frequently if a triggering event occurs. The Company tests for impairment during the fourth quarter of each fiscal year. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit.

Goodwill Impairment Analysis

Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. As such, the Company has determined that the Color Measurement and Color Standard segments meet the requirement of a reporting unit for purposes of the goodwill evaluation.

In Step One of the goodwill evaluation process, the fair value of each reporting unit is compared to its book value. The Company must apply judgment in determining the estimated fair value, and a combination of present value techniques and quoted market prices are used to determine fair value. If the fair value exceeds book value, goodwill is not impaired for that reporting unit, and no further testing would be required. If the fair value is less than book value, a Step Two analysis must be completed. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. An impairment loss is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.

The following valuation methodologies and assumptions were used in the goodwill impairment analysis as of and for the year ended January 2, 2010:

•

Discounted cash flow method under the income approach whereby cash flows were discounted to present value using an appropriate discount rate. The application of the discounted cash flow method required the development of discrete cash flow projections for the Color Measurement and Color Standard reporting units.

•

The Company considered the value indicators provided by the Guideline Company Method (GCM) under the market approach, in addition to the implied control premium in evaluating the reasonableness of the fair value results.

•

Discount rates for the reporting units ranged from 12.5 percent to 13.5 percent. The discount rate was developed utilizing the capital asset pricing model through which a weighted average cost of capital was derived.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

Based on the results of our 2009 annual assessment of the recoverability of goodwill, the fair values of the Color Measurement and Color Standard reporting units exceeded book value, and accordingly, there was no impairment of goodwill as of and for the year ended January 2, 2010.

Based on the results of the 2008 annual assessment of the recoverability of goodwill, the fair value of the Color Measurement reporting unit exceeded book value, and accordingly, there was no impairment of goodwill. The Color Standard reporting unit fair value was less than the book value, and the Company completed a Step Two analysis. The results of the Step Two analysis resulted in the recognition of a goodwill impairment loss in 2008. The total impairment loss in 2008 amounted to $58.1 million, of which $51.8 related to the impairment of goodwill and the remaining $6.3 related to the impairment of indefinite-lived intangible assets, discussed in more detail in the following paragraphs.

Differences in the Company’s actual future cash flows, results of operations, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for purposes of calculating the respective reporting unit fair values could affect the results of the annual goodwill evaluation and could potentially lead to future goodwill impairment charges.

Indefinite-Lived Intangible Impairment Analysis

Indefinite-lived intangible assets are evaluated utilizing an income approach that estimates the fair value of the discounted cash flows. The fair value of the indefinite-lived intangible asset is compared to its carrying value, and an impairment loss is recognized if the fair value is less than the carrying value.

The following valuation methodologies and assumptions were used in the analysis of the indefinite-lived intangible asset:

•	The income approach, utilizing the relief from royalty method, was used to estimate fair value.

•	Relief from royalty rate considered publicly disclosed arm’s length licensing agreements, review of internal licensing agreements, and other factors.

•	Future projections are based on past performance

•	Estimate of future cash flows based on expected growth and royalty rates

•	Weighted average cost of equity

The methodology for valuing indefinite-lived intangible assets is applied consistently. The Company believes the discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the indefinite-lived intangible assets projected future cash flows and replicates how market participants would value the company’s intangible assets in an orderly transaction.

The Company did not recognize an impairment loss on its indefinite-lived intangible assets in 2009, and recognized an impairment loss of $6.3 million in 2008.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, debt and interest rate caps. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of January 2, 2010 and January 3, 2009.

The Company applies the fair value measurement guidance in ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and provides the framework for measuring fair value of assets and liabilities.

The Company uses derivative financial instruments to manage exposures to movements in interest rates. Derivatives are not used for speculative or trading purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. As a result the Company recognizes derivative financial instruments in its Consolidated Financial Statements at fair value regardless of the purpose or intent of the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are originally recorded as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the hedged exposure affects earnings. Changes in fair values of derivatives not qualifying as hedges are reported in earnings immediately.

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

Uncertain Tax Positions

The Company applies the provisions of ASC 740, Income Taxes, as it relates to uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more likely than not to be sustained upon examination. The Company deems the estimates related to this provision to be reasonable, however no assurance can be given that the final outcome of these matters will not vary from what is reflected in the historical income tax provisions and accruals.

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

Revenue Recognition

Revenue is recognized when earned in accordance with ASC605, Revenue Recognition. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with ASC 985, Software Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (VSOE) exists for such elements. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. It also is the Company’s policy not to issue guarantees to third parties. The following table sets forth information about the Company’s long-term contractual obligations outstanding at January 2, 2010, using data from the Consolidated Balance Sheet and the Notes to the Consolidated Financial Statements:

Payments Due by Period

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$183,634	$7,234	$150,044	$26,356	$—
Mandatorily redeemable preferred stock	43,829	—	—	43,829	—
Interest on long-term debt and mandatorily redeemable preferred stock	85,600	22,500	44,600	18,500	—
Operating leases	11,584	4,024	5,570	1,963	27

Total contractual obligations	$324,647	$33,758	$200,214	$90,648	$27

At this time the Company is unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. The Company expects to contribute $1.5 million to its pension plan in 2010. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with past acquisitions. The Company terminated the interest rate swap agreements on April 21, 2008. On December 30, 2008, the Company replaced these swap agreements with an interest rate cap. The interest rate cap limits the Company’s exposure to an increase in the 3-month LIBOR rate above 3 percent per annum.

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

A hypothetical 25 basis point increase in interest rates during the year ended January 2, 2010 would have increased the interest expense reported in the Consolidated Financial Statements by $0.6 million.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, it may cause profitability to increase or decrease accordingly. The hypothetical effect on net income caused by a 10 percent change in all foreign currencies would be approximately $1.7 and $1.2 million for the years ended January 2, 2010 and January 3, 2009, respectively. There were no foreign currency hedges or derivative financial instruments to offset foreign currency exchange risk exposure in place as of January 2, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which appears on page 40.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, X-Rite, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of January 2, 2010 and January 3, 2009 and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended January 2, 2010 and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Grand Rapids, Michigan

March 18, 2010

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, in 2007 the Company changed its method of accounting for tax uncertainties in connection with the required adoption of the uncertain tax position provisions of Accounting Standards Codification 740, Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Grand Rapids, Michigan

March 18, 2010

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 2, 2010	January 3, 2009
ASSETS
Current assets:
Cash	$29,050	$50,835
Accounts receivable, less allowance of $2,561 in 2009 and $3,391 in 2008	28,085	36,849
Inventories, net	28,467	38,709
Deferred income taxes	1,115	2,184
Assets held for sale	—	7,250
Refundable income taxes	3,424	1,203
Prepaid expenses and other current assets	5,928	5,900

	96,069	142,930
Property, plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,036	25,879
Machinery and equipment	30,727	30,095
Furniture and office equipment	25,082	23,856
Construction in progress	2,664	1,697

	84,305	84,323
Less accumulated depreciation	(43,180)	(39,413)

	41,125	44,910
Other assets:
Goodwill and indefinite-lived intangibles	247,453	247,703
Other intangibles, net	67,399	83,310
Capitalized software, net of accumulated amortization of $8,266 in 2009 and $6,821 in 2008	9,100	8,031
Deferred financing costs, net of accumulated amortization of $1,195 in 2009 and $3,579 in 2008	8,629	12,273
Deferred income taxes	—	41
Derivative financial instruments	714	1,636
Other noncurrent assets	2,226	4,823

	335,521	357,817

	$472,715	$545,657

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—Continued

(in thousands, except share and per share data)

	January 2, 2010	January 3, 2009
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$7,234	$6,917
Accounts payable	8,698	11,605
Accrued liabilities:
Payroll and employee benefits	6,583	10,449
Restructuring	898	1,406
Income taxes	584	7,731
Interest	3,809	266
Other	9,273	11,956

	37,079	50,330
Long-term liabilities:
Long-term debt, less current portion	176,400	264,017
Mandatorily redeemable preferred stock, $.10 par value 84,729 shares authorized; 43,777 shares issued and outstanding; net of warrant discount of $14,065	29,764	—
Restructuring	—	658
Long-term compensation and benefits	1,143	1,182
Deferred income taxes	8,498	12,342
Accrued income taxes	6,859	7,457
Other	853	379

	223,517	286,035
Shareholders’ investment:
Common stock, $.10 par value, 100,000,000 shares authorized; 84,120,668 shares issued and outstanding in 2009 and 76,423,382 shares issued and outstanding in 2008	8,412	7,642
Additional paid-in capital	271,013	251,199
Retained deficit	(76,752)	(51,510)
Accumulated other comprehensive income	9,446	1,961

	212,119	209,292

	$472,715	$545,657

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net Sales	$191,667	$261,491	$248,710
Cost of sales:
Products sold	80,921	109,680	99,665
Inventory valuation adjustment	—	12,817	2,563
Restructuring and other related charges	143	368	245

	81,064	122,865	102,473

Gross profit	110,603	138,626	146,237

Operating expenses:
Selling and marketing	51,853	64,896	60,558
Research, development, and engineering	22,593	29,397	34,672
General and administrative	27,888	35,233	28,230
Restructuring and other related charges	4,448	5,892	6,134
Goodwill and indefinite-lived intangibles impairment	—	58,072	—

	106,782	193,490	129,594

Operating income (loss)	3,821	(54,864)	16,643

Interest expense	(33,523)	(46,251)	(22,089)
Write-off of deferred financing costs	(2,265)	(3,824)	(5,515)
Other, net	2,033	(1,176)	(297)

Loss before income taxes	(29,934)	(106,115)	(11,258)

Income taxes (benefit)	(4,692)	11,709	9,564

Net loss from continuing operations	(25,242)	(117,824)	(20,822)

Discontinued operations:
Income from operations	—	—	17
Net gain on disposal	—	—	8,226

	—	—	8,243

Net loss	$(25,242)	$(117,824)	$(12,579)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.33)	$(3.12)	$(0.72)
Discontinued operations:
Income from operations	—	—	—
Net gain on disposal	—	—	0.28

Net loss per share	$(0.33)	$(3.12)	$(0.44)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Investment
BALANCES, DECEMBER 31, 2006	2,857	100,665	79,119	2,969	185,610
Net loss	—	—	(12,579)	—	(12,579)
Translation adjustment	—	—	—	5,556	5,556
Unrealized loss on derivative financial instruments (net of tax benefits of $1,544)	—	—	—	(2,732)	(2,732)
Pension adjustments	—	—	—	(244)	(244)
Other	—	—	—	99	99

Total comprehensive loss					(9,900)
Share-based compensation	—	4,716	—	—	4,716
Adjustment to adopt FIN 48 (net of tax benefit of $781)	—	—	(226)	—	(226)
Issuance / release of shares under employee benefit plans, including tax benefits (438,423 shares)	44	3,846	—	—	3,890
Issuance of shares pursuant to a business acquisition (19,020 shares)	2	212	—	—	214

BALANCES, DECEMBER 29, 2007	2,903	109,439	66,314	5,648	184,304
Net loss	—	—	(117,824)	—	(117,824)
Translation adjustment	—	—	—	153	153
Unrealized loss on derivative financial instruments (net of tax benefits of $1,730)	—	—	—	(3,239)	(3,239)
Pension adjustments	—	—	—	(456)	(456)
Other	—	—	—	(145)	(145)

Total comprehensive loss					(121,511)
Share-based compensation	—	4,061	—	—	4,061
Issuance / release of shares under employee benefit plans, including tax benefits (492,546 shares)	49	1,607	—	—	1,656
Issuance of shares pursuant to recapitalization (46,904,763 shares)	4,690	136,092	—	—	140,782

BALANCES, JANUARY 3, 2009	7,642	251,199	(51,510)	1,961	209,292
Net loss	—	—	(25,242)	—	(25,242)
Translation adjustment	—	—	—	3,115	3,115
Unrealized gain on derivative financial instruments (net of tax benefits of $1,243)	—	—	—	4,550	4,550
Pension adjustments	—	—	—	(226)	(226)
Other	—	—	—	46	46

Total comprehensive loss					(17,757)
Share-based compensation	—	4,904	—	—	4,904
Issuance / release of shares under employee benefit plans, including tax benefits (197,289 shares)	20	92	—	—	112
Issuance of shares pursuant to warrant exercise (7,499,997 shares)	750	14,850	—	—	15,600
Other	—	(32)		—	(32)

BALANCES, JANUARY 2, 2010	$8,412	$271,013	$(76,752)	$9,446	$212,119

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,242)	$(117,824)	$(12,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,388	6,998	6,943
Amortization	20,129	21,212	16,332
Amortization of deferred financing costs	2,907	3,052	1,559
Paid-in-kind interest accrued	2,422	—	—
Amortization of discount on mandatorily redeemable preferred stock	1,460	—	—
Deferred income taxes (credit)	(2,734)	(567)	6,837
Impairment of long-lived assets	—	364	—
Goodwill and indefinite lived-intangible impairment	—	58,072	—
Pension and postretirement benefit expense	1,850	1,860	1,098
Share-based compensation	4,904	4,061	3,607
Excess tax benefit from stock-based compensation	—	(10)	(163)
Tax benefit from stock options exercised	—	10	493
Gain on sale of assets	(4,429)	(859)	(7,204)
Restructuring (including amortization expense of $133 in 2007)	4,591	6,260	6,379
Write-off of deferred financing costs	2,265	3,824	5,448
Derivative fair value adjustments and charges	4,987	5,342	—
Other	46	45	113
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,761	11,216	2,987
Inventories	10,788	21,960	(7,849)
Prepaid expenses and other current assets	2,037	628	1,803
Accounts payable	(2,988)	(3,582)	2,370
Income taxes	(9,883)	7,438	88
Other current and non-current liabilities	(9,006)	(19,823)	(19,511)

Net cash provided by operating activities	20,253	9,677	8,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,732)	(4,011)	(7,632)
Investment in Founders’ life insurance, net	—	1,644	209
Increase in capitalized software	(4,372)	(4,027)	(3,699)
Proceeds from sale of assets	13,045	20,992	18,498
Acquisitions, net of cash acquired	—	249	(176,052)
Other	—	—	81

Net cash provided by (used for) investing activities	3,941	14,847	(168,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	(4,820)
Proceeds from issuance of long-term debt	—	20,500	383,500
Payment of long-term debt	(45,892)	(139,246)	(199,910)
Payment of interest rate swap liability	—	(12,480)	—
Purchase of interest rate cap	(1,565)	—	—
Proceeds from sale of portion of notional amount of interest rate cap	484	—	—
Debt amendment and equity issuance costs	(1,603)	(17,580)	(15,911)
Issuance of common stock	186	155,197	3,391
Excess tax benefit from stock-based compensation	—	10	163

Net cash provided by (used for) financing activities	(48,390)	6,401	166,413

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,411	(390)	855

NET INCREASE (DECREASE) IN CASH	(21,785)	30,535	7,424
CASH AT BEGINNING OF YEAR	50,835	20,300	12,876

CASH AT END OF YEAR	$29,050	$50,835	$20,300

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

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic facilities in New Jersey, Massachusetts, and North Carolina. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, China, Hong Kong, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The fiscal years ended January 2, 2010 (fiscal year 2009) and December 29, 2007 (fiscal year 2007) contained 52 weeks while the fiscal year ended January 3, 2009 (fiscal year 2008) contained 53 weeks.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, debt and interest rate caps. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of January 2, 2010 and January 3, 2009.

The Company applies the fair value measurement guidance in Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and provides the framework for measuring fair value of assets and liabilities.

The Company uses derivative financial instruments to manage exposures to movements in interest rates. Derivatives are not used for speculative or trading purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. As a result the Company recognizes derivative financial instruments in its Consolidated Financial Statements at fair value regardless of the purpose or intent of the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are originally recorded as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the hedged exposure affects earnings. Changes in fair values of derivatives not qualifying as hedges are reported in earnings immediately.

Accounts Receivable Allowance

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects an estimate of the amounts that will not be collected. The valuation allowance is comprised of an allowance for doubtful

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts and sales returns. In addition to reviewing delinquent accounts receivable, other factors are considered in estimating the allowance, including historical data, customer types, credit worthiness and economic trends. Actual collections may differ, requiring adjustments to the allowance.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Reserves are established for excess and obsolete inventory, based on the Company’s on hand inventory levels versus historical demand. Components of inventories are summarized as follows (in thousands):

	January 2, 2010	January 3, 2009
Raw materials	$13,675	$17,732
Work in process	15,989	17,171
Finished goods	9,932	15,119

Gross Inventories	39,596	50,022
Reserves	(11,129)	(11,313)

Inventories, net	$28,467	$38,709

Property, Plant, and Equipment and Depreciation

Property, plant and equipment are stated at cost and include expenditures for major renewals and improvements. Maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated depreciable lives are as follows: buildings and improvements, 1 to 40 years; machinery and equipment, 1 to 11 years; and furniture and office equipment, 1 to 13 years.

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

The Company capitalized $4.4, $4.0, and $3.7 million of software development costs during 2009, 2008, and 2007, respectively. Amortization expense was $3.4, $3.8 and $3.8 million in 2009, 2008 and 2007, respectively. The 2007 amortization expense figure includes $0.1 million of amortization classified as a restructuring charge within cost of sales as it related to write-downs associated with product lines discontinued as part of the Company’s restructuring plans discussed in Note 4.

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires companies to review goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The indefinite-lived intangible asset impairment review consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets as discussed below.

Long-Lived Assets

In accordance with ASC 360, when there are indicators of impairment, the Company evaluates the recoverability of its long-lived assets by determining whether unamortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets. The estimated fair value is determined by discounting the expected future cash flows at a rate that is required for a similar investment with like risks. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss would be recognized for the excess of the carrying value over the fair value.

The Company concluded that the continued weakening of the global economy, the decline in X-Rite’s price per common share of stock throughout 2008, lower than expected operating profits and cash flows were triggering events warranting an impairment analysis on the Company’s long-lived assets in 2008. As a result of the analysis, there was no impairment indicated. Long-lived assets were also considered fully recoverable in 2009 and 2007.

Assets held for sale are stated at the lower of depreciated cost or estimated fair value less costs to sell. As of January 3, 2009, the Company had $7.3 million in assets held for sale, which relate to the Company’s former corporate headquarters (see Note 7), which was sold in the first quarter of 2009. In the fourth quarter of 2008, the Company wrote down the carrying value of the former headquarters by $0.3 million.

Mandatorily Redeemable Preferred Stock

In accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying Consolidated Balance Sheets due to its mandatory redemption feature.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue is recognized when earned in accordance with ASC 605, Revenue Recognition. Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable.

The Company executes sales through various channels including distributors, e-commerce, end user, and a direct sales force. The Company offers standard payment terms which vary from net 30 to net 90 days, based on regional practice. The Company does not offer return rights, price protection or exchange provisions. In certain instances the Company provides volume based discounts.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with ASC 985, Software Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (VSOE) exists for such elements. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

Shipping and Handling

The Company records shipping and handling charged to customers in net sales and the related expenses in cost of sales in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.6, $0.7 and $0.8 million in 2009, 2008 and 2007, respectively.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes. Income tax expense includes the current tax obligation or benefit and the change in deferred income tax balance for the period. Deferred income taxes result from the temporary differences between financial and income tax bases of certain assets and liabilities and are measured using the statutory tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse. The Company records valuation allowances on its deferred income tax assets for which it is not more likely than not that a future benefit will be received. Uncertain tax positions are recognized at the largest amount of benefit that is more likely than not of being recognized upon ultimate settlement with the tax authority.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The components of ending accumulated other comprehensive income, net of tax, are as follows (in thousands):

	2009	2008
Currency translation adjustments	$12,271	$9,156
Net unrealized loss on derivative instruments	(1,899)	(6,449)
Pensions adjustments	(926)	(700)
Other	—	(46)

Accumulated other comprehensive income	$9,446	$1,961

Stock Option Plans

The Company accounts for its employee and outside director share-based compensation plans in accordance with ASC 718, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. The Company’s employee and outside director stock option plans are disclosed in Note 10.

Per Share Data

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years (in thousands, except per share data):

	2009	2008	2007
Net Income (Loss)
Loss from continuing operations	$(25,242)	$(117,824)	$(20,822)
Discontinued operations:
Income from operations	—	—	17
Net gain on sale	—	—	8,226

Net loss	$(25,242)	$(117,824)	$(12,579)

Weighted-Average Common Shares Outstanding
Basic and Diluted	77,500	37,753	28,866

Basic and Diluted Income (Loss) Per Share
Loss from continuing operations	$(0.33)	$(3.12)	$(0.72)
Discontinued operations:
Income from operations	—	—	—
Net gain on sale	—	—	0.28

Net loss per share	$(0.33)	$(3.12)	$(0.44)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dilutive potential shares consist of employee stock options, restricted common stock awards, and restricted share unit awards. The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 7,555,000 in 2009, 3,319,000 in 2008, and 1,292,000 in 2007.

Foreign Currency Translation

Most of the Company’s foreign operations use their local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income (loss). Net realized and unrealized losses from re-measurement of foreign currency transactions were $2.5, $2.2, and $1.2 million for 2009, 2008, and 2007, respectively.

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

New Accounting Standards

The Financial Accounting Standards Board (FASB) launched its Accounting Standards Codification (ASC or the Codification), the single source of nongovernmental authoritative generally accepted accounting principles in the United States (U.S. GAAP), and was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy. References to accounting standards in this Form 10-K refer to the relevant ASC topic. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s financial condition, results of operations, or cash flows.

Effective January 4, 2009, the Company adopted new disclosure rules of ASC 815, Derivatives and Hedging, related to how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815 did not affect the Company’s financial condition, results of operations, or cash flows. The enhanced disclosures regarding derivative instruments and hedging activities are included in Note 9 to the Consolidated Financial Statements.

Effective January 4, 2009, the Company adopted the provisions of ASC 260, Earnings Per Share, concerning non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. These securities must be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s reported and basic diluted earnings per share.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second update, as codified in ASC 320-10-65 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ending after June 15, 2009. There was no impact to the Company’s consolidated financial statements as a result of the adoption of these standards.

In the second quarter of 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The updated modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 (fiscal 2011 for the Company). The Company is currently assessing the impact to its financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14 Software (ASC 985): Certain Revenue Arrangements That Include Software Elements, which modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 will be effective for fiscal years beginning on or after June 15, 2010 (fiscal 2011 for the Company) with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact to its financial condition, results of operations or cash flows.

The Company adopted the plan asset disclosures of ASC 715, Compensation—Retirement Benefits, related to defined benefit pension or other postretirement plans. The disclosures about plan assets required by ASC 715 are provided in Note 11 to the Consolidated Financial Statements.

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company is currently evaluating the impact these standards will have on its financial condition, results of operations, or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. The Company will adopt ASU No. 2010-02 in fiscal 2010 and does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2—BUSINESS SEGMENTS

The Company is comprised of two operating segments, as defined in ASC 280, Disclosures about Segments of an Enterprise and Related Information. The Color Measurement segment consists of quality control instrumentation that measures, communicates, and simulates color. These products are used in several industries but in all cases their core application is the measurement of color. Company management views its products, technology, and key strategic decisions in terms of the global color measurement market and not the specific components of the markets it serves.

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

(in thousands)	2009	2008	2007
Net Sales:
Color Measurement	$159,137	$219,373	$239,698
Color Standards	32,530	42,118	9,012

Total	$191,667	$261,491	$248,710

Depreciation and Amortization:
Color Measurement	$19,578	$21,021	$21,533
Color Standards	6,939	7,189	1,742

Total	$26,517	$28,210	$23,275

Operating Income (Loss):
Color Measurement	$(1,803)	$8,573	$18,041
Color Standards	5,624	(63,437)	(1,398)

Total	$3,821	$(54,864)	$16,643

Capital Expenditures:
Color Measurement	$4,420	$3,446	$7,623
Color Standards	312	565	9

Total	$4,732	$4,011	$7,632

Total Assets:
Color Measurement	$367,905	$412,238
Color Standards	104,810	133,419

Total	$472,715	$545,657

The accounting policies used to determine profitability and total assets of the reportable operating segments are the same as those of the Company, which are disclosed in Note 1.

The following table summarizes net sales from continuing operations by product line (in thousands):

	2009	2008	2007
Imaging and Media	$72,408	$112,571	$124,209
Industrial	43,367	53,159	58,274
Retail	14,276	18,307	22,249
Color Support Services	23,713	28,931	28,285
Other	5,373	6,405	6,681

Total Color Measurement	159,137	219,373	239,698
Color Standards	32,530	42,118	9,012

Total Net Sales	$191,667	$261,491	$248,710

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

	2009	2008	2007
Domestic sales	$67,832	$85,807	$85,326
International sales:
Europe	72,056	115,494	106,775
Asia	42,798	50,017	46,366
Other Countries	8,981	10,173	10,243

	123,835	175,684	163,384

Total net sales from continuing operations	$191,667	$261,491	$248,710

The Company’s long-lived tangible assets are as follows (in thousands):

	2009	2008
Long-lived assets:
U.S. operations	$51,656	$59,270
International	10,138	12,444

	$61,794	$71,714

No single customer accounted for more than 10 percent of total consolidated net sales in 2009. For fiscal years 2008 and 2007 the Company had one significant customer, Heidelberger Druckmaschinen AG, which accounted for $32.0 and $28.3 million, or 12.2 and 11.4 percent, of total net sales in 2008 and 2007, respectively.

NOTE 3—ACQUISITIONS

Pantone, Inc.

On October 24, 2007, the Company completed its acquisition of Pantone, for a purchase price of $174.4 million plus transaction costs. A working capital adjustment of $0.3 million was made in the second quarter of 2008, decreasing the cash consideration amount to $174.1 million.

As part of the acquisition process, the Company utilized a third party investment banking firm to advise the Company with respect to the transaction, including negotiation of the purchase price. In arriving at the purchase price for Pantone, the Company considered a multiple of factors, including:

•	A history of year-over-year growth of approximately 7.0 percent

•	A history of generating positive cash flow

•	A history of operating in a high gross margin industry, and

•	The potential for cost synergies due to their natural relationship with X-Rite

Given the positive cash flow operations of the acquired company, combined with their lean balance sheets and synergistic relationship with X-Rite, the purchase price was determined.

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

As part of the purchase price allocation, an adjustment of $15.4 million was recorded to reflect the fair value of inventory at the date of the acquisition. This adjustment was recognized in cost of sales ratably as the inventory was sold over the course of one year. During 2008 and 2007, the Company recognized $12.8 and $2.6 million, respectively, in cost of sales related to the fair value valuation of Pantone’s inventory.

The identifiable intangible assets are amortized on a straight-line basis over their expected useful lives. The total weighted average amortization period for these intangible assets is 12 years. Included within the trademarks and trade names are $19.7 million of indefinite-lived intangibles assets which are not subject to amortization. During the fourth quarter of 2008, an impairment charge of $58.1 million was recognized in relation to the acquired goodwill and indefinite-lived intangibles. See Note 6 for further discussion of this impairment.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information assumes the Pantone acquisition occurred as of the beginning of fiscal 2007. The pro forma information contains the actual combined operating results of X-Rite and Pantone with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of fiscal 2007. Pro forma adjustments include elimination of sales between X-Rite and Pantone during the period presented, the amortization of acquired intangible assets, and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the years presented (in thousands, except per share data):

2007
Net sales	$283,353
Net loss	(30,315)
Basic and diluted net loss per share	$(1.05)

NOTE 4—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, lease termination costs, and employee severance pay due to layoffs. Restructurings may occur as a result of corporate acquisitions or a major reconfiguration of business operations.

In 2009, the Company incurred $4.5 million in restructuring charges of which $4.4 million were recorded in operating expenses and $0.1 were recorded in cost of sales. In 2008, the Company incurred $6.3 million in restructuring charges of which $5.9 million were recorded in operating expenses and $0.4 million were recorded in cost of sales. In 2007, the Company incurred $6.4 million in restructuring charges of which $6.1 million were recorded in operating expenses and $0.3 million were recorded in cost of sales.

The Company has engaged in the following corporate restructurings:

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs. The work force reductions include approximately $6.0 million recognized in 2006 related to the former CEO’s contract settlement. Asset write-downs include inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines. Of these asset write-downs, $6.4 million were classified as a component of cost of sales in 2007, while all other restructuring charges were included in a separate restructuring line within operating expenses on the accompanying Consolidated Statement of Operations.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has fully executed its restructuring plan related to Amazys. The only future charges that the Company anticipates incurring for this restructuring are related to true-up of the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. Cumulative charges incurred to date related to the Amazys restructuring plan are $19.9 million. The following table summarizes the severance accrual balances and utilization for these restructuring actions (in thousands):

	Severance	Asset Write Downs	Facility Exit and Lease Termination Costs	Other	Total
Balance at December 30, 2006	$6,516	$—	$—	$—	$6,516
Charges incurred in 2007	2,052	594	176	262	3,084
Amounts paid or utilized in 2007	(4,202)	(594)	(176)	(262)	(5,234)

Balance at December 29, 2007	4,366	—	—	—	4,366
Charges incurred in 2008	659	349	103	24	1,135
Amounts paid or utilized in 2008	(3,665)	(349)	(103)	(24)	(4,141)

Balance at January 3, 2009	1,360	—	—	—	1,360
Charges (recoveries) incurred in 2009	(425)	—	—	4	(421)
Amounts paid or utilized in 2009	(644)	—	—	(4)	(648)

Balance at January 2, 2010	$291	$—	$—	$—	$291

April 2008 Restructuring Plan

In the first quarter of 2009, the Company completed the restructuring actions initiated in prior periods related to the restructuring plan announced in April 2008 (the April 2008 restructuring plan). The April 2008 restructuring plan was initiated in response to weaker than expected economic conditions and market softness that adversely affected net sales. The plan consisted of a revised cost savings and an operational plan which included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions. To date, the Company has incurred $3.9 million in charges in connection with the April 2008 restructuring plan. The Company has fully executed the April 2008 restructuring plan. The following table summarizes the remaining severance accrual balances related to these restructuring actions (in thousands):

	Severance	Asset Write Downs	Other	Total
Charges incurred in 2008	$2,316	$21	$1,538	$3,875
Amounts paid or utilized in 2008	(2,298)	(21)	(1,538)	(3,857)

Balance at January 3, 2009	18	—	—	18
Charges incurred in 2009	7	—	50	57
Amounts paid or utilized in 2009	(22)	—	—	(22)

Balance at January 2, 2010	$3	$—	$50	$53

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Severance	Asset Write Downs	Other	Total
Charges incurred in 2008	$666	$—	$69	$735
Amounts paid or utilized in 2008	(16)	—	(33)	(49)

Balance at January 3, 2009	650	—	36	686
Charges incurred in 2009	313	143	458	914
Amounts paid or utilized in 2009	(963)	(143)	(494)	(1,600)

Balance at January 2, 2010	$—	$—	$—	$—

January 2009 Restructuring Plan

On January 8, 2009, the Company announced a profit improvement plan to address the unfavorable economic conditions (January 2009 restructuring plan). The January 2009 restructuring plan includes narrowing the Company’s business focus and closing certain facilities, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of 101 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. The Company has incurred $3.0 million in charges, to date, for this restructuring plan. The Company has fully executed the January 2009 restructuring plan. The following table summarizes the severance, lease, and other accrual balances related to these restructuring actions (in thousands):

	Severance	Lease Termination Costs	Other	Total
Charges incurred in 2009	$2,455	$415	$154	$3,024
Amounts paid or utilized in 2009	(2,429)	(415)	(154)	(2,998)

Balance at January 2, 2010	$26	$—	$—	$26

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Optronik 2009 Restructuring Plan

In the fourth quarter of 2009, the Company initiated restructuring activities related to Optronik, a foreign subsidiary of the Company. In early 2010 assets of Optronik were sold and the color business was retained and merged into another subsidiary. The restructuring expenses relate primarily to headcount reductions. The Company had a remaining accrual of approximately $0.4 million at January 2, 2010. The following table summarizes the severance and other accrual balances related to these restructuring actions (in thousands):

	Severance	Other	Total
Charges incurred in 2009	$303	$234	$537
Amounts paid or utilized in 2009	—	(162)	(162)

Balance at January 2, 2010	$303	$72	$375

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global tax structure, rationalize its corporate structure, and reorganize the global treasury and cash management footprint. These efforts and related costs are related to the Company’s past acquisitions and do not include normal recurring operating costs. The Company incurred $0.5 million for 2009 in other related charges. As of January 2, 2010, the Company had accrued $0.2 million of other related charges.

Other related charges associated with the Amazys acquisition were $0.1 and $3.3 million for 2008 and 2007, respectively. Other related charges associated with the Pantone acquisition were $0.4 and $0.1 million for 2008 and 2007, respectively.

NOTE 5—DISCONTINUED OPERATIONS

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component.

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

The Company recorded a net gain on the sale of $8.2 million for the year ended December 29, 2007, which is presented as a gain on sale of discontinued operations in the accompanying Consolidated Statements of Operations. The results of operations for the Labsphere subsidiary through the date of sale were reported within discontinued operations in the accompanying Consolidated Statements of Operations. In accordance with ASC 360, the Company has also reclassified the prior year statement of operations to present the results of Labsphere within discontinued operations. Interest expense was not allocated to Labsphere, therefore, all of the Company’s interest expense is included within continuing operations.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income (loss) from discontinued operations are presented below (in thousands):

2007
Net sales	$793

Loss from operations before income taxes	$(52)
Income tax benefit	(69)

Income from operations	$17

Gain on disposal	$6,367
Income tax benefit	1,859

Net gain on disposal	$8,226

There were no remaining assets or liabilities of discontinued operations reported in the Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009. In addition, in the Consolidated Statements of Cash Flows the cash flows of discontinued operations were not disclosed separately in any period presented.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangible assets by segment for the years ending January 2, 2010 and January 3, 2009, is as follows (in thousands):

	Color Measurement	Color Standards	Total
December 29, 2007	$205,759	$98,655	$304,414
Acquisition purchase price adjustments	(10,225)	11,972	1,747
Impairment charge	—	(58,072)	(58,072)
Foreign currency adjustments	(386)	—	(386)

January 3, 2009	195,148	52,555	247,703
Foreign currency and other adjustments	(250)	—	(250)

January 2, 2010	$194,898	$52,555	$247,453

During the second quarter of 2008, the Company finalized the deferred income tax asset contingencies associated with the Amazys acquisition, and accordingly, reduced goodwill by $3.9 million. In connection with the Pantone acquisition in October 2007, the Company recorded $90.6 million of goodwill and $69.3 million of intangible assets. See Note 3 for further discussion of these acquisitions. As of January 2, 2010 and January 3, 2009, included within the Color Standards segment are $19.7 million of indefinite-lived intangible assets.

As discussed in Note 1, the Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, which requires the Company to test the recorded amount of goodwill and indefinite-lived intangibles for recovery on an annual basis, or more frequently if a triggering event occurs. The Company tests for impairment during the fourth quarter of each fiscal year.

Goodwill Impairment Analysis

Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. As such, the Company has determined that the Color Measurement and Color Standard segments meet the requirement of a reporting unit for purposes of the goodwill evaluation.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill impairment evaluation is a two step process. In Step One, the fair value of each reporting unit is compared to its book value. The Company must apply judgment in determining the estimated fair value, and a combination of present value techniques and quoted market prices are used to determine fair value. If the fair value exceeds book value, goodwill is not impaired for that reporting unit, and no further testing would be required. If the fair value is less than book value, a Step Two analysis must be completed. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. An impairment loss is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.

The following valuation methodologies and assumptions were used in the goodwill impairment analysis as of and for the year ended January 2, 2010:

•

Discounted cash flow method under the income approach whereby cash flows were discounted to present value using an appropriate discount rate. The application of the discounted cash flow method required the development of discrete cash flow projections for the Color Measurement and Color Standard reporting units.

•

The Company considered the value indicators provided by the Guideline Company Method (GCM) under the market approach, in addition to the implied control premium in evaluating the reasonableness of the fair value results.

•

Discount rates for the reporting units ranged from 12.5 percent to 13.5 percent. The discount rate was developed utilizing the capital asset pricing model through which a weighted average cost of capital was derived.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

Based on the results of our 2009 annual assessment of the recoverability of goodwill, the fair values of the Color Measurement and Color Standard reporting units exceeded book value, and accordingly, there was no impairment of goodwill as of and for the year ended January 2, 2010.

Based on the results of the 2008 annual assessment of the recoverability of goodwill, the fair value of the Color Measurement reporting unit exceeded book value, and accordingly, there was no impairment of goodwill. The Color Standard reporting unit fair value was less than the book value, and the Company completed a Step Two analysis. The results of the Step Two analysis resulted in the recognition of a goodwill impairment loss in 2008. The total impairment loss in 2008 amounted to $58.1 million, of which $51.8 related to the impairment of goodwill and the remaining $6.3 related to the impairment of indefinite-lived intangible assets, discussed in more detail in the following paragraphs.

Differences in the Company’s actual future cash flows, results of operations, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for purposes of calculating the respective reporting unit fair values could affect the results of the annual goodwill evaluation and could potentially lead to future goodwill impairment charges.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indefinite-Lived Intangible Impairment Analysis

Indefinite-lived intangible assets are evaluated utilizing an income approach that estimates the fair value of the discounted cash flows. The fair value of the indefinite-lived intangible asset is compared to its carrying value, and an impairment loss is recognized if the fair value is less than the carrying value.

The following valuation methodologies and assumptions were used in the analysis of the indefinite-lived intangible asset:

•	The income approach, utilizing the relief from royalty method, was used to estimate fair value.

•	Relief from royalty rate considered publicly disclosed arm’s length licensing agreements, review of internal licensing agreements, and other factors.

•	Future projections are based on past performance

•	Estimate of future cash flows based on expected growth and royalty rates

•	Weighted average cost of equity

The methodology for valuing indefinite-lived intangible assets is applied consistently. The Company believes the discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the indefinite-lived intangible assets projected future cash flows and replicates how market participants would value the company’s intangible assets in an orderly transaction.

The Company did not recognize an impairment loss on its indefinite-lived intangible assets in 2009, and recognized an impairment loss of $6.3 million in 2008.

The following amounts were included in other intangibles as of January 2, 2010 and January 3, 2009 (in thousands):

	2009		2008
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Technology and patents	$55,529	$(27,724)	$55,529	$(20,295)
Customer relationships	46,543	(12,420)	46,543	(8,708)
Trademarks and trade names	9,614	(4,299)	9,614	(3,202)
Covenants not to compete	10,558	(10,402)	10,558	(6,729)

Total	$122,244	$(54,845)	$122,244	$(38,934)

ASC 350 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment if indications of impairment are present in accordance with ASC 360. The Company performed an impairment analysis of long-lived assets and intangible assets with determinable useful lives and the results of which indicated no impairment loss in 2008. During 2009 there were no impairment triggering events warranting an impairment analysis.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense is computed using the straight-line method over the estimated useful lives of the intangible assets as follows:

Customer and distribution relationships	5 to 15 years
Trademarks and trade names	7 to 10 years
Technology and patents	3 to 15 years
Covenants not to compete	2 to 3 years

Amortization expense was $15.9 million for 2009, $17.4 million for 2008 and $13.0 million for 2007. Estimated amortization expense for intangible assets for each of the succeeding five years is as follows (in thousands):

2010	$11,959
2011	11,793
2012	11,793
2013	4,954
2014	4,610

NOTE 7—LONG-TERM DEBT

As of January 2, 2010 and January 3, 2009, the Company’s long-term debt consisted of the following (in thousands):

	2009	2008
Mortgage	$—	$5,180
First Lien Facility	157,278	171,491
Second Lien Facility	26,356	67,763
Revolving Line of Credit	—	26,500

	183,634	270,934
Less current portion	(7,234)	(6,917)

Total long-term debt	$176,400	$264,017

Long-term debt matures as follows (in thousands):

	First Lien Credit Facility	Second Lien Facility	Total
2010	$7,234	$—	$7,234
2011	1,609	—	1,609
2012	148,435	—	148,435
2013	—	26,356	26,356

	$157,278	$26,356	$183,634

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above repayment schedule, the Company is obligated to make additional principal payments in an amount ranging from 50 to 75 percent (depending on the Company’s leverage ratio at the time) of “consolidated excess cash flow”, as defined in the first lien credit facility agreement, and reduced by voluntary prepayments of the first lien term loan or permanent reductions of the revolver. Consolidated excess cash flow is a measure that starts with earnings before interest, depreciation, taxes, and amortization and adjusts for certain items including changes in working capital, capital expenditures, and cash paid in connection with permitted acquisitions. The Company made a payment of $5.6 million on March 1, 2010, under this provision of the first lien agreement.

Mortgage Loan

As of the end of 2008, the Company had a mortgage loan of $5.2 million related to its former headquarters. On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million, proceeds from which were used to pay transaction closing costs and the balance of the mortgage, with the remainder of $1.7 million used to repay a portion of the Company’s first lien term loan.

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

The credit facilities contain operational and financial covenants regarding the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits, required delivery of reports and information, and compliance with certain financial ratios. On April 3, 2008, the Company announced that it was not in compliance with certain covenants under its secured credit facilities. As a result of the defaults, borrowings on the Company’s revolving line of credit were frozen and default interest was charged on the first lien loan. On August 20, 2008, the Company entered into forbearance and amendment agreements with the first and second lien lender groups, that provided for forbearance on the defaults through the closing of the Company’s recapitalization (Corporate Recapitalization Plan), at which time the lenders agreed to amend the credit facilities to provide new financial covenants and interest rates, with the amendments effective on the date of closing of the Corporate Recapitalization Plan. As of January 2, 2010 and January 3, 2009, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 18, 2009, the Company entered into an Exchange Agreement to effectively convert $41.6 million of the second lien principal outstanding to 41,561 shares of newly issued Series A Preferred Stock (the Exchange). As a result of the Exchange, the first and second lien agreements were amended to provide consent for the reduction of the second lien outstanding loan amount. See Note 8 for further discussion of the Exchange.

Interest Expense

During the fourth quarter of 2009, the Company selected as its primary interest rate basis three month LIBOR (subject to a floor of 3.0 percent), plus a 5.0 percent margin for most of the outstanding amount under the first lien facility. Outstanding first lien borrowings under the Prime Rate basis required a 4.0 percent margin during the quarter. Under the terms of the amended credit agreements, the margin above either LIBOR or Prime Rate on first lien borrowings is subject to adjustment based on the Company’s leverage ratio. Accordingly, during the fourth quarter the margin on both LIBOR and Prime Rate outstanding amounts on the first lien were reduced by 0.5 percent.

The Company selected as its second lien primary interest rate basis three month LIBOR (subject to a floor of 3.0 percent) plus an 11.375 percent margin for most of the outstanding amount. Outstanding second lien borrowings under the Prime Rate basis (subject to a 4.0 percent floor) required a 10.38 percent margin during the quarter.

Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on Prime Rate based loans are either paid at the time the loan is repaid or on a scheduled quarterly basis. The Company entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 9 for further discussion).

As of January 2, 2010 and January 3, 2009, the credit facilities’ variable rates ranged from 6.75 to 14.38 percent per annum and from 4.5 to 14.4 percent per annum, respectively. As of these dates, the weighted average interest rates for all of the Company’s debt were 8.5 percent per annum and 9.0 percent per annum, respectively, exclusive of amortization of deferred financing costs and the effect of derivative instruments. Total interest expense incurred by the Company in 2009 was $33.5 million, including $2.9 million of amortization of deferred financing fees. Total interest expense incurred by the Company in 2008 was $46.3 million, including $3.6 million of expense related to deferred financing fees and $5.7 million related to terminated swap agreements, which includes $0.4 million of interest on the terminated swap liability. Cash paid for interest for secured debt during 2009, 2008, and 2007 totaled $18.0 million, $37.9 million and $20.4 million, respectively.

Deferred Financing Fees

The Company recorded deferred financing costs in connection with the secured senior credit facilities discussed above. These costs are currently being amortized over the lives of the related facilities. The Company wrote off $2.3 million in deferred financing costs and capitalized an additional $0.3 million related to first and second lien amendment fees and in connection with the Exchange dated August 18, 2009. As a result of the Corporate Recapitalization Plan on October 28, 2008, the Company wrote-off $3.8 million of deferred financing fees related to the portion of the first and second liens prepaid, capitalized an additional $3.3 million related to forbearance and amendment fees, and expensed $0.4 million of prepayment fees related to the early pay down on the second lien. The remaining deferred financing fees unamortized balance as of January 2, 2010 and January 3, 2009 was $8.6 and $12.3 million, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On August 18, 2009, the Company entered into an Exchange Agreement to exchange $41.6 million of second lien term loan principal outstanding to 41,561 shares of newly issued Series A Preferred Stock (preferred stock or mandatorily redeemable preferred stock or MRPS) with a stated value of $1,000 per share. The preferred stock ranks senior to common stock in respect of payment of dividends or the distribution of assets upon liquidation of the Company.

The MRPS entitle the holders to dividends at a fixed annual rate of 14.375 percent per annum compounded quarterly and is mandatorily redeemable on January 23, 2014. The MRPS contain a provision that would increase the dividends an additional 2.0 percent per annum if the Company defaults or would have defaulted except for modifications, amendments, or waivers by its first and second lien lenders. Upon redemption, the preferred stock holders receive the stated value of $1,000 per share plus all dividends. Dividends may be paid in cash or paid in kind (PIK), at the discretion of the Board of Directors.

Early redemption of the MRPS may occur subsequent to February 18, 2010, at the option of the Company, at an alternative redemption price or upon refinancing of the first and second lien credit agreements. The cost to early redeem the preferred stock is equal to the liquidation preference, defined as the stated value per share plus all unpaid or PIK dividends, multiplied by the Early Redemption Multiplier, 107 percent if the preferred stock is redeemed between February 19, 2010 and October 25, 2010. The Early Redemption Multiplier decreases annually each October 25 ultimately to a Multiplier of 100 percent if the preferred stock is redeemed after October 25, 2013 and prior to the mandatory redemption date.

The Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share, and expire on August 18, 2019. The Company determined the fair value of the Warrants of $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which is classified as a discount on the mandatorily redeemable preferred stock. The discount is accreted to interest expense in the accompanying consolidated statement of operations over the period of issuance to the mandatory redemption date. The accretion for the year ended January 2, 2010 was $1.5 million. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders.

Deferred Financing Costs

In connection with the Exchange, the Company capitalized $1.6 million in deferred financing costs related to legal and amendment fees incurred in connection with the issuance of MRPS. These costs are currently being amortized over the life of the related facilities. In addition, the Company wrote-off $2.3 million of previously existing deferred financing costs related to the second lien term loans. The remaining deferred financing fees unamortized balance as of January 2, 2010 was $8.6 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—FINANCIAL INSTRUMENTS

The provisions of ASC 820, Fair Value Measurements, addresses the accounting for financial assets and liabilities, and non financial assets and liabilities, measured at fair value on a recurring basis. Fair value measurements must be classified and disclosed in one of the following three categories:

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

The Company has classified certain marketable securities held in a trust for a former employee within the Level 1 category of the fair value hierarchy, and accordingly, recognized an asset of $0.8 million as of January 2, 2010 and January 3, 2009 related to the marketable securities.

The Company has classified its interest rate caps within the Level 2 category of the fair value hierarchy, and accordingly, recognized $0.7 and $1.6 million at January 2, 2010 and January 3, 2009, respectively, related to the interest rate caps.

The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at January 2, 2010 and January 3, 2009, respectively.

The Company accounts for derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded in income or in shareholders’ investment as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

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

Interest Rate Swaps

The Company utilized interest swap agreements designated as cash flow hedges of the outstanding variable rate borrowings of the Company. These agreements resulted in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received was recorded as interest income or expense. Under ASC 815, Accounting for Derivative Instruments and Hedging Activities, these swap transactions were

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss was initially recorded as a component of accumulated other comprehensive income, net of taxes, and subsequently reclassified into earnings when the hedged interest expense affected earnings.

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

On April 21, 2008, the Company terminated the interest rate swap agreements, and the fair value on the date of termination was a liability of $12.1 million. The swap liability accrued interest until the closing of the Corporate Recapitalization Plan, at which time the Company paid the outstanding balance on the swap liability and the accrued interest (see Note 7 for further information).

Due to termination of the swap contracts on April 21, 2008, the related balances in accumulated other comprehensive income were frozen and the balance will be amortized to interest expense over the period of the original hedged cash flows (which extends through 2012). The Company recorded interest expense of $4.9 and $5.7 million in 2009 and 2008, respectively, related to the terminated swaps. The balance in accumulated other comprehensive loss was $1.6 and $6.5 million as of January 2, 2010 and January 3, 2009, respectively, of which $1.4 million is expected to be reclassified to earnings during 2010.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3-month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The interest rate cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes by $1.0 million every six months through January 6, 2012.

Effective April 6, 2009, the Company reduced the notional amount of the cap by $25 million. The Company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a reduction of interest expense related to this amendment. On September 30, 2009, the Company reduced the notional amount of the cap by $65 million as part of the MRPS transaction described in Note 8. The Company received $0.4 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a reduction of interest expense related to this amendment.

At inception the cap was designated as a cash flow hedge under ASC 815. The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate caps as described by the Derivative Implementation Group (DIG) Issue G20 Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge and records subsequent changes in fair value in other comprehensive income, including the changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt will be reclassified out of accumulated other comprehensive income into earnings (as interest expense) when the forecasted transaction occurs.

The interest rate cap was marked to market value as of January 2, 2010. The effective portion of the interest rate cap recognized in accumulated other comprehensive income is $0.3 million. As LIBOR did not exceed the capped rate in 2009, no cash was received from the existing cap agreements during 2009 and $0.1 million was

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassified from accumulated other comprehensive income to interest expense. The amount of accumulated other comprehensive income related to the cap expected to be reclassified to interest expense over the next twelve months is nominal.

NOTE 10—SHARE-BASED COMPENSATION

Description of Share-Based Compensation Plans

Employee Stock Purchase Plan—The Company may sell up to one million shares of common stock to its employees under an employee stock purchase plan. Eligible employees who participate purchase shares quarterly at 85 percent of the market price on the date purchased.

Stock Option and Restricted Stock Plan—The Company has a stock incentive plan authorizing 7 million shares of common stock. This plan became effective on October 28, 2008, and replaced the Company’s previous option and restricted stock plans. The new plan permits stock options, stock appreciation rights, restricted stock awards, and restricted stock units to be granted to employees, the Company’s Board of Directors, and consultants and advisors to the Company. To date, stock options, restricted stock awards, and restricted stock units have been granted under this plan. Stock option exercise prices and vesting schedules are determined at the time of grant, which range from immediate to five year vesting. No options are exercisable later than ten years after the date of grant. Restricted shares awarded under this plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. Restricted share units awarded under this plan do not entitle the holder to the rights of common stock ownership and may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. Restriction periods for restricted shares and restricted share units are determined by a committee appointed by the Board of Directors and range from immediate to five years.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Forfeitures—The Company applies an estimated forfeiture rate to options as they vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The Company used the following assumptions in valuing employee options granted during 2009, 2008, and 2007:

	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Volatility	56 - 58%	48 - 57%	52 - 54%
Risk-free interest rates	2.3 - 3.2%	2.7 - 3.6%	4.5 - 4.8%
Expected term of options	7 years	7 years	7 years

Stock Option and Award Activity

Restricted Stock Awards

Restricted stock award activity for 2009, 2008, and 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 30, 2006	123,780	$10.72
Granted	343,041	13.51
Vested	(75,761)	10.23
Forfeited	(9,813)	12.50

Unvested balance at December 29, 2007	381,247	$13.28

Granted	999,052	3.73
Vested	(405,602)	8.83
Forfeited	(25,698)	9.06

Unvested balance at January 3, 2009	948,999	$5.25

Granted	559,335	2.03
Vested	(114,440)	9.99
Forfeited	(81,651)	3.68

Unvested balance at January 2, 2010	1,312,243	$3.37

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the 1,312,243 restricted shares outstanding at the end of the year, 728,634 vest based upon achievement of performance targets over periods ranging from one to five years.

The total fair value of shares vested, determined as of the release date was $2.8, $1.4 and $1.0 million, respectively, during 2009, 2008 and 2007. The tax benefit that was recognized related to these releases was $0.1, $0.4 and $0.3 million in 2009, 2008 and 2007, respectively.

Restricted Stock Units

Restricted stock unit activity for 2009 and 2008 was as follows:

	Units	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value (thousands)
Unvested balance at December 29, 2007	—
Granted	519,000

Unvested balance at January 3, 2009	519,000	4.0	$773

Unvested balance at January 2, 2010	519,000	3.0	$1,131

Vested and expected to vest as of January 2, 2010	459,627	3.0	$1,002

Vested at January 2, 2010	—	—	—

All restricted stock units vest based upon achievement of performance targets over periods ranging from three to five years.

There is no cost to the employee to exercise restricted stock units. No restricted stock units were granted prior to 2008, and no restricted stock units have been vested under the plan as of January 2, 2010. The weighted average grant date fair value of units granted during 2008 was $3.19 per share and there were no units granted in 2009.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Stock option activity for 2009, 2008, and 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value (thousands)
Outstanding at December 30, 2006	2,330,455	$11.88
Granted	441,764	12.67
Exercised	(340,021)	9.20
Forfeited	(36,492)	12.09
Expired	(217,600)	16.16

Outstanding at December 29, 2007	2,178,106	$12.03	5.83	$2,046

Granted	2,222,082	4.01
Exercised	(12,221)	1.84
Forfeited	(151,365)	8.73
Expired	(250,840)	14.92

Outstanding at January 3, 2009	3,985,762	$7.53	7.02	$28

Granted	2,381,631	1.49
Exercised	(1,350)	1.29
Forfeited	(158,824)	3.23
Expired	(143,706)	11.26

Outstanding at January 2, 2010	6,063,513	$5.18	7.01	$1,727

Vested and expected to vest as of January 2, 2010	5,933,187	$5.24	6.96	$1,687

Exercisable at January 2, 2010	3,309,594	$7.17	5.31	$788

The aggregate intrinsic value of options outstanding as of January 2, 2010, was calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

The weighted average grant date fair value of options granted during 2009 was $0.89. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was not significant. During 2008 and 2007, the weighted average grant date fair value of options granted was $2.19 and $7.58 per share, respectively, and the total intrinsic value of options exercised, determined as of the exercise date, was nominal in 2008 and $1.4 million in 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 was as follows (in thousands):

	2009	2008	2007
Stock options	$2,981	$1,916	$1,938
Restricted stock awards	1,556	1,971	1,559
Restricted stock units	350	63	—
Employee stock purchase plan	17	30	46
Cash bonus conversion plan	—	—	94

	4,904	3,980	3,637
Vesting related to restructuring activities	—	295	542

Total share-based compensation expense	$4,904	$4,275	$4,179

All share-based compensation expense was recorded in the Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. The total income tax benefit recognized related to this compensation was $1.2 million for the year ended January 2, 2010, $1.1 million for the year ended January 3, 2009 and $0.7 million for the year ended December 29, 2007. As of January 2, 2010, there was unrecognized compensation cost for non-vested share-based compensation of $2.9 million related to options, $2.1 million related to restricted share awards, and $1.0 million related to restricted stock units. These costs are expected to be recognized over remaining weighted average periods of 1.92, 2.24, and 2.99 years, respectively.

Cash received from options exercised during 2009 and 2008 was not significant and in 2007 was $3.1 million. The tax benefit that was recognized related to these option exercises was not significant in 2009 and 2008 and was $0.4 million in 2007.

NOTE 11—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The Company’s matching expense for the plans was $1.1 and $0.8 million in 2008 and 2007, respectively. The matching contributions of the Company are discretionary and, in conjunction with its restructuring efforts, the Company suspended the match in the first quarter of 2009. In effect, the matching expense for 2009 was nominal.

Defined Benefit Plan

The Company maintains a defined benefit plan for employees of a subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Swiss Life Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The last actuarial valuation was carried out as of December 31, 2009. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current assets, as of January 2, 2010 and January 3, 2009, were determined as follows (in thousands):

	2009	2008
Fair value of plan assets	$26,320	$24,107
Projected benefit obligation	(26,984)	(24,000)

Net asset (liability) in the Balance Sheet	$(664)	$107

The following weighted-average assumptions were used in accounting for the defined benefit plan:

	2009	2008
Discount rate	2.75%	3.25%
Expected return on plan assets	4.00%	4.50%
Future salary increases	1.00%	1.50%
Future pension increases	0.25%	0.25%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

During the years ended January 2, 2010 and January 3, 2009, respectively, the pension fund’s weighted average expected long-term rate of return on assets was 4.0 and 4.5 percent, respectively. In developing this assumption, the input from third party pension plan asset managers was evaluated, including their review of asset class return expectations, long-term inflation assumptions, and historical average return.

Net periodic pension cost during 2009, 2008 and 2007 includes the following (in thousands):

	2009	2008	2007
Service cost	$2,032	$2,130	$1,488
Interest	767	805	668
Expected return on plan assets	(949)	(1,075)	(1,058)

Net periodic pension cost	$1,850	$1,860	$1,098

For the years 2009, 2008 and 2007, the Company recorded a charge of $0.2, $0.5 and $0.2 million, respectively, in Other Comprehensive Income related to actuarial losses. This is the only amount in Accumulated Other Comprehensive Income related to the pension as of January 2, 2010, January 3, 2009 and December 29, 2007.

Changes in projected benefit obligations during 2009 and 2008 were as follows (in thousands):

	2009	2008
Obligations at beginning of period	$24,000	$22,142
Service cost	2,032	2,130
Interest cost	767	805
Participant contributions	743	953
Actuarial gain	(481)	(317)
Benefit payments	(1,056)	(2,969)
Foreign exchange translation effect	979	1,256

Obligations at end of period	$26,984	$24,000

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated benefit obligations were $26.3, $23.1 and $18.5 million as of the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Changes in the fair value of plan assets for 2009 and 2008 were as follows (in thousands):

	2009	2008
Fair value at beginning of period	$24,107	$22,867
Benefit payments	(1,056)	(2,969)
Employer contributions	1,266	1,668
Participant contributions	743	953
Gain on plan assets	316	299
Foreign exchange translation effect	944	1,289

Fair value at end of period	$26,320	$24,107

The weighted average actual asset allocations, by asset category, for the pension plan assets as of January 2, 2010 and January 3, 2009 were as follows:

	2009	2008
Reinsurance contract with Swiss Life	97.6%	96.9%
Real Estate	—	1.5%
Other	2.4%	1.6%

Total	100.0%	100.0%

The assets held under the collective reinsurance contract by the Plan’s re-insurer Swiss Life Insurance Company are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law. The following table presents a rollforward of pension plan assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at January 3, 2009 and January 2, 2010 (in thousands):

Balance at beginning of period	$24,107
Actual return on plan assets held at the reporting date	316
Purchases, sales, and settlements	1,897

Balance at end of period	$26,320

The following estimated future benefit payments, which reflect expected future service, are expected to be paid in the years indicated (in thousands):

2010	$1,889
2011	1,908
2012	1,922
2013	1,931
2014	1,938
2015 - 2019	9,712

The Company expects to contribute $1.5 million to the Plan during 2010.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—INCOME TAXES

The provision (benefit) for income taxes associated with continuing operations consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$(2,786)	$7,737	$(2,566)
State	14	(9)	95
Foreign	814	4,548	5,198

	(1,958)	12,276	2,727
Deferred:
Federal	(723)	346	8,070
State	—	—	(360)
Foreign	(2,011)	(913)	(873)

	(2,734)	(567)	6,837

	$(4,692)	$11,709	$9,564

Major components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	2009	2008
Assets:
Net operating losses	$56,018	$44,348
XRV impairment allowances	3,009	3,485
Acquired intangibles	22,791	27,686
Tax credits	2,774	3,512
Capital losses	1,661	2,739
Accruals not currently deductible	2,569	2,695
Inventories	4,354	4,394
Compensation accruals	724	965
Foreign tax withholding	800	789
Share-based compensation	2,360	1,300
Tax accruals for uncertain tax positions	634	786
Accounts receivable	453	747
Other	528	780

	98,675	94,226
Valuation allowance	(86,483)	(79,762)

Deferred income tax assets	12,192	14,464

Liabilities:
Acquired intangibles	8,924	10,901
Software development costs	2,814	2,431
Foreign tax effects	3,911	3,878
Property, plant and equipment	1,780	3,387
Derivative financial instruments	594	2,379
Inventory reserves	794	740
Bad debt reserves	394	411
Other	364	454

Deferred income tax liabilities	19,575	24,581

Net deferred income tax liabilities	$(7,383)	$(10,117)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded valuation allowances on its deferred income tax assets, tax credit carry-forwards, and net operating loss carry-forwards for which it is not more likely than not that a future benefit will be realized. The tax credit and net operating loss carry-forwards relate to operations in the United States which expire at various dates through 2028 and also pertain to operations outside of the United States which do not have expiration dates.

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2009	2008	2007
Income benefit computed at statutory rate of 35%	$(10,477)	$(37,140)	$(3,940)
Increase (decrease) in taxes resulting from:
Permanent differences	(3,179)	1,470	1,993
Change in valuation allowance	6,721	46,193	15,512
Rate differential on foreign income	2,605	(1,199)	(2,785)
Statutory rate changes	1,962	—	—
Foreign withholding tax on unremitted foreign income	(45)	2,033	—
Foreign sales corporation	—	—	112
Foreign net operating losses and tax credits	(99)	(7,533)	(2,066)
Settlements with taxing authorities	(485)	(1,408)	—
State income taxes	(528)	(8)	(264)
Increase (decrease) in reserve for uncertain tax positions	(597)	9,014	393
Other	(570)	287	609

	$(4,692)	$11,709	$9,564

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7.1 million at January 2, 2010, $6.4 million at January 3, 2009 and $17.9 million at December 31, 2007. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Cash expended for income taxes was $8.5, $2.6 and $1.3 million in 2009, 2008 and 2007, respectively.

Uncertain Tax Positions

Effective December 31, 2006 (fiscal year 2007), the Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more likely than not to be sustained upon examination. The adjustment to retained earnings upon adoption on December 31, 2006 was $0.2 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to amounts recorded for uncertain tax positions, exclusive of interest and penalties, from December 29, 2007 to January 2, 2010 (in thousands):

Balance as of December 29, 2007	$4,018

Increases related to prior year tax positions	4,131
Decreases related to prior year tax positions	(210)
Decreases related to settlements with taxing authorities	(2,234)
Decreases related to lapsing of the statute of limitations	(314)

Balance as of January 3, 2009	5,391

Increases related to prior year tax positions	78
Decreases related to prior year tax positions	(289)

Balance as of January 2, 2010	$5,180

The Company’s liabilities related to uncertain tax positions and related interest and penalties are recorded as a component of long-term accrued income taxes in the accompanying Consolidated Financial Statements. The Company had accrued $1.7 and $2.1 million for payment of interest and penalties as of January 2, 2010 and January 3, 2009, respectively.

Unrecognized tax benefits, including interest and penalties, that, if recognized would favorably affect the Company’s effective tax rate in the future were $6.9 and $7.5 million as of January 2, 2010 and January 3, 2009, respectively.

The Company settled several tax matters in 2008 with a value of $2.2 million, and did not record significant changes to its uncertain tax positions liability during the preceding twelve months.

The Company and its subsidiaries are periodically examined by various taxing authorities. The Company files federal, state, and local tax returns in the United States as well as several foreign countries. Its primary income tax jurisdictions are the United States and Switzerland. The Internal Revenue Service has examined the Company’s 2007 federal tax return. The tax years 2003-2009 remain subject to examination by the Internal Revenue Service for federal income tax purposes, and the years 2008-2009 remain subject to examination by the appropriate governmental agencies for Swiss tax purposes.

NOTE 13—FOUNDERS’ STOCK REDEMPTION AGREEMENTS

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—CONCENTRATION OF CREDIT RISK

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

NOTE 15—OPERATING LEASES

The Company leases real property, equipment and automobiles under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 2, 2010, are as follows (in thousands):

2010	$4,024
2011	3,236
2012	2,334
2013	1,336
2014	627

Total lease expense charged to continuing operations was $4.5, $4.3 and $3.3 million, in 2009, 2008 and 2007, respectively. Substantially all of the minimum lease payments under operating leases are related to rental of facilities.

NOTE 16—CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, Pantone. The term of the letter of credit extends through December 31, 2009, with an automatic renewal provision for one year at the grantor’s discretion, which was renewed through December 31, 2010. The face amount of the agreement was $0.4 million at January 2, 2010.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended January 2, 2010 and January 3, 2009. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In thousands, except per share data)	Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Basic and Diluted Earnings (Loss) Per Share
Period
2009:
Fourth Quarter	$50,032	$27,073	$1,535	$67	$—
Third Quarter	45,655	27,047	1,612	(8,974)	(0.12)
Second Quarter	49,362	29,638	2,461	(7,604)	(0.10)
First Quarter	46,618	26,845	(1,787)	(8,731)	(0.11)

2008:
Fourth Quarter	$60,828	$33,387	$(53,598)	$(64,651)	$(1.02)
Third Quarter	61,283	31,486	257	(15,467)	(0.53)
Second Quarter	73,461	38,419	455	(20,909)	(0.72)
First Quarter	65,919	35,334	(1,978)	(16,797)	(0.58)

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

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 39 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth on page 40 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the quarter ended January 2, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION—None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors

Information relating to directors appearing under the caption “Election of Directors and Management Information” and procedures by which shareholders may recommend nominees to the Company’s Board of Directors “Director Qualifications and Review of Director Nominees” in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated by reference.

(b) Officers

Information relating to executive officers is included in this report in Item 4 of Part I under the caption “Executive Officers of the Registrant.”

(c) Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2010 Annual meeting of Shareholders is incorporated herein by reference.

(d) Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The code of ethics is posted on the Company’s website at www.xrite.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting such information on the Company’s website. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations at the corporate headquarters.

(e) Audit Committee Information

Information concerning the Company’s Audit Committee and its audit committee financial expert appearing under the caption “Board Leadership Structure and its Committees” in the definitive Proxy Statement for the 2010 Annual meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion & Analysis,” “Agreements and Other Arrangements” and “Information Regarding Executive Officer Compensation” contained in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Equity Compensation Plan Summary,” “Securities Ownership by Principal Shareholders” and “Securities Ownership by Management and Directors” contained in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions,” “Review and Approval of Related Person Transactions” and “Director Independence” contained in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Our Relationship with Our Independent Auditors” and “Preapproval Policy for Auditor Services” contained in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1 The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

(a) 2	The following financial statements schedule is filed as a part of this report beginning on page 81:

Schedule II Valuation and Qualifying Accounts

(b)	See Exhibit Index located on page 90.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to the Consolidated Financial Statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

March 18, 2010	/S/ THOMAS J. VACCHIANO JR.
Thomas J. Vacchiano Jr., Chief Executive Officer (principal executive officer)

March 18, 2010	/S/ RAJESH K. SHAH
Rajesh K. Shah, Chief Financial Officer (principal financial officer)

March 18, 2010	/S/ JEFFREY D. MCKEE
Jeffrey D. McKee, Corporate Controller (principal accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 18th day of March, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

Each director of the Registrant whose signature appears below, hereby appoints Thomas J. Vacchiano Jr., Rajesh K. Shah, and Jeffrey D. McKee and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/S/ GIDEON ARGOV	/S/ MARK D. WEISHAAR
Gideon Argov, Director	Mark D. Weishaar, Director

/S/ DAVID A. ECKERT	/S/ COLIN M. FARMER
David A. Eckert, Director	Colin M. Farmer, Director

/S/ DANIEL M. FRIEDBERG	/S/ L. PETER FRIEDER
Daniel M. Friedberg, Director	L. Peter Frieder, Director

/S/ JOHN E. UTLEY	/S/ THOMAS J. VACCHIANO JR.
John E. Utley, Director	Thomas J. Vacchiano Jr., Director

Valuation and Qualifying Accounts

X-Rite, Incorporated

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Recoveries) *	Balance at End of Period
Year ended January 2, 2010
Allowance for losses on accounts receivable	$3,391	$730	$1,560	$2,561

Year ended January 3, 2009
Allowance for losses on accounts receivable	$2,328	$760	$(303)	$3,391

Year ended December 29, 2007
Allowance for losses on accounts receivable	$1,584	$853	$109	$2,328

*	Deductions represent uncollectible accounts written-off, net of recoveries

EXHIBIT INDEX

2(1)	Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named therein dated August 23, 2007 (filed as exhibit 2(1) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

2(2)	Amendment Number 1 to Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named therein dated October 15, 2007 (filed as exhibit 2(2) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

2(3)	Amendment Number 2 to Agreement and Plan of Merger by and among X-Rite, Incorporated and Pantone, Inc., Pantone Germany, Inc., Pantone India, Inc., Pantone UK, Inc., Pantone Asia, Inc. and Pantone Japan, Inc. and all of the Stockholders of each of the Companies and Stockholders’ Representation named therein dated October 24, 2007 (filed as exhibit 2(3) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

3(1)	Restated Articles of Incorporation (filed as exhibit to Form S-18 dated April 10, 1986 (Registration No. 33-3954C) and incorporated herein by reference).

3(2)	Certificate of Amendment to Restated Articles of Incorporation adding Article IX (filed as exhibit 3(3) to Form 10-K for the year ended January 3, 2009 (Commission File No. 0-14800) and incorporated herein by reference).

3(3)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit 3(3) to Form 10-K for the year ended January 3, 2009 (Commission File No. 0-14800) and incorporated herein by reference).

3(4)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-14800) and incorporated herein by reference).

3(5)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (filed as exhibit to Form 10-K for the year ended January 2, 1999 (Commission File No. 0-14800) and incorporated herein by reference).

3(6)	Certificate of Amendment to Restated Articles of Incorporation amending Article III (filed as exhibit 3(6) to Form 10-K for the year ended January 3, 2009 (Commission File No. 0-14800) and incorporated herein by reference).

3(7)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock dated as of, and filed by X-Rite, Incorporated with the Michigan Department of Energy, Labor and Economic Growth on, August 18, 2009 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

3(8)	Second Amended and Restated Bylaws of X-Rite, Incorporated (Incorporated by reference to Exhibit 3.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008).

4(1)	X-Rite, Incorporated common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14800) and incorporated herein by reference).

4(2)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

4(3)	Amendment No. 1, dated as of August 20, 2008, to Shareholder Protection Rights Agreement, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002 (incorporated by reference to Exhibit 4.1 of the Form 8-A/A filed by X-Rite, Incorporated on August 20, 2008)

4(4)	Amendment No. 2 to Shareholder Protection Rights Agreement, dated as of August 18, 2009, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002, as previously amended by Amendment No. 1 to Shareholder Protection Rights Agreement, dated as of August 20, 2008, between the same parties (incorporated by reference to Exhibit 4.3 of the Form 8-A/A filed by X-Rite, Incorporated on August 18, 2009)

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(1)	Form of Indemnity Agreement entered into between X-Rite, Incorporated and members of its board of directors and officers (filed as exhibit to Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-14800) and incorporated herein by reference).

*10(2)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(3)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (filed as exhibit to Form 10-Q for the quarter ending July 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

*10(4)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (filed as Appendix A to the definitive proxy statement dated April 11, 2003 relating to the Company’s 2003 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(5)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan, effective as of February 10, 2004 (filed as Appendix A to the definitive proxy statement dated April 7, 2004 relating to the Company’s 2004 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(6)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(7)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(8)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement (filed as exhibit to Form 10-K for the year ended January 1, 2005 (Commission File No. 0-14800) and incorporated herein by reference).

*10(9)	Employment Agreement between X-Rite, Incorporated and Francis Lamy, effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

*10(10)	Employment Agreement between X-Rite, Incorporated and Thomas J. Vacchiano, Jr., effective as of July 5, 2006 (filed as exhibit to Form 8-K dated January 31, 2006 (Commission File No. 0-14800) and incorporated herein by reference).

*10(11)	X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan, effective as of June 30, 2006 (filed as Exhibit A to the definitive proxy statement dated July 24, 2006 relating to the Company’s 2006 annual meeting (Commission File No. 0-14800) and incorporated herein by reference).

*10(12)	Form of Officer Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(23) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(13)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(24) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(14)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(25) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(15)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(26) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(16)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (filed as Exhibit 10(27) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

*10(17)	Change of Control Severance Plan for Senior Executives dated April 1, 2007 (filed as exhibit to Form 8-K dated April 5, 2007 and incorporated here-in by reference).

10(18)	First Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, Fifth Third Bank, a Michigan banking corporation, as Administrative Agent and Collateral Agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent, National City Bank, as Co-documentation Agent, and LaSalle Bank Midwest, N.A., as Co-documentation Agent (filed as Exhibit 10(33) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(19)	Second Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, GoldenTree Capital Solutions Fund Financing, as Lead Arranger, and The Bank of New York, as Administrative Agent and Collateral Agent (filed as Exhibit 10(34) to Form 10-K for the year ended December 29, 2007 (Commission File No. 0-14800) and incorporated herein by reference).

10(20)	Investment Agreement, dated as of August 20, 2008, between X-Rite, Incorporated and OEPX, LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(21)	Investment Agreement dated as of August 20, 2008 between X-Rite, Incorporated, Sagard Capital Partners,L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund and Tinicum Capital Partners II Executive Fund (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

EXHIBIT INDEX—continued

10(22)	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among the X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and Fifth Third Bank, as administrative agent and collateral agent for the First Lien Lenders (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(23)	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the Second Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and The Bank of New York Mellon, as administrative agent and collateral agent for the Second Lien Lenders (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(24)	Letter Agreement between X-Rite, Incorporated and Goldman Sachs Capital Markets, L.P. (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(25)	Consent, Reaffirmation and First Amendment to Intercreditor Agreement with Fifth Third Bank and the Bank of New York Mellon (Incorporated by reference to Exhibit 10.6 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

*10(26)	X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan on October 28, 2008 (Incorporated by reference to Annex D of Schedule 14A filed by X-Rite, Incorporated on September 26, 2008)

*10(27)	Form of Restricted Stock Unit (RSU) Grant Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (Filed as Exhibit 10.31 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

*10(28)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (Filed as Exhibit 10.32 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

*10(29)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (Filed as Exhibit 10.33 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

*10(30)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (Filed as Exhibit 10.34 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

*10(31)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (Filed as Exhibit 10.35 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

*10(32)	Form of Restricted Stock Unit (RSU) Grant Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan (Filed as Exhibit 10.36 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

*10(33)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan (Filed as Exhibit 10.37 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

EXHIBIT INDEX—continued

*10(34)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan (Filed as Exhibit 10.38 to Form 10-K for the year ended January 3 2009 (Commission File No. 0-14800) and incorporated herein by reference).

10(35)	Registration Rights Agreement, dated as of October 28, 2008, by and among X-Rite, Incorporated and Oepx, LLC and Sagard Capital Partners, L.P. and Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed by X-Rite, Incorporated on October 28, 2008)

10(36)	Exchange Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(37)	Form of Warrant issued to each of OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. in the amounts set forth in Annex A to the Exchange Agreement (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(38)	Letter Agreement dated August 18, 2009 between X-Rite, Incorporated and OEPX, LLC regarding voting of shares (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(39)	Letter Agreement dated August 18, 2009 between X-Rite, Incorporated and Sagard Capital Partners, L.P. regarding voting of shares (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(40)	Letter Agreement dated August 18, 2009 between X-Rite, Incorporated, Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. regarding voting of shares (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(41)	Amendment No. 1 to Investment Agreement, dated as of August 18, 2009, between X-Rite, Incorporated and OEPX, LLC (Incorporated by reference to Exhibit 10.6 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(42)	Amendment No. 1 to Investment Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 10.7 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(43)	Amendment No 1. to Registration Rights Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (Incorporated by reference to Exhibit 10.8 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(44)	Consent and Amendment No. 2 to First Lien Credit and Guaranty Agreement and Amendment No. 1 to Pledge and Security Agreement (First Lien), dated as of August 18, 2009, to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other parties thereto (Incorporated by reference to Exhibit 10.9 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

EXHIBIT INDEX—continued

10(45)	Consent, Limited Waiver and Amendment No. 2 to Second Lien Credit and Guaranty Agreement and Amendment No. 1 to Pledge and Security Agreement (Second Lien), dated as of August 18, 2009, to the Second Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other parties thereto (Incorporated by reference to Exhibit 10.10 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

*10(46)	Offer Letter between X-Rite, Incorporated and Rajesh K. Shah executed on October 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on October 16, 2009)

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team (filed as exhibit to Form 10-K for the year ended January 3, 2004 (Commission File No. 0-14800) and incorporated herein by reference).

21	Subsidiaries of X-Rite, Incorporated.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.