Form 10-Q
period 2010-04-03
X RITE INC
filed 2010-05-13
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On May 3, 2010, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 85,415,438.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash	$29,435	$29,050
Accounts receivable, less allowance of $2,301 in 2010 and $2,561 in 2009	26,325	28,085
Inventories, net	26,887	28,467
Deferred income taxes	1,003	1,115
Refundable income taxes	2,015	3,424
Prepaid expenses and other current assets	7,459	5,928

	93,124	96,069

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	22,992	23,036
Machinery and equipment	30,174	30,727
Furniture and office equipment	24,161	25,082
Construction in progress	3,074	2,664

	83,197	84,305
Less accumulated depreciation	(43,299)	(43,180)

	39,898	41,125

Other assets:
Goodwill and indefinite-lived intangibles	247,365	247,453
Other intangibles, net of accumulated amortization of $57,843 in 2010 and $54,845 in 2009	64,401	67,399
Capitalized software, net of accumulated amortization of $7,369 in 2010 and $8,266 in 2009	9,304	9,100
Deferred financing costs, net of accumulated amortization of $1,901 in 2010 and $1,195 in 2009	7,923	8,629
Derivative financial instruments	178	714
Other noncurrent assets	2,171	2,226

	331,342	335,521

	$464,364	$472,715

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands)

	April 3, 2010	January 2, 2010
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$10,547	$7,234
Accounts payable	8,152	8,698
Accrued liabilities:
Payroll and employee benefits	7,178	6,583
Restructuring	1,582	898
Income taxes	144	584
Interest	3,639	3,809
Other	9,087	9,273

	40,329	37,079

Long-term liabilities:
Long-term debt, less current portion	166,646	176,400
Mandatorily redeemable preferred stock, $.10 par value, 84,729 shares authorized; 45,350 and 43,777 shares issued and outstanding in 2010 and 2009, respectively; net of warrant discount of $13,203 in 2010 and $14,065 in 2009	32,202	29,764
Long-term compensation and benefits	1,121	1,143
Deferred income taxes	8,035	8,498
Accrued income taxes	6,820	6,859
Other	1,052	853

	215,876	223,517

Shareholders’ investment:
Common stock, $.10 par value, 100,000,000 shares authorized; 85,432,911 and 85,415,438 issued and outstanding, respectively	8,417	8,412
Additional paid-in capital	271,897	271,013
Retained deficit	(78,898)	(76,752)
Accumulated other comprehensive income	6,743	9,446

	208,159	212,119

	$464,364	$472,715

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net Sales	$51,226	$46,618

Cost of products sold	20,218	19,773

Gross profit	31,008	26,845

Operating expenses:
Selling and marketing	13,113	13,612
Research, development and engineering	5,618	5,937
General and administrative	5,679	7,286
Restructuring and other related charges	1,755	1,797

	26,165	28,632

Operating income (loss)	4,843	(1,787)

Interest expense	(7,618)	(8,516)
Other income, net	557	1,657

Loss before income taxes	(2,218)	(8,646)

Income tax expense (benefit)	(72)	85

Net loss	$(2,146)	$(8,731)

Basic and diluted net loss per share	$(0.03)	$(0.11)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	April 3, 2010	April 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,146)	$(8,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,573	1,672
Amortization	3,980	5,399
Amortization of deferred financing costs	706	742
Paid-in-kind interest accrued	1,575	17
Amortization of discount on mandatorily redeemable preferred stock	862	—
Deferred income taxes (credit)	(389)	—
Share-based compensation	847	740
Loss on sale of assets	499	268
Restructuring	1,755	1,797
Pension and postretirement benefit expense	577	363
Derivative fair value adjustments and charges	309	1,336
Excess tax benefit from stock-based compensation	(19)	—
Other	19	43
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,534	7,595
Inventories	468	(985)
Prepaid expenses and other current assets	(181)	(638)
Accounts payable	(436)	(3,059)
Income taxes	(459)	(210)
Other current and non-current liabilities	(819)	6,443

Net cash provided by operating activities	10,255	12,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(766)	(1,035)
Increase in other assets	(1,062)	(1,151)
Proceeds from sales of assets	301	7,309

Net cash (used for) provided by investing activities	(1,527)	5,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(6,442)	(20,849)
Debt amendment and equity issuance costs	—	(32)
Issuance of common stock	23	28
Purchase of interest rate cap instrument	—	(1,565)
Excess tax benefits from stock-based compensation	19	—

Net cash used for financing activities	(6,400)	(22,418)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,943)	(2,984)

NET INCREASE (DECREASE) IN CASH	385	(7,487)
CASH AT BEGINNING OF YEAR	29,050	50,835

CASH AT END OF PERIOD	$29,435	$43,348

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 3, 2010 and the results of its operations and its cash flows for the three month periods ended April 3, 2010 and April 4, 2009, respectively. All such adjustments were of a normal and recurring nature. The balance sheet at January 2, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year information has been reclassified to conform with current year presentation.

The Company evaluated subsequent events from the date of the balance sheet through the date the financial statements were filed with the Securities and Exchange Commission.

NOTE 2—NEW ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. The Company adopted ASU No. 2009-13 during the first quarter of 2010 and the standard had no impact to the Company’s financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14 Software (ASC 985): Certain Revenue Arrangements That Include Software Elements, which modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company adopted ASU No. 2009-14 in the first quarter of 2010 and the standard had no impact to the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard requires disclosure on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standard also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurement., The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We adopted the disclosure requirements of this standard on January 3, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. The adoption of the required disclosures did not have an impact on our financial position or results of operations. We do not expect that the adoption of the remaining guidance will have an impact on our financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends the subsequent events disclosure guidance to include a definition of an SEC filer, require an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company’s adoption of this new guidance did not impact its financial position, results of operations or cash flows.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS – continued

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones are considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal 2011 for the Company). The Company is currently assessing the impact to its financial condition, results of operations or cash flows.

NOTE 3—BUSINESS SEGMENTS

The Company is comprised of two primary reportable segments, as defined in ASC 280, Disclosures about Segments of an Enterprise and Related Information (ASC 280). The Color Measurement segment consists of quality control instrumentation that measures, communicates, and simulates color. These products are used in several industries, but in all cases their core application is the measurement of color. Company management views its products, technology, and key strategic decisions in terms of the global color measurement market and not the specific components of the markets it serves.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 3—BUSINESS SEGMENTS – continued

Segment performance is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net Sales:
Color Measurement	$42,313	$38,233
Color Standards	8,913	8,385

Total	$51,226	$46,618

Depreciation and Amortization:
Color Measurement	$4,673	$5,159
Color Standards	880	1,912

Total	$5,553	$7,071

Operating Income (Loss):
Color Measurement	$2,221	$(2,912)
Color Standards	2,622	1,125

Total	$4,843	$(1,787)

Capital Expenditures:
Color Measurement	$717	$891
Color Standards	49	144

Total	$766	$1,035

	April 3, 2010	January 2, 2010
Total Assets:
Color Measurement	$361,070	$367,905
Color Standards	103,294	104,810

Total	$464,364	$472,715

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	April 3, 2010	January 2, 2010
Raw materials	$14,933	$13,675
Work in process	15,700	15,989
Finished goods	7,479	9,932

Gross Inventories	38,112	39,596
Reserves	(11,225)	(11,129)

Inventories, net	$26,887	$28,467

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

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended April 3, 2010, are as follows (in thousands):

	Severance	Other	Total
Balance at January 2, 2010	$623	$275	$898
Charges incurred	1,171	584	1,755
Amounts paid or utilized	(606)	(465)	(1,071)

Balance at April 3, 2010	$1,188	$394	$1,582

For the three months ended April 3, 2010 and April 4, 2009, the Company recorded restructuring charges of $1.7 and $1.8 million, respectively, which were recorded in operating expenses. Approximately $1.2 million of the restructuring expense incurred in the three months ended April 3, 2010 consist of severance costs and $0.5 million of other related charges. For the three months ended April 4, 2009, $1.2 million of restructuring expense related to severance costs, $0.4 million for lease termination costs, and $0.2 of other costs.

Accrued liabilities associated with restructuring charges total $1.6 million at April 3, 2010, and are classified as a current liability in the accompanying condensed consolidated balance sheets.

The Company has engaged in the following corporate restructurings, for which the principle charges incurred in the current quarter pertain to the Optronik 2009 Restructuring Plan and Other Related Charges:

Amazys Restructuring Plan

In the first quarter of 2008, the Company completed the restructuring actions initiated in prior periods related to the integration of the Amazys acquisition (Amazys restructuring plan). The Amazys restructuring plan included the closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan included workforce reductions of 83 employees, all of which were completed as of March 29, 2008, facility closures of approximately 14,000 square feet, various asset write-downs, and related costs. The work force reductions included approximately $6.0 million related to the former CEO’s employment contract settlement. Asset write-downs included inventory, tooling, capitalized software, and other intangible asset write-downs directly related to discontinued product lines.

The Company fully executed the Amazys restructuring plan. The remaining future charges that the Company anticipates incurring for this restructuring are to true-up the former CEO’s severance estimate, the value of which is variable based on future results and stock price performance of the Company. Cumulative charges incurred to date related to the Amazys restructuring plan are $19.9 million.

April 2008 Restructuring Plan

In the first quarter of 2009, the Company completed the restructuring actions initiated in prior periods related to the restructuring plan announced in April 2008 (the April 2008 restructuring plan). The April 2008 restructuring plan was initiated in response to weaker than expected economic conditions and market softness that adversely affected net sales. The plan consisted of a revised cost savings and an operational plan which included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions. The Company incurred $3.9 million in charges in connection with the April 2008 restructuring plan.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES – continued

January 2009 Restructuring Plan

In the first quarter of 2010, the Company completed the restructuring actions initiated in prior periods related to the restructuring plan announced in January 2009 (the January 2009 restructuring plan). The January 2009 restructuring plan included narrowing the Company’s business focus, closing certain facilities, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of 101 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs.

The Company incurred $3.1 million in charges in connection with the January 2009 restructuring plan.

Optronik 2009 Restructuring Plan

In the fourth quarter of 2009, the Company initiated restructuring activities related to Optronik, a foreign subsidiary of the Company. In early 2010, certain assets of Optronik were sold and the color business was retained and merged into another subsidiary. The restructuring expenses relate primarily to headcount reductions, and the Company incurred $1.7 million in charges, to date, for this restructuring plan.

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global structure, reduce the number of legal entities and reorganize the global treasury and cash management footprint.

NOTE 6—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the three months ended April 3, 2010, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total
January 2, 2010	$194,898	$52,555	$247,453
Foreign currency adjustments	(88)	—	(88)

April 3, 2010	$194,810	$52,555	$247,365

The following is a summary of changes in amortizable intangible assets for the three months ended April 3, 2010 (in thousands):

	January 2, 2010	Accumulated Amortization	April 3, 2010
Technology and patents	$27,805	$(1,752)	$26,053
Customer relationships	34,123	(922)	33,201
Trademarks and trade names	5,315	(274)	5,041
Covenants not to compete	156	(50)	106

Total	$67,399	$(2,998)	$64,401

Estimated future amortization expense for intangible assets as of April 3, 2010, for the succeeding years is as follows (in thousands):

Remaining 2010	$8,960
2011	11,793
2012	11,793
2013	4,954
2014	4,610
Thereafter	22,291

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

The credit facilities contain operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, and make certain capital expenditures. As of April 3, 2010, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended.

On October 28, 2008, the Company’s shareholders approved the Corporate Recapitalization Plan to raise $155 million in capital through issuance of common stock. Under the terms of the Corporate Recapitalization Plan, the Company issued 46.9 million shares of common stock to three institutional investors. Proceeds from the equity capital raise were used to pay related transaction fees and expenses, settle the $12.5 million liability from terminated interest rate swap agreements, repay $3.5 million of the mortgage on the Company’s former headquarters facility, and repay $82.0 million of the first lien term loan and $37.2 million of the second lien term loan. The first and second lien credit agreement amendments became effective upon this recapitalization.

On August 18, 2009, the Company entered into an Exchange Agreement to effectively convert $41.6 million of principal amount outstanding under its second lien credit facility for 41,561 shares of newly issued Series A Preferred Stock (the “Exchange”). As a result of the Exchange, the first and second lien agreements were amended to provide consent for the reduction of the second lien outstanding loan amount. See Note 8 for further discussion of the Exchange.

The Company’s estimate of fair value for debt approximates its carrying amount as of April 3, 2010.

During the first quarter of 2010, the Company selected, as its primary interest rate index, the three month LIBOR (subject to a floor of 3.0 percent) plus a 5.0 percent margin for most of the outstanding amount under the first lien facility. Outstanding first lien borrowings under the Prime Rate basis required a 4.0 percent margin during the quarter. Under the terms of the amended credit agreements, the margin above either LIBOR or Prime Rate on first lien borrowing is subject to adjustment based on the Company’s leverage ratio.

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

Subsequent to the quarter ended April 3, 2010, the Company made voluntary payments of $9 million against its first lien borrowings.

Mortgage Loan

On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million, proceeds from which were used to pay transaction closing costs and the $5.2 million principal balance of the mortgage loan, with the remainder used to repay a portion of the Company’s first lien borrowings.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT – continued

Deferred Financing Costs

Deferred financing costs were established in connection with the first and second lien debt transactions, and the Exchange Transaction, net of write-offs. These costs are currently being amortized over the life of the related facilities. Unamortized deferred financing costs as of April 3, 2010 were $7.9 million.

NOTE 8—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On August 18, 2009, the Company entered into an Exchange Agreement to exchange $41.6 million of second lien term loan principal outstanding for 41,561 shares of newly issued Series A Preferred Stock (preferred stock or mandatorily redeemable preferred stock or MRPS) with a stated value of $1,000 per share. The preferred stock ranks senior to common stock in respect of payment of dividends and the distribution of assets upon liquidation of the Company.

The MRPS entitles the holders to dividends at a fixed annual rate of 14.375 percent per annum compounded quarterly and is mandatorily redeemable on January 23, 2014. The MRPS contains a provision that would increase the dividends an additional 2.0 percent per annum if the Company defaults or would have defaulted except for modifications, amendments, or waivers under its first and second lien debt. Upon redemption, the preferred stock holders receive the stated value of $1,000 per share plus all dividends. Dividends may be paid in cash or paid in kind (PIK) in additional shares of preferred stock, at the discretion of the Board of Directors.

Early redemption of the MRPS may occur subsequent to February 18, 2010, at the option of the Company, at an alternative redemption price or upon refinancing of the first and second lien credit agreements. The cost to early redeem the preferred stock is equal to the liquidation preference, defined as the stated value per share plus all unpaid or PIK dividends, multiplied by the Early Redemption Multiplier, which is 107 percent if the preferred stock is redeemed between February 19, 2010 and October 25, 2010. The Early Redemption Multiplier decreases annually each October 25 ultimately to a Multiplier of 100 percent if the preferred stock is redeemed after October 25, 2013 and prior to the mandatory redemption date.

The Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Company determined the fair value of the Warrants of $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which is classified as a discount on the mandatorily redeemable preferred stock. The discount is accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. The accretion for the three months ended April 3, 2010 was $0.9 million. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders.

NOTE 9—FINANCIAL INSTRUMENTS

The Company adopted the provisions of ASC 820, Fair Value Measurements (ASC 820), for financial assets and liabilities, and non financial assets and liabilities, measured at fair value on a recurring basis, effective December 30, 2007. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—FINANCIAL INSTRUMENTS – continued

The Company classified certain marketable securities held in a trust for a former employee within the Level 1 category of the fair value hierarchy, and recognized an asset of $0.8 million as of April 3, 2010 and January 2, 2010.

The Company classified its interest rate caps within the Level 2 category of the fair value hierarchy, and recognized $0.2 and $0.7 million at April 3, 2010 and January 2, 2010, respectively. Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the valuation date. In discounting expected future cash flows, the Company adjusted the LIBOR-based yield curve’s implied discount rates to reflect the credit quality of the party bearing the cash flow obligation to pay.

The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at April 3, 2010 and January 2, 2010, respectively.

Accounting for Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (ASC 815), as amended. As a result, the Company recognizes derivative financial instruments in the condensed consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. Changes in the fair value of derivative financial instruments are either recorded in income or in shareholders’ investment as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

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

Due to termination of the swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the three months ended April 3, 2010 totaled $0.3 million. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $1.3 million as of April 3, 2010, $1.1 million of which is expected to be reclassified to earnings during the next twelve months.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes downward every six months through January 6, 2012.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—FINANCIAL INSTRUMENTS – continued

Effective April 6, 2009, the Company reduced the notional amount of the cap by $25 million. The Company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction. On September 30, 2009 the Company reduced the notional amount of the cap by $65 million. The Company received $0.4 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this amendment.

At inception, this cap was designated as a cash flow hedge under ASC 815. The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate cap as described by the Derivative Implementation Group (DIG) Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, and records subsequent changes in fair value in other comprehensive income, including changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt are reclassified out of accumulated other comprehensive income and into earnings (as interest expense) when the forecasted transaction occurs. The current market value of the interest rate cap is reported on the condensed consolidated balance sheets in other current and long-term assets.

The interest rate cap was marked to current market value as of April 3, 2010 resulting in a decrease in value of $0.5 million for the three months ended April 3, 2010. This adjustment was recorded through other comprehensive income. As LIBOR was not above the capped rate, no cash was received from the existing cap agreements during the first quarter of 2010 and no amounts were reclassified from accumulated other comprehensive income to interest expense. The amount of accumulated other comprehensive income related to this cap expected to be reclassified to interest expense over the next twelve months is nominal.

NOTE 10—SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718, Share-Based Payment (ASC 718). Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the requisite service or performance periods.

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

The Company did not grant any stock options or restricted stock awards during the three months ended April 4, 2009. The Company used the following assumptions in valuing employee options granted during the three months ended April 3, 2010:

Three Months Ended April 3, 2010
Dividend yield	0%
Volatility	56%
Risk-free interest rates	3.1%
Expected term of options	7 years

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 10—SHARE-BASED COMPENSATION – continued

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended April 3, 2010 and April 4, 2009 was as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Stock options	$401	$298
Restricted stock awards	354	349
Restricted stock units	88	88
Employee stock purchase plan	4	5

Total share-based compensation expense	$847	$740

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of April 3, 2010, there was unrecognized compensation cost for non-vested share-based compensation of $2.7 million related to options, $1.8 million related to restricted share awards, and $0.9 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 1.9, 2.2, and 2.7 years, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary and, in conjunction with its restructuring efforts, the Company suspended the match in the first quarter of 2009. The Company intends to reinstate matching contributions in the second quarter of 2010.

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

Net projected periodic pension cost of the plan includes the following components:

	Three Months Ended
	April 3, 2010	April 4, 2009
Service cost	$800	$591
Interest	180	181
Expected return on plan assets	(192)	(224)
Less contributions paid by employees	(211)	(185)

Net periodic pension cost	$577	$363

The Company is currently evaluating what additional contributions, if any will be made to the pension plan during the remainder of 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2010	April 4, 2009
Numerators:
Net loss for both basic and diluted EPS	$(2,146)	$(8,731)

Denominators:
Denominators for basic and diluted EPS: average common shares outstanding	84,125	76,466

The number of stock options, awards, and warrants that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,775,000 and 4,043,000 for the three month periods ended April 3, 2010 and April 4, 2009, respectively.

NOTE 13—INCOME TAXES

For the three month period ended April 3, 2010, the Company recorded a tax benefit of $0.1 million against pre-tax losses of $2.2 million resulting in an effective income tax rate of 3.2 percent. The Company recorded $0.3 in income tax expense for tax examination adjustments to a previously filed refund claim and an income tax benefit of $0.4 primarily related to foreign tax deductions related to intangible asset amortization charges. For the three month period ended April 4, 2009, the Company recorded a tax provision of $0.1 million against pre-tax losses of $8.6 million, resulting in a nominal effective tax rate. The U.S. statutory rate for both tax years was 35.0 percent. The Company cannot currently recognize future potential tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company maintains income tax accruals related to uncertain tax benefits totaling $6.8 and $6.9 million as of April 3, 2010 and January 2, 2010, respectively. Interest and penalties included in these income tax accruals total $1.9 and $1.7 million as of April 3, 2010 and January 2, 2010, respectively. For the three month period ended April 3, 2010, the Company recorded tax benefits of $0.1 million, primarily related to statutes closing. For the three month period ended April 3, 2010, the Company accrued additional interest and penalties of $0.2 million, net of associated tax benefits.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company reported a net operating loss on its 2007 federal income tax return and during 2008, filed a loss carry back claim with the Internal Revenue Service (IRS) related to this loss. By statute, the IRS is required to submit tax refund claims in excess of $2 million to the Congressional Joint Committee on Taxation for review. Consequently, the IRS is currently in the process of examining the Company’s tax returns for the years 2005 and 2007 and surveying any related carryback claims filed. One foreign tax jurisdiction is currently conducting a periodic audit of the 2007, 2008, and 2009 tax returns. While it is possible that these audits could result in an additional tax assessment, the amount of any payment is not anticipated to be material. There are currently no other ongoing audits in foreign tax jurisdictions. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 14—COMPREHENSIVE INCOME

Comprehensive loss was $4.8 and $12.1 million for the three month periods ended April 3, 2010 and April 4, 2009, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income (Loss)
Balance on January 2, 2010	$12,271	$(1,899)	$(926)	$9,446
Other comprehensive income (loss) for the three months ended April 3, 2010	(2,522)	(227)	46	(2,703)

Balance on April 3, 2010	$9,749	$(2,126)	$(880)	$6,743

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, Pantone. The term of the letter of credit extends through December 31, 2010, with an automatic renewal provision for one year at the grantor’s discretion. The face amount of the agreement was $0.4 million at April 3, 2010.

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company, which includes color industry leader Pantone, LLC, develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the United States, Europe, Asia, and Latin America.

First Quarter 2010 Highlights:

•	First quarter 2010 net sales of $51.2 million

•	Continued gains in year-over-year profitability as a result of the Company’s profit improvement plan

•	First quarter operating income of $4.9 million

•	A significant reduction of $6.6 million in the net loss of $2.2 million reported in the quarter versus the first quarter of 2009

•	Continuing positive cash flow from operations

•	Strengthened balance sheet

•	Debt paid down in the first quarter by $6.4 million

•	Cash balance of $29.4 million

•	Microsoft partnership for embedded color management program leads to design win with Lenovo

•	New distribution partnerships with WYNIT, Inc. and SYNNEX Corporation to expand growth opportunities in the signage and technical printing markets

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three month periods ended April 3, 2010 and April 4, 2009 (in millions):

	Three Months Ended
	April 3, 2010		April 4, 2009
Net sales	$51.2	100.0%	$46.6	100.0%

Cost of products sold	20.2	39.5	19.8	42.5

Gross profit	31.0	60.5	26.8	57.5

Operating expenses	26.1	51.0	28.6	61.4

Operating income (loss)	4.9	9.6	(1.8)	(3.9)

Interest expense	(7.6)	(14.8)	(8.5)	(18.2)
Other income, net	0.5	1.0	1.7	3.6

Loss before taxes	(2.2)	(4.3)	(8.6)	(18.5)

Income taxes (benefit)	(0.1)	(0.2)	0.1	0.2

Net loss	$(2.1)	(4.1)%	$(8.7)	(18.7)%

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

For the three months ended April 3, 2010, the Color Measurement segment accounted for approximately $42.3 million in net sales versus $38.2 million in the comparable period of the previous year. The Color Standards segment accounted for approximately $8.9 million in net sales for the three months ended April 3, 2010, versus $8.4 million in the comparable period in the previous year.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

The following table denotes net sales by product line for the three months ended April 3, 2010 and April 4, 2009 (in millions):

	Three Months Ended
	April 3, 2010		April 4, 2009
Imaging and Media	$18.9	36.9%	$18.6	39.9%
Industrial	12.8	25.0	8.2	17.6
Retail	2.8	5.5	3.9	8.4
Color Support Services	6.4	12.5	6.1	13.1
Other	1.4	2.7	1.4	3.0

Total Color Measurement	42.3	82.6	38.2	82.0
Color Standards	8.9	17.4	8.4	18.0

Total	$51.2	100.0%	$46.6	100.0%

Consolidated

Net sales for the first quarter of 2010 were $51.2 million compared to $46.6 million in the first quarter of 2009, an increase of $4.6 million, or 9.9 percent. The majority of product lines realized net sales increases with the exception of retail. Industrial product line net sales increased $4.6 million, or 56.1 percent, in the three month period ended April 3, 2010 when compared to the three month period ended April 4, 2009. The Imaging and Media and Color Support Services product lines both recorded net sales increases of $0.3 million, and the Retail product line recorded a net sales decline of $1.1 million in the three month period ended April 3, 2010 when compared to the three month period ended April 4, 2009. The Company attributes much of the net sales increases to the economic upturn being experienced around the world.

The Company experienced net sales increases in the three month periods ended April 3, 2010 and April 4, 2009 in several of the regions of the world where it conducts business. For the three months ended April 3, 2010, net sales in Asia Pacific increased $4.1 million across multiple vertical markets, or 48.8 percent, compared with the first quarter of 2009, and net sales in Europe increased $1.2 million, or 6.6 percent, for the first quarter of 2010. Net sales increases in the Asia Pacific region were impacted by strong demand from original equipment manufacturers (OEM) and customers in the Imaging and Media, Industrial, and Service sectors responding to sales and marketing initiatives in the first quarter of 2010 when compared to the first quarter of 2009. The increase in Europe net sales in the first quarter of 2010 when compared to the first quarter of 2009 was influenced by strong growth in the Industrial and Retail sectors. Net sales in Latin America were flat in the three month period ended April 3, 2010 when compared to the prior year period ended April 4, 2009. Net sales in North America decreased $0.7 million, or 3.7 percent, compared with the first quarter of 2009. The decline in North America net sales in the first quarter of 2010 was impacted by the absence of the paint matching system rollout to several home improvement centers.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $1.1 million favorable effect on first quarter 2010 net sales as compared to the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the three months ended April 3, 2010, the Imaging and Media product line recorded an increase in net sales of $0.3 million, or 1.6 percent, compared with the first quarter of 2009. The increase in the Imaging and Media product line was driven by increased demand from global OEMs in the Imaging and Media product line. OEM sales growth was offset, to a large extent, by a decline in sales to Heidelberg.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s net sales for the three months ended April 3, 2010 increased $4.6 million, or 56.1 percent, compared to the same quarter in the prior year. The Industrial market’s increase has been the result of increased demand across multiple markets, particularly in Asia. New products, such as the non-contact instruments, along with sales and marketing initiatives in the Industrial sub-sector also contributed to the sales increase.

The Retail product line markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. The Retail product line experienced a net sales decrease of $1.1 million, or 28.2 percent, for the first quarter of 2010 compared with that of 2009. Primary drivers of the decline in retail net sales is the challenging economic environment in the European retail markets and the absence of sales from paint matching systems to home improvement centers in 2010. In the first quarter of 2009, the Company was involved in a major program with home improvement centers to upgrade several hundred stores with new paint matching systems.

The Color Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Color Support Services group recorded an increase in net sales of $0.3 million, or 4.9 percent, in the first quarter of 2010 when compared to the first quarter of the prior year. The increase in Color Support Services net sales was driven in large part by increased demand for support services.

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the three month period ended April 3, 2010 remained flat when compared to the same period in 2009.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a manufacturer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For the first quarter of 2010, the Color Standards segment recorded a net sales increase of $0.5 million, or 6.0 percent, compared to the same quarter in 2009. Increases in the Color Standards segment were driven by increasing sales in the graphics and textile markets, primarily the cotton product line service the home and fashion sectors.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit for the three month period ended April 3, 2010 was $31.0 million, or 60.5 percent of sales, compared with $26.8 million, or 57.5 percent of sales, for the comparable period in 2009. The improvement in gross profit reflected several factors; the Company benefited from the favorable effects of higher volume and the continued effective cost controls and operating efficiencies coupled with product mix changes. Also, margins in the first quarter of 2009 were adversely impacted by an adjustment to inventory values due to changes in the useful lives of various demonstration instrumentation.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	April 3, 2010		April 4, 2009
Selling and marketing	$13.1	25.6%	$13.6	29.2%
Research, development and engineering	5.6	10.9	5.9	12.6
General and administrative	5.7	11.1	7.3	15.7
Restructuring and other related charges	1.7	3.3	1.8	3.9

Total	$26.1	51.0%	$28.6	61.4%

For the three month period ended April 3, 2010, selling and marketing expenses decreased by $0.5 million, or 3.7 percent, as compared with the same periods of 2009. Research, development and engineering expenses declined by $0.3 million, or 5.1 percent for the three month period of 2010 as compared with the same period in 2009. General and administrative expenses decreased $1.6 million, or 21.9 percent, for the three month period ended April 3, 2010, over the comparable period of 2009. The decreases in all classifications of operating expenses are primarily driven by cost controls put in place during 2009 related to employee furloughs and reduced employee benefits including vacation, of which, the furloughs and employee benefits are expected to be reinstated in the second quarter of 2010. In the first quarter of 2010, the Company expensed $1.7 million primarily related to the Optronik 2009 restructuring plan and other charges related to the Company’s efforts to create a more efficient global tax structure and reorganize its global treasury and cash management footprint. The Company recorded $1.8 million of expense in the first quarter of 2009 primarily related to the January 2009 and October 2008 restructuring plans.

Operating Income (Loss)

Operating income for the Color Measurement segment was $2.2 million for the three month period ended April 3, 2010, as compared to an operating loss of $2.9 million for the comparable period in 2009. The operating income for the Color Measurement segment in the first quarter of 2010 was favorably impacted by the increase in net sales across most product lines coupled with the cost controls put in place during 2009 that continued into the first quarter of 2010. Operating income for the Color Standards segment was $2.6 million for the three month period in 2010, as compared to $1.1 million for the same period in 2009 and was largely impacted by sales increases combined with the previously announced profit improvement actions.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Other Income (Expense)

Interest Expense

Interest expense was $7.6 million for the three months ended April 3, 2010, which is a decrease of 10.5 percent over the same period in 2009. The decrease is largely attributable to the pay down of debt that occurred during 2009 and the first quarter of 2010. As a result of the pay down of debt the Company’s cash interest expense decreased by 37.5 percent from $6.4 million in the prior year quarter to $4 million in the first quarter of 2010. These decreases were partially offset by quarterly non cash interest charges of $1.6 million of paid in-kind (‘PIK’) dividends and $0.9 million of amortization on the discount on mandatorily redeemable preferred stock, which were incurred in connection with the Exchange (see Note 7 for further discussion). Interest expense was $8.5 million for the three months ended April 4, 2009, which was primarily related to the borrowings against the Company’s first and second lien term loans and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively.

Other Income, Net

Other income, net consists of gains or losses from foreign exchange transactions and sales of assets. Other income, net was $0.5 million during the three months ended April 3, 2010 comprised of currency gains of $1.0 million partially offset by a loss on the sale of assets of $0.5 million. The loss on sale of assets primarily related to the Company’s sale of certain assets and liabilities of the Optronik product line in January 2010. Other income, net was $1.7 million for the three months ended April 4, 2009, primarily related to gains on foreign exchange transactions.

Income Taxes (Benefit)

The Company’s effective tax rate for the first quarter of 2010 was 3.2 percent compared to 1.2 percent for the first quarter of 2009. The 2010 income tax expenses of $0.3 million were recorded to reflect adjustments to a previously filed refund claim and an income tax benefit of $0.4 million primarily related to intangible asset amortization charges that correspondingly reduce taxable foreign earnings. The 2009 income tax provision primarily relates to intangible asset amortization charges that correspondingly reduce taxable foreign earnings.

Net Loss

The Company recorded a net loss of $2.1 and $8.7 million for the three month period ended April 3, 2010 and April 4, 2009, respectively. On a per share basis, fully diluted loss per share was $0.03 for the three month period in 2010, compared to $0.11 per share for the comparable periods in 2009.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended
	April 3, 2010	April 4, 2009	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$10.2	$12.8	$(2.6)
Investing activities	(1.5)	5.1	(6.6)
Financing activities	(6.4)	(22.4)	16.0
Effect of exchange rate changes on cash	(2.0)	(3.0)	1.0

Net increase (decrease) in cash	0.3	(7.5)	7.8
Cash, beginning of period	29.1	50.8	(21.7)

Cash, end of period	$29.4	$43.3	$(13.9)

Cash

At April 3, 2010, the Company had cash of $29.4 million, compared with $29.1 million at January 2, 2010 for an increase of $0.3 million. At April 3, 2010, approximately $21.9 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $10.2 and $12.8 million for the three months ended April 3, 2010 and April 4, 2009, respectively.

In 2010, cash provided by operating activities consisted of a net loss $2.1 million, offset by the net cash provided by operating assets and liabilities of $0.1 million and non-cash items of $12.2 million. Sources of cash provided by operating assets and liabilities in the first quarter of 2010 included accounts receivable and inventories of $2.0 million, partially offset by other current and non-current liabilities, income taxes, accounts payable, and prepaid expenses and other current assets of $1.9 million. Significant non-cash transactions for the quarter ended April 3, 2010 included amortization of intangibles and capitalized software costs of $3.9 million, restructuring of $1.7 million, depreciation of $1.6 million, paid-in-kind interest of $1.6 million, amortization of the discount on mandatorily redeemable preferred stock of $0.9 million, and share-based compensation expense of $0.8 million.

In the first quarter of 2009, cash provided by operating activities consisted of a net loss of $8.7 million, offset by net cash provided by operating assets and liabilities of $9.2 million and non-cash items of $12.3 million. Significant sources of cash in 2009 provided by operating activities included the collection of accounts receivable and an increase in other current and noncurrent liabilities balances of $7.6 and $6.4 million, respectively. The sources of cash were partially offset by a reduction in accounts payable and an increase in inventory of $3.1 and $1.0 million, respectively. Significant non-cash transactions for the quarter ended April 4, 2009 included amortization of intangibles and capitalized software costs of $5.4 million, depreciation of $1.7 million, restructuring of $1.8 million, amortization of deferred financing costs of $0.7 million; derivative fair value adjustments and charges of $1.3 million, and share-based compensation expenses of $0.7 million.

Investing Activities

The most significant components of the Company’s investment activities are (i) proceeds from sales of assets, and (ii) capital expenditures. Net cash (used for) provided by investing activities during the three months ended April 3, 2010 and April 4, 2009 was $(1.5) and $5.1 million, respectively.

During the quarter ended April 3, 2010, proceeds from sales of assets were $0.3 million, which primarily resulted from the sale of certain assets of the Optronik product line.

During the quarter ended April 4, 2009, proceeds from sales of assets were $7.3 million, which primarily resulted from the sale of the Company’s former headquarters for $7.2 million.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Capital expenditures were $0.8 and $1.0 million in the three month periods ended April 3, 2010 and April 4, 2009, respectively. The expenditures relate primarily to machinery and equipment and tooling in the United States and Switzerland.

Increases in other assets relates to capitalized software costs of $1.0 and $1.1 million in the three months ended April 3, 2010 and April 4, 2009, respectively.

Financing Activities

The primary components of the Company’s financing activities are (i) the payment of debt and (ii) purchase of an interest rate cap. Net cash used for financing activities during the first quarter of 2010 and 2009 was $6.4 and $22.4 million, respectively.

In the first quarter of 2010, the Company paid down its first lien debt by $6.4 million.

During the first three months of 2009, the Company paid down $20.8 million of its debt. In the first quarter of 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and repay a portion of the Company’s first lien term loan. The remaining debt payments were generated from prior drawings on the Company’s revolver in addition to proceeds from the sale of the Company’s life insurance policies.

A significant component of financing activities in the first quarter of 2009 was the purchase of an interest rate cap. On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009 at a notional amount of $256.0 million. The notional amount amortizes downward by $6.0 million every six months through January 6, 2012.

As of April 3, 2010, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended. As a result of the completion of the Corporate Recapitalization Plan and the Exchange, the Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future.

Subsequent to the quarter ended April 3, 2010, the Company made voluntary payments of $9 million against its first lien debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since January 2, 2010.

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

NEW ACCOUNTING STANDARDS

See Note 2 for recent accounting pronouncements and their expected impact on the Company’s Condensed Consolidated Financial Statements.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with past acquisitions. These agreements were terminated by the Company, and on December 30, 2008, the Company replaced these swap agreements with an interest rate cap. The interest rate cap limits the Company’s exposure to an increase in the 3 month LIBOR rate above 3 percent per annum.

A hypothetical 25 basis point increase in interest rates during the quarter ended April 3, 2010 would have increased the interest expense reported in the condensed consolidated financial statements by $0.1 million.

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

The hypothetical effect on net income caused by a 10 percent change in quoted currency exchange rates would be approximately $0.3 million for the three months ended April 3, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, during the quarter ended April 3, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

None

Item 5.	Other Information

None

PART II OTHER INFORMATION - continued

Item 6	Exhibits

(a) Exhibit Index

10.1	Amendment No. 3 to the First Lien Credit and Guaranty Agreement, dated as of December 17, 2009, by and among X-Rite, Incorporated and the other parties thereto.

10.2	Consent and Amendment No. 4 to the First Lien Credit and Guaranty Agreement, dated as of March 5, 2010, by and among X-Rite, Incorporated and the other parties thereto.

10.3	Consent and Amendment No. 3 to the Second Lien Credit and Guaranty Agreement, dated as of March 5, 2010, by and among X-Rite, Incorporated and the other parties thereto.

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 13, 2010	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.,
Chief Executive Officer (principal executive officer)

May 13, 2010	/s/ Rajesh K. Shah
Rajesh K. Shah,
Chief Financial Officer (principal financial officer)

May 13, 2010	/s/ Jeffrey D. McKee
Jeffrey D. McKee,
Corporate Controller (principal accounting officer)