Form 10-Q
period 2010-07-03
X RITE INC
filed 2010-08-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On August 2, 2010, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 85,539,483.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash	$30,095	$29,050
Accounts receivable, less allowance of $2,239 in 2010 and $2,561 in 2009	26,894	28,085
Inventories, net	26,403	28,467
Deferred income taxes	900	1,115
Refundable income taxes	1,856	3,424
Prepaid expenses and other current assets	6,969	5,928

	93,117	96,069

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	22,980	23,036
Machinery and equipment	31,137	30,727
Furniture and office equipment	24,078	25,082
Construction in progress	2,528	2,664

	83,519	84,305
Less accumulated depreciation	(44,401)	(43,180)

	39,118	41,125

Other assets:
Goodwill and indefinite-lived intangibles	247,347	247,453
Other intangibles, net of accumulated amortization of $60,842 in 2010 and $54,845 in 2009	61,402	67,399
Capitalized software, net of accumulated amortization of $8,107 in 2010 and $8,266 in 2009	9,902	9,100
Deferred financing costs, net of accumulated amortization of $2,607 in 2010 and $1,195 in 2009	7,217	8,629
Derivative financial instruments	19	714
Other noncurrent assets	2,103	2,226

	327,990	335,521

	$460,225	$472,715

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands, except share and per share data)

	July 3, 2010	January 2, 2010
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$10,455	$7,234
Accounts payable	10,170	8,698
Accrued liabilities:
Payroll and employee benefits	9,121	6,583
Restructuring	1,060	898
Income taxes	146	584
Interest	3,597	3,809
Other	8,838	9,273

	43,387	37,079

Long-term liabilities:
Long-term debt, less current portion	156,174	176,400
Mandatorily redeemable preferred stock, $.10 par value, 84,729 shares authorized; 46,980 and 43,777 shares issued and outstanding in 2010 and 2009, respectively; net of warrant discount of $12,340 and $14,065 in 2010 and 2009, respectively	34,715	29,764
Long-term compensation and benefits	1,000	1,143
Deferred income taxes	7,735	8,498
Accrued income taxes	6,933	6,859
Other	1,264	853

	207,821	223,517

Shareholders’ investment:
Common stock, $.10 par value, 100,000,000 shares authorized; 84,499,934 and 84,120,668 issued and outstanding, in 2010 and 2009, respectively	8,450	8,412
Additional paid-in capital	272,867	271,013
Retained deficit	(76,958)	(76,752)
Accumulated other comprehensive income	4,658	9,446

	209,017	212,119

	$460,225	$472,715

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net Sales	$57,128	$49,362	$108,354	$95,980

Cost of products sold	22,803	19,724	43,020	39,497

Gross profit	34,325	29,638	65,334	56,483

Operating expenses:
Selling and marketing	14,163	13,060	27,275	26,672
Research, development and engineering	5,881	5,735	11,500	11,672
General and administrative	5,815	7,014	11,494	14,300
Restructuring and other related charges	236	1,368	1,991	3,165

	26,095	27,177	52,260	55,809

Operating income	8,230	2,461	13,074	674

Interest expense	(7,773)	(8,729)	(15,392)	(17,245)
Other income (expense), net	1,970	(959)	2,527	698

Income (loss) before income taxes	2,427	(7,227)	209	(15,873)

Income tax expense	488	377	415	462

Net income (loss)	$1,939	$(7,604)	$(206)	$(16,335)

Basic and diluted net income (loss) per share	$0.02	$(0.10)	$—	$(0.21)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	July 3, 2010	July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206)	$(16,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,075	3,285
Amortization	8,049	10,753
Amortization of deferred financing costs	1,412	1,484
Paid-in-kind interest accrued	3,226	—
Amortization of discount on mandatorily redeemable preferred stock	1,725	—
Deferred income taxes (credit)	(628)	(390)
Share-based compensation	1,698	1,964
Loss on sale of assets	385	176
Restructuring	1,991	3,165
Pension and postretirement benefit expense	1,130	861
Derivative fair value adjustments and charges	1,092	3,147
Excess tax benefit from stock-based compensation	(84)	—
Unrealized gain on foreign currency	(3,806)	(1,109)
Other	(1)	45
Changes in operating assets and liabilities:
Accounts receivable	1,028	9,138
Inventories	812	3,589
Prepaid expenses and other current assets	(563)	(1,179)
Accounts payable	1,626	(4,846)
Income taxes	(241)	211
Other current and non-current liabilities	1,037	1,453

Net cash provided by operating activities	22,757	15,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,831)	(2,363)
Increase in other assets	(2,586)	(2,299)
Proceeds from sales of assets	293	7,309

Net cash (used for) provided by investing activities	(4,124)	2,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(17,005)	(34,279)
Debt amendment and equity issuance costs	—	(32)
Issuance of common stock	110	52
Purchase of interest rate cap instrument	—	(1,565)
Excess tax benefits from stock-based compensation	84	—

Net cash used for financing activities	(16,811)	(35,824)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(777)	769

NET INCREASE (DECREASE) IN CASH	1,045	(16,996)
CASH AT BEGINNING OF YEAR	29,050	50,835

CASH AT END OF PERIOD	$30,095	$33,839

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments were of a normal and recurring nature. The balance sheet at January 2, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year information has been reclassified to conform with current year presentation.

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

In October 2009, the FASB issued ASU No. 2009-14 Software (ASC 985): Certain Revenue Arrangements That Include Software Elements, which modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company adopted ASU No. 2009-14 in the first quarter of 2010 and the standard had no impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard requires disclosure on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standard also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurement. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We adopted the disclosure requirements of this standard on January 3, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010 (fiscal 2011 for the Company). The adoption of the required disclosures did not have an impact on our financial position or results of operations. We do not expect that the adoption of the remaining guidance will have an impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends the subsequent events disclosure guidance to include the definition of an SEC filer, require an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this new guidance in the first quarter did not impact our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones are considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal 2011 for the Company). The Company is currently assessing the impact of this new guidance on its financial condition, results of operations or cash flows.

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

Segment performance is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net Sales:
Color Measurement	$47,710	$41,217	$90,023	$79,450
Color Standards	9,418	8,145	$18,331	16,530

Total	$57,128	$49,362	$108,354	$95,980

Depreciation and Amortization:
Color Measurement	$4,689	$5,056	$9,362	$10,215
Color Standards	882	1,911	1,762	3,823

Total	$5,571	$6,967	$11,124	$14,038

Operating Income (Loss):
Color Measurement	$5,240	$1,454	$7,462	$(1,458)
Color Standards	2,990	1,007	5,612	2,132

Total	$8,230	$2,461	$13,074	$674

Capital Expenditures:
Color Measurement	$956	$1,318	$1,673	$2,209
Color Standards	109	10	158	154

Total	$1,065	$1,328	$1,831	$2,363

	July 3, 2010	January 2, 2010
Total Assets:
Color Measurement	$358,688	$367,905
Color Standards	101,537	104,810

Total	$460,225	$472,715

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—INVENTORIES

Inventories consisted of the following (in thousands):

	July 3, 2010	January 2, 2010
Raw materials	$14,042	$13,675
Work in process	15,825	15,989
Finished goods	8,912	9,932

Gross Inventories	38,779	39,596
Reserves	(12,376)	(11,129)

Inventories, net	$26,403	$28,467

NOTE 5—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, lease termination costs, and employee severance pay resulting from layoffs.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three and six months ended July 3, 2010, are as follows (in thousands):

	Severance	Other	Total
Balance at January 2, 2010	$623	$275	$898
Charges incurred	1,171	584	1,755
Amounts paid or utilized	(606)	(465)	(1,071)

Balance at April 3, 2010	1,188	394	1,582
Charges incurred	67	169	236
Amounts paid or utilized	(414)	(344)	(758)

Balance at July 3, 2010	$841	$219	$1,060

For the three months ended July 3, 2010 and July 4, 2009, the Company recorded restructuring charges of $0.2 million and $1.4 million, respectively, which were recorded in operating expenses. For the six months ended July 3, 2010 and July 4, 2009, the Company recorded restructuring charges of $2.0 million and $3.2 million, respectively, which were recorded in operating expenses. Accrued liabilities associated with restructuring charges total $1.1 million at July 3, 2010, and are classified as a current liability in the accompanying condensed consolidated balance sheets.

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

April 2008 Restructuring Plan

In the first quarter of 2009, the Company completed the restructuring actions initiated in prior periods related to the restructuring plan announced in April 2008 (the April 2008 restructuring plan). The April 2008 restructuring plan was initiated in response to weaker than expected economic conditions and market softness that adversely affected net sales. The plan consisted of a revised cost savings and an operational plan which included 100 headcount reductions at various locations worldwide as well as additional cost of sales and operating cost reductions. The Company incurred $3.9 million in charges to date in connection with the April 2008 restructuring plan.

January 2009 Restructuring Plan

In the first quarter of 2010, the Company completed the restructuring actions initiated in prior periods related to the restructuring plan announced in January 2009 (the January 2009 restructuring plan). The January 2009 restructuring plan included narrowing the Company’s business focus, closing certain facilities, aggressively pursuing manufacturing efficiencies, implementing a reduction in headcount of 101 jobs, executing reduced work schedules and furloughs for selected employee groups, reducing executive compensation and suspending selected employee benefit programs. To date the Company incurred $3.3 million in charges in connection with the January 2009 restructuring plan.

Optronik 2009 Restructuring Plan

In the fourth quarter of 2009, the Company initiated restructuring activities related to Optronik, a foreign subsidiary of the Company. In early 2010, certain assets of Optronik were sold and the remaining operations were retained and merged into another subsidiary. The restructuring expenses relate primarily to headcount reductions, and the Company incurred $1.6 million in charges, to date, for this restructuring plan.

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global structure and reorganize the global treasury and cash management footprint.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the six months ended July 3, 2010, consisted of the following (in thousands):

	Color Measurement	Color Standards	Total

January 2, 2010	$194,898	$52,555	$247,453
Foreign currency adjustments	(106)	—	(106)

July 3, 2010	$194,792	$52,555	$247,347

The following is a summary of changes in amortizable intangible assets for the six months ended July 3, 2010 (in thousands):

	January 2, 2010	Accumulated Amortization	July 3, 2010

Technology and patents	$27,805	$(3,513)	$24,292
Customer relationships	34,123	(1,845)	32,278
Trademarks and trade names	5,315	(549)	4,766
Covenants not to compete	156	(90)	66

Total	$67,399	$(5,997)	$61,402

Estimated future amortization expense for intangible assets as of July 3, 2010, for the succeeding years is as follows (in thousands):

Remaining 2010	$5,961
2011	11,793
2012	11,793
2013	4,954
2014	4,610
Thereafter	22,291

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

The credit facilities contain operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, and make certain capital expenditures. As of July 3, 2010, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended.

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

On August 18, 2009, the Company entered into an Exchange Agreement to effectively convert $41.6 million of principal amount outstanding under its second lien credit facility for 41,561 shares of newly issued Series A Preferred Stock (the Exchange). As a result of the Exchange, the first and second lien agreements were amended to provide consent for the reduction of the second lien outstanding loan amount. See Note 8 for further discussion of the Exchange.

The Company’s estimate of fair value for debt approximates its carrying amount as of July 3, 2010.

During the second quarter of 2010, the Company selected, as its primary interest rate index, the three month LIBOR (subject to a floor of 3.0 percent) plus a 4.5 percent margin for most of the outstanding amount under the first lien facility. Outstanding first lien borrowings under the Prime Rate basis required a 3.5 percent margin during the quarter. Under the terms of the amended credit agreements, the margin above either LIBOR or Prime Rate on first lien borrowing is subject to adjustment based on the Company’s leverage ratio. The Company selected as its second lien primary interest rate basis three month LIBOR (subject to a floor of 3.0 percent) plus an 11.375 percent margin for most of the outstanding amount. Outstanding second lien borrowings under the Prime Rate basis (subject to a floor of 4.0 percent) required a 10.375 percent margin during the quarter.

Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on Prime Rate based loans are either paid at the time the loan is repaid or on a scheduled quarterly basis. The Company entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 9 for further discussion).

Subsequent to the quarter ended July 3, 2010, the Company made voluntary payments of $9.0 million against its first lien borrowings.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT – continued

Deferred Financing Costs

Deferred financing costs were established in connection with the first and second lien debt transactions, and the Exchange Transaction. These costs are currently being amortized over the life of the related facilities. Unamortized deferred financing costs as of July 3, 2010 were $7.2 million.

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

At the time of issuance of the MRPS the Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Company determined the fair value of the Warrants of $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which is classified as a discount on the mandatorily redeemable preferred stock. The discount is accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. The accretion for the three and six month periods ended July 3, 2010 was $0.8 million and $1.7 million, respectively. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders.

NOTE 9—FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC 820, Fair Value Measurements (ASC 820) to assets and liabilities measured at fair value. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—FINANCIAL INSTRUMENTS – continued

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, and recognized an other noncurrent asset of $0.7 million as of July 3, 2010 and $0.8 million as of January 2, 2010.

The Company has classified its interest rate caps within Level 2 of the fair value hierarchy. The carrying value was negligible at July 3, 2010 and $0.7 million at January 2, 2010. Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the valuation date. In discounting expected future cash flows, the Company adjusted the LIBOR-based yield curve’s implied discount rates to reflect the credit quality of the party bearing the cash flow obligation to pay.

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

Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in earnings.

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

Due to termination of the swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the terminated swaps during the three and six month periods ended July 3, 2010 totaled $0.5 and $0.8 million, respectively. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $0.8 million as of July 3, 2010, $0.7 million of which is expected to be reclassified to earnings during the next twelve months.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap (the cap) to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes downward every six months through January 6, 2012.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—FINANCIAL INSTRUMENTS – continued

Effective April 6, 2009, the Company reduced the notional amount of the cap by $25 million. The Company received $0.1 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this reduction. On September 30, 2009 the Company reduced the notional amount of the cap by $65 million. The Company received $0.4 million in proceeds related to the sale of this portion of the cap and reclassified $0.1 million from accumulated other comprehensive income as a decrease to interest expense related to this amendment. On June 30, 2010 the Company reduced the notional amount of the cap by $70 million. The amount the Company received in proceeds related to the sale of this portion of the cap and the amount reclassified from accumulated other comprehensive income as a decrease to interest expense related to this amendment were negligible.

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

On April 4, 2010, the cap was de-designated as a cash flow hedge by the Company. The fair value of the cap as of the de-designation date was an asset of $0.2 million. Due to the de-designation of the cap in April 2010, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows (which extends through 2012). Interest expense recorded related to the amortization of unrealized losses frozen in accumulated other comprehensive loss during the three month period ended July 3, 2010 totaled $0.1 million. The remaining balance in accumulated other comprehensive income related to the cap was $0.7 million as of July 3, 2010, $0.5 million of which is expected to be reclassified to earnings during the next twelve months.

The interest rate cap was marked to current market value as of July 3, 2010 resulting in a decrease in value of $0.1 million for the three months ended July 3, 2010. This adjustment was recorded as interest expense. As LIBOR was not above the capped rate, no cash was received from the existing cap agreements during the three and six month periods ended July 3, 2010.

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

The Company used the following assumptions in valuing employee options granted during the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Dividend yield	0%	0%	0%	0%
Volatility	56%	57 – 58%	56%	57 – 58%
Risk-free interest rates	2.8%	2.3 – 3.2%	2.8 – 3.1%	2.3 – 3.2%
Expected term of options	7 years	7 years	7 years	7 years

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 10—SHARE-BASED COMPENSATION – continued

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended July 3, 2010 and July 4, 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Stock options	$484	$766	$885	$1,064
Restricted stock awards	270	367	624	716
Restricted stock units	88	88	176	176
Employee stock purchase plan	9	3	13	8

Total share-based compensation expense	$851	$1,224	$1,698	$1,964

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of July 3, 2010, there was unrecognized compensation cost for non-vested share-based compensation of $2.5 million related to options, $1.7 million related to restricted share awards, and $0.8 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 2.2, 2.5, and 2.5 years, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary. In conjunction with its restructuring efforts, the Company suspended the match in the first quarter of 2009. The Company reinstated the matching of contributions in the second quarter of 2010.

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

Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$767	$730	$1,567	$1,321
Interest	173	184	353	365
Expected return on plan assets	(184)	(228)	(376)	(452)
Less contributions paid by employees	(203)	(188)	(414)	(373)

Net periodic pension cost	$553	$498	$1,130	$861

The Company is currently evaluating what additional contributions, if any will be made to the pension plan during the remainder of 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerators:
Net income (loss) for both basic and diluted EPS	$1,939	$(7,604)	$(206)	$(16,335)

Denominators:
Denominators for basic EPS: weighted-average common shares outstanding	84,317	76,519	84,222	76,493
Dilutive potential shares	1,396	—	—	—

Denominators for diluted EPS	85,713	76,519	84,222	76,493

The number of stock options, awards, and warrants that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,528 and 6,651, respectively, for the three and six month periods ended July 3, 2010 and 5,764 and 4,904, respectively, for the three and six month periods ended July 4, 2009.

NOTE 13—INCOME TAXES

For the three and six month periods ended July 3, 2010, the Company recorded tax expense of $0.5 million and $0.4 million against pre-tax income of $2.4 million and $0.2 million, respectively, resulting in an effective income tax rate of 20.1 percent and 199.0 percent. In the three month period ended July 3, 2010, the Company recorded income tax expense of $0.7 million related to foreign operations, $0.1 million representing interest charges related to its liability for uncertain tax positions, $0.1 million related to share-based compensation, and an income tax benefit of $0.4 million primarily related to foreign tax deductions on intangible asset amortization charges. For the six month period ended July 3, 2010, the Company recorded income tax expense of $0.7 million related to foreign operations, $0.3 million for tax examination adjustments to a previously filed refund claim, $0.1 million related to its liability for uncertain tax positions, $0.1 million related to share-based compensation, and an income tax benefit of $0.8 million primarily related to foreign tax deductions on intangible asset amortization charges.

For the three and six month periods ended July 4, 2009, the Company recorded a tax provision of $0.4 million and $0.5 million against pre-tax losses of $7.2 million and $15.9 million, respectively, resulting in an effective tax rate of (5.2) percent and (2.9) percent. The U.S. statutory rate for both tax years was 35.0 percent. The Company cannot currently recognize future potential tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company maintains income tax accruals related to uncertain tax benefits totaling $7.0 million and $6.9 million as of July 3, 2010 and January 2, 2010, respectively. Interest and penalties included in these income tax accruals total $1.8 million and $1.7 million as of July 3, 2010 and January 2, 2010, respectively. For the three and six month periods ended July 3, 2010, the Company recorded tax expenses of $0.1 million related to accrued interest and penalties. For the three and six month periods ended July 4, 2009, the Company recorded tax expense of $0.2 million and $0.3 million, respectively, related to accrued interest, and penalties.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company reported a net operating loss on its 2007 federal income tax return and during 2008, filed a loss carry back claim with the Internal Revenue Service (IRS) related to this loss. By statute, the IRS is required to submit tax refund claims in excess of $2 million to the Congressional Joint Committee on Taxation for review. Consequently, the IRS is currently in the process of examining the Company’s tax returns for the years 2005 and 2007 and surveying any related carry back claims filed. While it is possible that this audit could result in an additional tax assessment, the amount of any payment is not anticipated to be material. There are currently no other ongoing audits in foreign tax jurisdictions. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 14—COMPREHENSIVE INCOME

Comprehensive loss was $0.1 million and $2.1 million for the three months ended July 3, 2010 and July 4, 2009, respectively. Comprehensive loss was $5.0 million and $14.2 million for the six months ended July 3, 2010 and July 4, 2009, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income (Loss)

Balance on January 2, 2010	$12,271	$(1,899)	$(926)	$9,446
Other comprehensive income
(loss) for the six months ended July 3, 2010	(5,242)	397	57	(4,788)

Balance on July 3, 2010	$7,029	$(1,502)	$(869)	$4,658

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

Pursuant to a standby letter of credit agreement, the Company has provided a financial guarantee to a third-party on behalf of its subsidiary, Pantone. The term of the letter of credit extends through December 31, 2010, with an automatic renewal provision for one year at the grantor’s discretion. The face amount of the agreement was $0.4 million at July 3, 2010.

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company, which includes color industry leader Pantone, LLC, develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the Americas, Europe, and Asia.

Second Quarter 2010 Highlights:

•	Second quarter net sales increased $7.7 million, or 15.7 percent, to $57.1 million compared to $49.4 million for the second quarter of fiscal 2009

•

Second quarter income from operations and net income improved by $5.7 million and $9.5 million to $8.2 million and $1.9 million, respectively, resulting in second quarter EPS of $0.02 per diluted share

•	Strong year to date cash flow before financing of $18.6 million or 17.2 percent of sales

•	Debt pay downs of $10.6 million for the quarter and $17.0 million year to date

•	Strong sales growth across all sectors and all regions

•	New customer agreement signed with a leading North American Hardware Co-operative that is expected to increase iVue® market share and growth of the Retail sector.

•	Introduced Pantone Matching Systems® PLUS Series and the MA94 and MA96 Multi-Angle Spectrophotometer Industrial product lines

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and six month periods ended July 3, 2010 and July 4, 2009 (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Net sales	$57.1	100.0%	$49.4	100.0%	$108.3	100.0%	$96.0	100.0%
Cost of products sold	22.8	39.9	19.7	39.9	43.0	39.7	39.5	41.2

Gross profit	34.3	60.1	29.7	60.1	65.3	60.3	56.5	58.8

Operating expenses	26.1	45.7	27.2	55.1	52.2	48.2	55.8	58.1

Operating income	8.2	14.4	2.5	5.0	13.1	12.1	0.7	0.7

Interest expense	(7.8)	(13.6)	(8.7)	(17.6)	(15.4)	(14.2)	(17.2)	(17.9)
Other income (expense), net	2.0	3.4	(1.0)	(2.0)	2.5	2.3	0.7	0.7

Income (loss) before taxes	2.4	4.2	(7.2)	(14.6)	0.2	0.2	(15.8)	(16.5)

Income tax expense	0.5	0.9	0.4	0.8	0.4	0.4	0.5	0.5

Net income (loss)	$1.9	3.4%	$(7.6)	(15.4)%	$(0.2)	(0.2)%	$(16.3)	(17.0)%

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

For the three and six months ended July 3, 2010, the Color Measurement segment accounted for approximately $47.7 million and $90.0 million in net sales versus $41.2 million and $79.5 million in the comparable period of the previous year. The Color Standards segment accounted for approximately $9.4 million and $18.3 million in net sales for the three and six months ended July 3, 2010, versus $8.1 million and $16.5 million in the comparable period in the previous year.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Net Sales

The following table denotes net sales by product line for the three and six months ended July 3, 2010 and July 4, 2009 (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Imaging and Media	$22.6	39.6%	$19.3	39.1%	$42.2	39.0%	$38.4	40.0%
Industrial	13.1	22.9	10.6	21.5	25.1	23.2	18.4	19.2
Retail	4.6	8.1	4.2	8.5	7.3	6.7	8.1	8.4
Color Support Services	6.7	11.7	5.7	11.5	13.3	12.3	11.7	12.2
Other	0.7	1.2	1.5	3.0	2.1	1.9	2.9	3.0

Total Color Measurement	47.7	83.6	41.3	83.6	90.0	83.1	79.5	82.8
Color Standards	9.4	16.5	8.1	16.4	18.3	16.9	16.5	17.2

Total	$57.1	100.0%	$49.4	100.0%	$108.3	100.0%	$96.0	100.0%

Consolidated

Net sales for the second quarter of 2010 and year to date results were $57.1 million and $108.3 million an increase of $7.8 million and $12.4 million, or 15.7 percent and 12.9 percent, over the comparable periods in 2009. The majority of product lines realized year to date net sales increases with the exception of Retail and Other. The Company’s strong sales growth was the result of recently launched product and marketing initiatives in combination with the global market recovery.

The Company experienced net sales increases in the three and six month periods ended July 3, 2010 in the major geographic regions of the world where it conducts business. For the three months ended July 3, 2010, net sales increased across multiple product lines in Asia Pacific by $2.8 million or 26.1 percent; in Europe by $2.0 million or 11.0 percent; and in the Americas by $3.0 million or 14.6 percent when compared with the second quarter of 2009. For the six months ended July 3, 2010, net sales increased across multiple product lines in Asia Pacific by $6.9 million or 36.0 percent; in Europe by $3.3 million or 8.9 percent; and in the Americas by $2.2 million or 5.5 percent over the comparable period of 2009. A strong economic recovery in greater China and South East Asia bolstered good sales and marketing execution to drive significant growth in Imaging & Media, Industrial and the Services sectors. Increasing success in Industrial, Imaging and Media, and Retail sectors are contributing to Company sales growth in Europe. These results are influenced downwards by a decline in sales to Heidelberg in the first half, and a weaker Euro to dollar exchange rate in the second quarter. Strong sales in the Industrial sector are leading America’s sales performance, with OEM and Imaging and Media channel sales improving in Americas. The Home Depot rollout of several hundred paint matching systems in the first half of 2009 is dampening the overall sales growth figures for the region.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $0.9 million unfavorable effect on second quarter 2010 net sales, and a $0.3 million favorable effect on year to date net sales for the period ended July 3, 2010 as compared to similar periods of 2009.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Color Measurement Segment

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Imaging and Media net sales were up 16.4% in the second quarter and up 9.5% year to date in the sector, over the comparable periods of the prior year. A strong recovery in global OEM sales was driven as large customers saw increasing demand and desired to replenish shrinking inventory stocks. OEMs sales growth was complemented by an improving sales performance in the Imaging and Media reseller channels in the second quarter for a broad range of graphic arts products. While the year over year sales decline to press manufacturers was less in the second quarter of 2010 than in the first quarter of 2010, these customers continued to pull down year over year sector growth rates.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial net sales were up 24.5% in the second quarter and up 36.6% year to date in the sector, over the comparable periods of the prior year. Multiple sub-segments in all geographies reported strong sales through the first six months of 2010. The economic recovery, particularly in Asia provided a strong boost to sales in this sector. New products such as our non-contact instruments, along with a number of sales & marketing initiatives in the industrial sub-sectors yielded positive results.

The Retail product line markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. Retail net sales were up by 7.8% in the second quarter and down 10.5% year to date in this sector, over the comparable periods of the prior year. In the comparable year to date period of 2009 the Company was involved in a major program with Home Depot to upgrade several hundred stores with new paint matching systems. In the first half of 2010 this was not the case. The Company’s new non-contact retail paint matching solution and new Capsure solution, released in Europe in the second quarter, for in-front of the counter use by paint contractors and decorators are being very well received in the marketplace and are responsible for the improving sales growth trend.

The Color Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. Color Support Services net sales for services were up by 19.8% in the second quarter and up 15.0% on a year to date basis, over the comparable periods of the prior year. The Company is seeing a strong pickup in demand for repair and professional services as the economy is improving and instrument use is increasing. New service programs providing training and various support offers are also gaining traction.

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the three and six month periods ended July 3, 2010 decreased $0.8 million due to weaker demand for products in 2010.

Color Standards Segment

The Color Standards segment includes the operations of the Pantone business unit. Pantone is a manufacturer and marketer of products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. Color Standards net sales were up 15.1% in the second quarter and up 10.9% on a year to date basis, over the comparable periods of the prior year. The growth in the second quarter was lead by the new Pantone Matching Systems ® PLUS Series launch, growth in the licensing business, and supported by continuing sales of the cotton product line serving the Home & Fashion sectors.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Cost of Sales and Gross Profit

Gross profit benefited for the three and six month period ended July 3, 2010 from increased operating efficiencies, cost control initiatives, and higher sales volume. These benefits were offset by unfavorable foreign exchange, product and sales mix, increases in variable employee expenses related to the increased volume, and the reinstatement of previously suspended employee benefits in the second quarter of 2010. Gross profit for the three month period ended July 3, 2010 was $34.3 million, or 60.1 percent of net sales, compared with $29.7 million, or 60.1 percent of net sales, for the comparable period in 2009. For the six month period ended July 3, 2010, gross profit was $65.3 million or 60.3 percent of net sales, compared with $56.5 million or 58.8 percent of net sales for the same period in 2009.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Selling and marketing	$14.2	24.9%	$13.1	26.5%	$27.3	25.2%	$26.7	27.8%
Research, development and engineering	5.9	10.3	5.7	11.6	11.5	10.6	11.6	12.1
General and administrative	5.8	10.2	7.0	14.2	11.5	10.6	14.3	14.9
Restructuring and other related charges	0.2	0.4	1.4	2.8	1.9	1.8	3.2	3.3

Total	$26.1	45.7%	$27.2	55.1%	$52.2	48.2%	$55.8	58.1%

For the three and six month periods ended July 3, 2010, selling and marketing expenses increased by $1.1 million and $0.6 million, or 8.4 percent and 2.3 percent, as compared with the same periods of 2009. Research, development and engineering expenses increased by $0.1 million or 2.5 percent for the three month period of 2010 and decreased by $0.2 million or 1.5 percent for the six month period of 2010, as compared with the same periods in 2009. General and administrative expenses decreased $1.2 million and $2.8 million, or 17.1 percent and 19.6 percent, for the three and six month periods ended July 3, 2010, respectively, over the comparable period of 2009.

For the three and six months ended July 3, 2010 the Company experienced increases in selling and marketing; research, development, and engineering; and general and administrative expenses related to the reinstatement of employee benefits in the second quarter of 2010; sales and marketing initiatives; and increased variable compensation expenses as a result of the increase in sales. These increases were partially offset by headcount reductions and other organizational changes. The increases in general and administrative expenses were more than offset by a decrease in amortization expense for certain intangible assets that became fully amortized in 2009. In the first quarter of 2010, the Company expensed $1.7 million primarily related to the Optronik 2009 restructuring plan and other charges related to the Company’s efforts to create a more efficient global tax structure and reorganize its global treasury and cash management footprint. For the three and six month periods ended July 3, 2010 the Company recorded $0.2 million and $1.9 million of expense primarily related to the January 2009 restructuring plan. These plans are substantially complete as of the end of the current quarter.

Operating Income (Loss)

Operating income for the Color Measurement segment was $5.2 million and $7.5 million for the three and six month periods ended July 3, 2010, as compared to operating income (loss) of $1.5 million and $(1.4) million for the comparable periods in 2009. The operating income for the Color Measurement segment in the first two quarters of 2010 was favorably impacted by the increase in net sales across most product lines coupled with the cost controls put in place during 2009 that continued into the first two quarters of 2010. Operating income for the Color Standards segment was $3.0 million and $5.6 million for the three and six month periods ended July 3, 2010, as compared to $1.0 million and $2.1 million for the same period in 2009 and was largely impacted by sales increases combined with the previously announced profit improvement actions.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Other Income (Expense)

Interest Expense

Interest expense was $7.8 million and $15.4 million for the three and six months ended July 3, 2010, which is an improvement of 11.0 percent and 10.7 percent over the same period in 2009. The decrease is largely attributable to the pay down of debt that occurred during 2009 and 2010. As a result of the pay down of debt and exchange of second lien debt to MRPS the Company’s cash interest expense decreased by 37.7 percent from $6.1 million in the prior year quarter to $3.8 million in the second quarter of 2010. For the six months ended July 3, 2010 cash interest expense decreased by 37.6 percent to $7.8 million from $12.5 million in the similar period of 2009. These decreases were partially offset by second quarter and year to date non cash interest charges of $1.7 million and $3.2 million of paid in-kind (‘PIK’) dividends and $0.9 million and $1.7 million of amortization on the discount on mandatorily redeemable preferred stock, which were incurred in connection with the Exchange (see Note 7 for further discussion). Interest expense was $8.7 million and $17.2 million for the three and six month periods ended July 4, 2009, which was primarily related to the borrowings against the Company’s first and second lien term loans and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively.

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign exchange translations and sales of assets. Other income (expense), net was $2.0 million and $2.5 million for the three and six months ended July 3, 2010, compared to $(1.0) million and $0.7 million in the same period in 2009. For the three and six months ended July 3, 2010 the amounts are comprised primarily of unrealized currency gains of $1.8 million and $2.9 million which are partially offset by a loss on the sale of assets of $0.4 million. The loss on sale of assets primarily related to the Company’s sale and settlement of certain assets and liabilities of the Optronik product line in January 2010. Other income (expense), net for the three and six months ended July 4, 2009, consisted primarily of gains on foreign exchange translations.

Income Taxes Expense

The Company’s effective tax rate for the second quarter of 2010 was 20.1 percent compared to (5.2) percent for the second quarter of 2009. For the six months ended July 3, 2010, the Company’s effective tax rate was 199.0 percent compared to (2.9) percent for the same period in the prior year. The 2010 income tax expense of $0.4 million were recorded to reflect income tax expense of $0.7 million related to foreign operations, $0.3 million for tax examination adjustments to a previously filed refund claim, $0.1 million representing interest charges related to its liability for uncertain tax positions, $0.1 million related to share-based compensation, and an income tax benefit of $0.8 million primarily related to foreign tax deductions on intangible asset amortization charges.

Net Income (Loss)

The Company recorded net income (loss) of $1.9 million and $(0.2) million for the three and six month periods ended July 3, 2010, compared to a net loss of $(7.6) million and $(16.3) million for comparable periods in 2009. On a per share basis, fully diluted income (loss) per share was $0.02 and $(0.00) for the three and six month periods in 2010, compared to $(0.10) and $(0.21) per share for the comparable periods in 2009.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Six Months Ended
	July 3, 2010	July 4, 2009	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$22.7	$15.4	$7.3
Investing activities	(4.1)	2.6	(6.7)
Financing activities	(16.8)	(35.8)	19.0
Effect of exchange rate changes on cash	(0.8)	0.8	(1.6)

Net increase (decrease) in cash	1.0	(17.0)	18.0
Cash, beginning of period	29.1	50.8	(21.7)

Cash, end of period	$30.1	$33.8	$(3.7)

Cash

At July 3, 2010, the Company had cash of $30.1 million, compared with $29.1 million at January 2, 2010 for an increase of $1.0 million. At July 3, 2010, approximately $9.0 million in cash was held by subsidiaries outside of the United States.

Operating Activities

The increase in net cash provided by operating activities to $22.7 million from $15.4 million for the six months ended July 3, 2010 and July 4, 2009, respectively, is primarily attributable to the increased sales performance of the Company, coupled with improved working capital efficiency.

In 2010, cash provided by operating activities consisted of a net loss $0.2 million, offset by the net cash provided by operating assets and liabilities of $3.7 million and non-cash items of $19.3 million. Sources of cash provided by operating assets and liabilities in 2010 included accounts receivable, inventories, accounts payable and other current and non-current liabilities of $4.5 million, partially offset by income taxes, and prepaid expenses and other current assets of $0.8 million. Significant non-cash transactions for the six months ended July 3, 2010 included amortization of intangibles and capitalized software costs of $8.0 million, restructuring of $2.0 million, depreciation of $3.1 million, paid-in-kind interest of $3.2 million, amortization of the discount on mandatorily redeemable preferred stock of $1.7 million, and share-based compensation expense of $1.7 million.

In 2009, cash provided by operating activities consisted of a net loss of $16.3 million offset by net cash provided by operating assets and liabilities of $8.4 million and non-cash items of $23.4 million. Significant sources of cash in 2009 provided by operating activities included the collection of accounts receivable and decreased global inventory balances of $9.2 million and $3.6 million, respectively. The sources of cash were partially offset by a reduction in accounts payable of $4.8 million. Significant non-cash transactions for the six months ended July 4, 2009 included; $10.8 million of add-backs for amortization, depreciation of $3.3 million, derivative fair value adjustments and charges of $3.1 million, share-based compensation expense of $2.0 million, and amortization of deferred financing costs of $1.5 million.

Investing Activities

The most significant components of the Company’s investment activities are (i) proceeds from sales of assets, and (ii) capital expenditures. Net cash (used for) provided by investing activities during the six months ended July 3, 2010 and July 4, 2009 was $(4.1) million and $2.6 million, respectively.

During the six month period ended July 3, 2010, proceeds from sales of assets were $0.3 million, which primarily resulted from the sale of certain assets of the Optronik product line. During the six month period ended July 4, 2009, proceeds from sales of assets were $7.3 million, which primarily resulted from the sale of the Company’s former headquarters for $7.2 million.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Capital expenditures were $1.8 million and $2.4 million in the six month periods ended July 3, 2010 and July 4, 2009, respectively. The expenditures relate primarily to machinery and equipment and tooling in the United States and Switzerland.

Increases in other assets relates to capitalized software costs of $2.6 million and $2.3 million in the six month periods ended July 3, 2010 and July 4, 2009, respectively.

Financing Activities

The primary components of the Company’s financing activities are (i) the payment of debt and (ii) purchase of an interest rate cap. Net cash used for financing activities during the six month periods ended July 3, 2010 and July 4, 2009 was $16.8 million and $35.8 million, respectively.

In the first six months of 2010, the Company paid down its first lien debt by $17.0 million.

During the first six months of 2009, the Company paid down $34.3 million of its debt. In the first quarter of 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and repay a portion of the Company’s first lien term loan. The remaining debt payments were generated from prior drawings on the Company’s revolver in addition to proceeds from the sale of the Company’s life insurance policies.

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009.

As of July 3, 2010, the Company was in compliance with the financial covenants contained in its first and second lien credit agreements, as amended. As a result of the completion of the Corporate Recapitalization Plan and the Exchange, the Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future.

Subsequent to the quarter ended July 3, 2010, the Company made additional voluntary payments of $9.0 million against its first lien debt.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with past acquisitions. These agreements were terminated by the Company, and on December 30, 2008, the Company replaced these swap agreements with an interest rate cap. The interest rate cap limits the Company’s exposure to an increase in the 3 month LIBOR rate above 3 percent per annum. The notional amount of the cap at July 3, 2010 was $94.0 million.

A hypothetical 25 basis point increase in interest rates year to date through July 3, 2010 would have increased the interest expense reported in the condensed consolidated financial statements by $0.2 million, for the six months ended July 3, 2010.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, such fluctuations may cause profitability to increase or decrease accordingly.

The hypothetical effect on net income caused by a 10 percent change in quoted currency exchange rates would be approximately $0.5 million for the six months ended July 3, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, during the quarter ended July 3, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

X-RITE, INCORPORATED

August 12, 2010	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.,
Chief Executive Officer
(principal executive officer)

August 12, 2010	/s/ Rajesh K. Shah
Rajesh K. Shah,
Chief Financial Officer
(principal financial officer)

August 12, 2010	/s/ Jeffrey D. McKee
Jeffrey D. McKee,
Corporate Controller
(principal accounting officer)