Form 10-Q
period 2010-10-02
X RITE INC
filed 2010-11-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 2, 2010

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

On November 1, 2010, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 85,589,580.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	October 2, 2010	January 2, 2010
ASSETS
Current assets:
Cash	$14,767	$29,050
Accounts receivable, less allowance of $2,216 in 2010 and $2,561 in 2009	28,833	28,085
Inventories, net	27,488	28,467
Deferred income taxes	911	1,115
Refundable income taxes	2,008	3,424
Prepaid expenses and other current assets	5,145	5,928

	79,152	96,069

Property plant and equipment:
Land	2,814	2,796
Buildings and improvements	23,091	23,036
Machinery and equipment	32,713	30,727
Furniture and office equipment	24,830	25,082
Construction in progress	3,760	2,664

	87,208	84,305
Less accumulated depreciation	(47,718)	(43,180)

	39,490	41,125

Other assets:
Goodwill and indefinite-lived intangibles	247,412	247,453
Other intangibles, net of accumulated amortization of $63,841 in 2010 and $54,845 in 2009	58,403	67,399
Capitalized software, net of accumulated amortization of $8,918 in 2010 and $8,266 in 2009	10,586	9,100
Deferred financing costs, net of accumulated amortization of $5,940 in 2010 and $5,201 in 2009	5,849	8,629
Other noncurrent assets	2,088	2,940

	324,338	335,521

	$442,980	$472,715

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands, except share and per share data)

	October 2, 2010	January 2, 2010
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$4,350	$7,234
Accounts payable	11,317	8,698
Accrued liabilities:
Payroll and employee benefits	12,428	6,583
Restructuring	91	898
Income taxes	42	584
Interest	1,149	3,809
Other	6,195	9,273

	35,572	37,079

Long-term liabilities:
Long-term debt, less current portion	143,086	176,400
Mandatorily redeemable preferred stock, $.10 par value, 84,729 shares authorized; 46,980 and 43,777 shares issued and outstanding in 2010 and 2009, respectively; net of warrant discount of $11,478 and $14,065 in 2010 and 2009, respectively	35,540	29,764
Long-term compensation and benefits	1,147	1,143
Deferred income taxes	6,239	8,498
Accrued income taxes	6,492	6,859
Other	1,576	853

	194,080	223,517

Shareholders’ investment:
Common stock, $.10 par value, 100,000,000 shares authorized; 84,529,418 and 84,120,668 issued and outstanding, in 2010 and 2009, respectively	8,453	8,412
Additional paid-in capital	273,625	271,013
Retained deficit	(77,091)	(76,752)
Accumulated other comprehensive income	8,341	9,446

	213,328	212,119

	$442,980	$472,715

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net Sales	$55,428	$45,655	$163,782	$141,635

Cost of products sold	22,683	18,608	65,703	58,105

Gross profit	32,745	27,047	98,079	83,530

Operating expenses:
Selling and marketing	14,330	11,952	41,606	38,624
Research, development and engineering	6,128	5,396	17,628	17,068
General and administrative	5,335	7,277	16,829	21,577
Restructuring and other related charges	17	810	2,008	3,975

	25,810	25,435	78,071	81,244

Operating income	6,935	1,612	20,008	2,286

Interest expense	(6,744)	(8,562)	(22,136)	(25,807)
Write-off of deferred financing costs	(1,091)	(2,265)	(1,091)	(2,265)
Other income (expense), net	(1,233)	(1,892)	1,295	(1,194)

Loss before income taxes	(2,133)	(11,107)	(1,924)	(26,980)

Income tax benefit	(2,001)	(2,133)	(1,585)	(1,671)

Net loss	$(132)	$(8,974)	$(339)	$(25,309)

Basic and diluted net loss per share	$—	$(0.12)	$—	$(0.33)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	October 2, 2010	October 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339)	$(25,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,594	4,791
Amortization	12,161	15,827
Amortization of deferred financing costs	2,118	2,201
Paid-in-kind interest accrued	3,188	765
Amortization of discount on mandatorily redeemable preferred stock	2,587	597
Deferred income taxes (credit)	(2,153)	(777)
Share-based compensation	2,402	3,462
(Gain) loss on sale of assets	329	(500)
Restructuring and other related charges	2,008	4,118
Write-off of deferred financing costs	1,091	2,265
Pension and postretirement benefit expense	1,730	1,303
Derivative fair value adjustments and charges	1,336	4,513
Excess tax benefit from stock-based compensation	(92)	—
Unrealized (gain) loss on foreign currency	(2,990)	695
Other	—	43
Changes in operating assets and liabilities:
Accounts receivable	537	9,913
Inventories	303	5,225
Prepaid expenses and other current assets	(133)	590
Accounts payable	2,387	(3,751)
Income taxes	(793)	(1,649)
Other current and non-current liabilities	(2,038)	(5,893)

Net cash provided by operating activities	28,233	18,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,226)	(3,684)
Increase in other assets	(4,034)	(3,257)
Proceeds from sales of assets	292	10,036

Net cash provided by (used for) investing activities	(6,968)	3,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	16,500	—
Payment of long-term debt	(52,698)	(41,836)
Debt amendment and equity issuance costs	(430)	(1,603)
Issuance of common stock	159	75
Purchase of interest rate cap instrument	—	(1,565)
Excess tax benefits from stock-based compensation	92	—

Net cash used for financing activities	(36,377)	(44,929)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	829	1,608

NET DECREASE IN CASH	(14,283)	(21,797)
CASH AT BEGINNING OF YEAR	29,050	50,835

CASH AT END OF PERIOD	$14,767	$29,038

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

As discussed further in Note 16—Business Segments, the Company had previously reported two reportable segments: Color Measurement and Color Standards. The Company now has one reportable segment, which is consistent with how the Company is currently structured and managed. Segment information for the comparable prior periods has been restated to conform to the current periods presentation.

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

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	October 2, 2010	January 2, 2010
Raw materials	$15,791	$13,675
Work in process	15,341	15,989
Finished goods	9,211	9,932

Gross Inventories	40,343	39,596
Reserves	(12,855)	(11,129)

Inventories, net	$27,488	$28,467

NOTE 4—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges include cash costs, accrued liabilities, asset write-offs, lease termination costs, and employee severance pay resulting from layoffs.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three and nine months ended October 2, 2010, are as follows (in thousands):

	Severance	Other	Total
Balance at January 2, 2010	$623	$275	$898
Charges incurred	1,171	584	1,755
Amounts paid or utilized	(606)	(465)	(1,071)

Balance at April 3, 2010	1,188	394	1,582
Charges incurred	67	169	236
Amounts paid or utilized	(414)	(344)	(758)

Balance at July 3, 2010	841	219	1,060
Charges incurred	(74)	91	17
Amounts paid or utilized	(676)	(310)	(986)

Balance at October 2, 2010	$91	$—	$91

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—RESTRUCTURING AND OTHER RELATED CHARGES – continued

For the three months ended October 2, 2010 the Company recorded a nominal amount of restructuring charges in operating expenses. For the three months ended October 3, 2009, the Company incurred $1.0 million in restructuring charges of which $0.8 million were recorded in operating expenses and $0.2 million were recorded in cost of sales related to inventory write-downs. For the nine months ended October 2, 2010, the Company recorded restructuring charges of $2.0 million in operating expenses. For the nine months ended October 3, 2009, the Company incurred $4.1 million in restructuring charges of which $4.0 million were recorded in operating expenses and $0.1 million were recorded in cost of sales. Accrued liabilities associated with restructuring charges total $0.1 million at October 2, 2010, and are classified as a current liability in the accompanying condensed consolidated balance sheets.

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

Optronik 2009 Restructuring Plan

In the third quarter of 2010, the Company completed the restructuring actions initiated in the fourth quarter of 2009 related to Optronik, a foreign subsidiary of the Company. In early 2010, certain assets of Optronik were sold and the remaining operations were retained and merged into another subsidiary. The restructuring expenses relate primarily to headcount reductions, and the Company incurred $1.6 million in charges, for this restructuring plan.

Other Related Charges

Other related charges are comprised of costs associated with the Company’s efforts to create a more efficient global structure and reorganize the global treasury and cash management footprint.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the nine months ended October 2, 2010, consisted of the following (in thousands):

January 2, 2010	$247,453
Foreign currency adjustments	(41)

October 2, 2010	$247,412

The following is a summary of changes in amortizable intangible assets for the nine months ended October 2, 2010 (in thousands):

	January 2, 2010	Accumulated Amortization	October 2, 2010
Technology and patents	$27,805	$(5,265)	$22,540
Customer relationships	34,123	(2,767)	31,356
Trademarks and trade names	5,315	(823)	4,492
Covenants not to compete	156	(141)	15

Total	$67,399	$(8,996)	$58,403

Estimated future amortization expense for intangible assets as of October 2, 2010, for the succeeding years is as follows (in thousands):

Remaining 2010	$2,962
2011	11,793
2012	11,793
2013	4,954
2014	4,610
Thereafter	22,291

NOTE 6—LONG-TERM DEBT

First and Second Lien Term Loans

In connection with the Pantone acquisition in October 2007, the Company entered into secured senior credit facilities which initially provided for aggregate principal borrowings of up to $415 million and replaced the Company’s previous credit facilities. These credit facilities initially consisted of a $310 million first lien loan, which included a $270 million five-year term loan and a $40 million five-year revolving credit facility, and a $105 million six-year term second lien loan. Obligations under these credit facilities are secured by essentially all of the tangible and intangible assets of the Company. Both facilities provide variable interest rate options from which the Company may select. The unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum.

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

On August 18, 2009, the Company entered into an Exchange Agreement to effectively convert $41.6 million of principal amount outstanding under its second lien credit facility into 41,561 shares of newly issued Series A Preferred Stock (the Exchange). As a result of the Exchange, the first and second lien agreements were amended to provide consent for the reduction of the second lien outstanding loan amount. See Note 7 for further discussion of the Exchange.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—LONG-TERM DEBT – continued

On September 28, 2010, the Company executed an amendment of the first lien credit agreement. This amendment authorized the Company to repay the outstanding balance of the second lien credit facility and permits dividend payments in cash on the Series A Preferred Stock. On September 30, 2010, the Company extinguished the second lien credit agreement with cash on hand of $9.9 million and borrowings under the first lien revolving credit facility of $16.5 million.

The Company’s estimate of fair value for debt approximates its carrying amount as of October 2, 2010.

During the third quarter of 2010, the Company designated its borrowings equally under LIBOR and Prime interest rate indices. The LIBOR index is based on the three month LIBOR (subject to a floor of 3.0 percent) plus a 4.0 percent margin and the Prime index is based the Prime Rate plus a 3.0 percent margin during the quarter. The rates in effect at October 2, 2010 were 7.00 percent and 6.25 percent for LIBOR and Prime borrowings, respectively. Under the terms of the amended credit agreements, the margin above either LIBOR or Prime Rate on first lien credit facilities is subject to a quarterly adjustment based on the Company’s leverage ratio.

Interest payments on LIBOR based loans are payable on the last day of each interest period, not to exceed three months. Interest payments on Prime Rate based loans are either paid at the time the loan is repaid or on a scheduled quarterly basis. The Company entered into an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 8 for further discussion).

The Company’s credit facility contains operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make investments or acquisitions, enter into certain transactions with affiliates, and make certain capital expenditures. As of October 2, 2010, the Company was in compliance with the financial covenants contained in its credit agreement, as amended. Subsequent to the quarter ended October 2, 2010, the Company made voluntary payments of $3.0 million against its first lien borrowings.

Mortgage Loan

On January 29, 2009, the Company completed the sale of its former headquarters for $7.2 million, proceeds from which were used to pay transaction closing costs and the $5.2 million principal balance of the mortgage loan, with the remainder used to repay a portion of the Company’s first lien borrowings.

Deferred Financing Costs

Deferred financing costs were established in connection with the first and second lien debt transactions and amendments, and the Exchange Transaction. These costs are currently being amortized over the life of the related facilities. As a result of the second lien extinguishment, the Company wrote-off $1.1 million of previously existing deferred financing costs. Unamortized deferred financing costs as of October 2, 2010 were $5.8 million.

NOTE 7—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

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

(Unaudited)

NOTE 7—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS – continued

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

At the time of issuance of the MRPS the Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Company determined the fair value of the Warrants was $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which is classified as a discount on the MRPS. The discount is accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. The accretion for the three and nine month periods ended October 2, 2010 was $0.9 million and $2.6 million, respectively. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders.

NOTE 8—FINANCIAL INSTRUMENTS

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

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, and recognized an other noncurrent asset of $0.7 million as of October 2, 2010 and $0.8 million as of January 2, 2010.

The Company has classified its interest rate caps within Level 2 of the fair value hierarchy. The carrying value was negligible at October 2, 2010 and $0.7 million at January 2, 2010. Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the valuation date. In discounting expected future cash flows, the Company adjusted the LIBOR-based yield curve’s implied discount rates to reflect the credit quality of the party bearing the cash flow obligation to pay.

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

On April 21, 2008, these interest rate swap agreements were terminated by the Company. The fair value of the swap arrangements as of the termination date was a liability of $12.1 million. The swap liability accrued interest until closing of the Corporate Recapitalization Plan. The Company paid the outstanding balance on the swap liability, including the related accrued interest, upon closing of the Corporate Recapitalization Plan in October 2008 (see Note 6 for further information).

Due to termination of the swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the terminated swaps during the three and nine month periods ended October 2, 2010 totaled $0.2 and $1.0 million, respectively. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $0.6 million as of October 2, 2010, all of which is expected to be reclassified to earnings during the next twelve months.

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

On April 4, 2010, the cap was de-designated as a cash flow hedge by the Company. The fair value of the cap as of the de-designation date was an asset of $0.2 million. Due to the de-designation of the cap in April 2010, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the amortization of unrealized losses frozen in accumulated other comprehensive loss during the three month period ended October 2, 2010 was nominal. The remaining balance in accumulated other comprehensive income related to the cap was $0.6 million as of October 2, 2010, $0.5 million of which is expected to be reclassified to earnings during the next twelve months.

As LIBOR was not above the capped rate, no cash was received from the existing cap agreements during the three and nine month periods ended October 2, 2010.

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

The Company did not grant any stock options or restricted stock awards during the three months ended October 2, 2010. The Company used the following assumptions in valuing employee options granted during the three and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended	Nine Months Ended
	October 3, 2009	October 2, 2010	October 3, 2009
Dividend yield	0%	0%	0%
Volatility	56%	56%	56 - 58%
Risk-free interest rates	3.1%	2.8 - 3.1%	2.3 - 3.2%
Expected term of options	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended October 2, 2010 and October 3, 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Stock options	$402	$972	$1,287	$2,036
Restricted stock awards	210	435	834	1,151
Restricted stock units	88	88	264	264
Employee stock purchase plan	4	3	17	11

Total share-based compensation expense	$704	$1,498	$2,402	$3,462

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of October 2, 2010, there was unrecognized compensation cost for non-vested share-based compensation of $2.1 million related to options, $1.5 million related to restricted share awards, and $0.7 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 2.0, 2.2, and 2.2 years, respectively.

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

(Unaudited)

NOTE 10—EMPLOYEE BENEFIT PLANS – continued

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

Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$831	$680	$2,398	$2,001
Interest	188	188	541	553
Expected return on plan assets	(200)	(233)	(576)	(685)
Less contributions paid by employees	(219)	(193)	(633)	(566)

Net periodic pension cost	$600	$442	$1,730	$1,303

The Company is currently evaluating what additional contributions, if any will be made to the pension plan during the remainder of 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 11—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerators:
Net income (loss) for both basic and diluted EPS	$(132)	$(8,974)	$(339)	$(25,309)

Denominators:
Denominators for basic EPS: weighted-average common shares outstanding	84,510	76,552	84,318	76,512
Dilutive potential shares	—	—	—	—

Denominators for diluted EPS	84,510	76,552	84,318	76,512

The number of stock options, awards, and warrants that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,360 and 6,554, respectively, for the three and nine month periods ended October 2, 2010 and 13,797 and 7,869, respectively, for the three and nine month periods ended October 3, 2009.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 12—INCOME TAXES

For the three and nine month periods ended October 2, 2010, the Company recorded tax benefit of $2.0 million and $1.6 million against pre-tax losses of $2.1 million and $1.9 million, respectively, resulting in an effective income tax rate of 93.8 and 82.4 percent. In the three month period ended October 2, 2010, the Company recorded income tax benefits of $1.1 million related to a foreign tax ruling, $0.5 million related to its liability for uncertain tax positions, and $0.4 million primarily related to foreign tax deductions on intangible asset amortization charges. For the nine month period ended October 2, 2010, the Company recorded income tax benefits of $1.1 million related to a foreign tax ruling, $0.4 million related to its liability for uncertain tax positions, and $1.2 million primarily related to foreign tax deductions on intangible asset amortization charges. These benefits were offset by income tax expense of $0.3 million for tax examination adjustments to a previously filed refund claim and $0.1 million related to share-based compensation.

For the three and nine month periods ended October 3, 2009, the Company recorded a tax benefit of $2.1 million and $1.7 million against pre-tax losses of $11.1 million and $27.0 million, respectively, resulting in an effective income tax rate of 19.2 and 6.2 percent. The U.S. statutory rate for both tax years was 35.0 percent. The Company cannot currently recognize future potential tax benefits associated with its U.S. domestic operating losses and has valuation allowances recorded against related net federal deferred income tax assets. In addition, the income tax provision reflects the fact that foreign taxes are currently not subject to foreign tax credit offsets given the net operating losses accumulated domestically.

The Company maintains income tax accruals related to uncertain tax benefits totaling $6.5 million and $6.9 million as of October 2, 2010 and January 2, 2010, respectively.

The Company is subject to periodic audits by domestic and foreign tax authorities. During the three month period ended October 2, 2010, the Internal Revenue Service (IRS) completed its examination of the Company’s tax returns for the years 2005 and 2007, requiring no adjustments or additional payments. There are currently no other ongoing audits.

NOTE 13—COMPREHENSIVE INCOME

Comprehensive income (loss) was $3.6 million and $(4.4) million for the three months ended October 2, 2010 and October 3, 2009, respectively. Comprehensive loss was $(1.4) million and $(18.6) million for the nine months ended October 2, 2010 and October 3, 2009, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income (Loss)
Balance on January 2, 2010	$12,271	$(1,899)	$(926)	$9,446
Other comprehensive income (loss) for the nine months ended October 2, 2010	(1,724)	640	(21)	(1,105)

Balance on October 2, 2010	$10,547	$(1,259)	$(947)	$8,341

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

Pursuant to standby letter of credit agreements, the Company has provided financial guarantees to third-parties. The terms of the letters of credit, including renewal provisions, extend through December 31, 2011. The face amount of the agreements totaled $0.6 million at October 2, 2010.

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

NOTE 16—BUSINESS SEGMENTS

Historically, the Company had two operating and reportable segments, Color Measurement and Color Standards. The Color Standards reportable operating segment was created in 2007 with the acquisition of Pantone LLC. In fiscal 2010, the Company implemented a new organizational structure, integrated reporting systems, and substantially completed the restructuring activities outlined in Note 4. The convergence of these events resulted in the elimination the Company’s historical segment structure allowing a move to a leaner product-oriented organization focused on driving overall results for the Company. The Company evaluated the impact of these events on its segment reporting and determined that the Company now has one operating segment as defined by ASC 280, Segment Reporting (ASC 280). As a result, the financial statement information provided has been presented to reflect one reportable segment, reflecting the Company’s consolidated results.

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the Americas, Europe, and Asia.

Third Quarter 2010 Highlights:

•	Third quarter net sales of $55.4 million, an increase of $9.8 million, or 21.4 percent, compared to $45.6 million for the third quarter of fiscal 2009

•	Third quarter income from operations and net loss were $6.9 million and $(0.1) million compared to the prior year quarter of $1.6 million and $(9.0) million, respectively

•	Strong year to date cash flow before financing of $21.3 million or 13.0 percent of sales

•	Debt pay downs of $19.2 million for the quarter and $36.2 million year to date including the pay off of the Company’s Second Lien Credit Facility

•	X-Rite announced a new partnership with Autodesk, Inc. offering X-Rite products globally as part of a next generation design solution

•

The Company’s industry leading intellectual property portfolio was strengthened with a new patent granted for non-contact color measurement technology used in a broad range of Industrial and Retail product lines

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and nine month periods ended October 2, 2010 and October 3, 2009 (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Net sales	$55.4	100.0%	$45.6	100.0%	$163.7	100.0%	$141.6	100.0%
Cost of products sold	22.7	40.9	18.6	40.8	65.7	40.1	58.1	41.1

Gross profit	32.7	59.1	27.0	59.2	98.0	59.9	83.5	58.9
Operating expenses	25.8	46.6	25.4	55.7	78.0	47.7	81.2	57.3

Operating income	6.9	12.5	1.6	3.5	20.0	12.2	2.3	1.6
Interest expense	(6.7)	(12.2)	(8.5)	(18.6)	(22.1)	(13.5)	(25.7)	(18.1)
Write-off of deferred financing costs	(1.1)	(2.0)	(2.3)	(5.0)	(1.1)	(0.7)	(2.3)	(1.6)
Other income (expense), net	(1.2)	(2.2)	(1.9)	(4.2)	1.3	0.8	(1.2)	(0.9)

Income (loss) before taxes	(2.1)	(3.9)	(11.1)	(24.3)	(1.9)	(1.2)	(26.9)	(19.0)
Income tax benefit	(2.0)	(3.6)	(2.1)	(4.6)	(1.6)	(1.0)	(1.6)	(1.1)

Net income (loss)	$(0.1)	(0.3)%	$(9.0)	(19.7)%	$(0.3)	(0.2)%	$(25.3)	(17.9)%

Net Sales

The following table denotes net sales by product line for the three and nine months ended October 2, 2010 and October 3, 2009 (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Imaging and Media	$23.1	41.7%	$17.2	37.8%	$65.3	39.9%	$55.6	39.3%
Industrial	11.4	20.6	10.3	22.6	36.5	22.3	28.7	20.3
Retail	3.6	6.4	2.8	6.1	10.9	6.7	10.9	7.7
Color Standards	9.9	17.9	8.1	17.8	28.2	17.2	24.6	17.4
Color Support Services	6.5	11.8	5.7	12.4	19.8	12.1	17.4	12.2
Other	0.9	1.7	1.5	3.3	3.0	1.8	4.4	3.1

Total	$55.4	100.0%	$45.6	100.0%	$163.7	100.0%	$141.6	100.0%

Net sales for the third quarter of 2010 and year to date results increased $9.8 million and $22.1 million, or 21.4 percent and 15.6 percent, over the comparable periods in 2009. All of the product lines realized year to date net sales increases with the exception of Other. The Company’s strong sales growth was the result of recently launched product and marketing initiatives in combination with the global market recovery.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

The Company experienced net sales increases in the three and nine month periods ended October 2, 2010 in all the major geographic regions of the world where it conducts business:

Asia Pacific – Net sales were up $2.1 million or 19.8 percent over the prior year quarter and up $9.0 million or 30.2 percent on a nine months year to date basis. A strong economy in the region, excluding Japan, has bolstered overall sales on a year to date basis. In the quarter the Imaging and Media line reported strong sales growth supported by a number of new sales and marketing motions. The Industrial and Color Support Services lines were also strong contributors to sales growth on a year to date basis.

Europe – Net sales were up $4.9 million or 29.3 percent versus the prior year quarter and up $8.2 million or 15.3 percent on a nine months year to date basis. Increasing success across multiple product lines is contributing to the third quarter sales performance. Improving conditions in the print market is a significant driver for the quarter, and complemented by sales gains in both the Retail and Color Standards lines. On a year to date basis the Industrial line is a positive contributor as well.

Americas – Net sales were up by $2.8 million or 15.1 percent versus the prior year quarter and up by $5.0 million or 8.5 percent through the first nine months of 2010. Strong sales in the Industrial and Color Standards lines are leading America’s sales growth in the third quarter and year to date, with Imaging and Media channel sales contributing on a year to date basis. The Home Depot rollout of several hundred paint matching systems in the first half of 2009 is dampening the overall sales growth results for the region on a year to date basis.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $1.0 million unfavorable effect on third quarter 2010 net sales, and a $0.7 million unfavorable effect on year to date net sales for the period ended October 2, 2010 as compared to similar periods of 2009.

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Imaging and Media – Net sales were up 34.0 percent over prior year quarter and up 17.1 percent through nine months year to date. A strong performance in global sales is being driven by large customers with increasing demand associated with a number of new sales and marketing initiatives. This sales growth was complemented in the third quarter by an improving sales performance in Asia where Imaging and Media sales efforts are experiencing increasing success with a range of graphic arts products that serve a fast growing print market. While the year over year first half sales decline to press manufacturers in 2010 negatively affected year over year product line growth rates, the third quarter sales results are different. As the market conditions for press manufacturers improve, demand from press manufacturers has rebounded contributing favorably to our third quarter product line results.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial – Net sales were up by 11.3 percent over prior year quarter and up 27.9 percent through nine months ending September. All geographies reported strong sales on a year to date basis. The economic recovery has provided a strong boost to sales in this sector, particularly in the first two quarters. New products such as our non-contact instruments, along with a number of sales and marketing initiatives in the industrial market yielded positive results. With the closure of the Optroniks light business, the Company was able to recognize deferred revenue in the first quarter of 2010 for systems sales previously not completed and recognizable under GAAP accounting rules. Closure of this business however has negatively affected year over year comparisons in the second and third quarters of 2010 for this sector.

The Retail product line markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. Retail – Net sales were up by 27.9 percent versus the prior year quarter and down 0.8 percent through nine months year to date in this sector. In the first half of 2009 the Company was involved in a major program with Home Depot to upgrade several hundred stores with new paint matching systems. In the first half of 2010 this was not the case. The Company’s new non-contact retail paint matching solution and new Capture solution for in front of the counter use by paint contractors and decorators are the main drivers for the strong third quarter sales performance as they are both being well received in the marketplace.

The Color Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. Color Standards – Net sales were up 21.7 percent over prior year quarter and up 14.4 percent through nine months ending September. The growth in the third quarter was lead by the new PMS+ and supported by growth in the licensing business, and ongoing sales of the cotton product line serving the Home and Fashion sectors.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

The Color Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. Color Support Services – Net sales for services were up by 13.5 percent over prior year quarter and up 14.5 percent on a nine months year to date basis. The Company is seeing healthy demand for repair and professional services as the economy is improving and instrument use is increasing. New service programs providing training and various support offers are also gaining traction.

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the three and nine month periods ended October 2, 2010 decreased $0.6 million and $1.4 million due to weaker demand for products in 2010.

Cost of Sales and Gross Profit

Gross profit benefited for the nine month period ended October 2, 2010 from increased operating efficiencies, cost control initiatives, and higher sales volume. For the three and nine month periods ended October 2, 2010 these benefits were outweighed by unfavorable foreign exchange and product and sales mix. Gross profit for the three month period ended October 2, 2010 was $32.7 million, or 59.1 percent of net sales, compared with $27.0 million, or 59.2 percent of net sales, for the comparable period in 2009. For the nine month period ended October 2, 2010, gross profit was $98.0 million or 59.9 percent of net sales, compared with $83.5 million or 58.9 percent of net sales for the same period in 2009.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Selling and marketing	$14.3	25.9%	$11.9	26.1%	$41.6	25.4%	$38.6	27.3%
Research, development and engineering	6.1	11.1	5.4	11.8	17.6	10.8	17.0	12.0
General and administrative	5.4	9.6	7.3	16.0	16.8	10.3	21.6	15.2
Restructuring and other related charges	—	—	0.8	1.8	2.0	1.2	4.0	2.8

Total	$25.8	46.6%	$25.4	55.7%	$78.0	47.7%	$81.2	57.3%

For the three and nine month periods ended October 2, 2010, selling and marketing expenses increased by $2.4 million and $3.0 million, or 19.9 percent and 7.7 percent, as compared with the same periods of 2009. For the three and nine month periods ended October 2, 2010, research, development and engineering expenses increased by $0.7 million and $0.6 million, or 13.6 percent and 3.3 percent, as compared with the same periods of 2009. General and administrative expenses decreased $1.9 million and $4.8 million, or 26.7 percent and 22.0 percent, for the three and nine month periods ended October 2, 2010, respectively, over the comparable period of 2009.

For the three and nine months ended October 2, 2010 the increase in operating expenses is primarily related to increased variable compensation expenses as a result of the increase in sales and financial performance. These increases were partially offset by headcount reductions and other organizational changes. The increases in general and administrative expenses were more than offset by a decrease in amortization expense for certain intangible assets that became fully amortized in 2009. In the first quarter of 2010, the Company expensed $1.7 million primarily related to the Optronik 2009 restructuring plan and other charges related to the Company’s efforts to create a more efficient global tax structure and reorganize its global treasury and cash management footprint. The Company’s restructuring plans are substantially complete as of the end of the current quarter.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Operating Income (Loss)

Operating income was $6.9 million and $20.0 million for the three and nine month periods ended October 2, 2010, as compared to operating income of $1.6 million and $2.3 million for the comparable periods in 2009. Operating income for the three and nine months ended October 2, 2010 was favorably impacted by the increase in net sales across most product lines coupled with the previously announced profit improvement actions and cost controls put in place during 2009 that continued into 2010.

Other Income (Expense)

Interest Expense

Interest expense was $6.7 million and $22.1 million for the three and nine months ended October 2, 2010, which is an improvement of 21.2 percent and 14.2 percent over the same periods in 2009. The decrease is largely attributable to the pay down of debt that occurred during 2009 and 2010. As a result of the pay down of debt the Company’s cash interest expense decreased by 3.3 percent to $4.9 million in the third quarter of 2010 from $5.1 million in the prior year quarter. For the nine months ended October 2, 2010 cash interest expense decreased by 27.7 percent to $12.7 million from $17.6 million in the similar period of 2009. These decreases were partially offset by non cash interest charges of $3.2 million of paid in-kind (‘PIK’) dividends for the year to date and $0.9 million and $2.6 million of amortization on the discount on mandatorily redeemable preferred stock for the third quarter and year to date, which were incurred in connection with the Exchange (see Note 7 for further discussion). Interest expense was $8.5 million and $25.7 million for the three and nine month periods ended October 3, 2009, which was primarily related to the borrowings against the Company’s first and second lien term loans and amortization of associated financing costs incurred to finance the acquisitions of Amazys and Pantone that occurred during July 2006 and October 2007, respectively.

Write-off of Deferred Financing Costs

During the three month period ended October 2, 2010, the Company entered into an amendment of the first lien credit agreement in order to obtain authorization to repay the outstanding balance of the second lien credit facility. As a result of the second lien extinguishment, the Company wrote-off $1.1 million of previously existing deferred financing costs.

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign exchange translations and sales of assets. Other income (expense), net was $(1.2) million and $1.3 million for the three and nine months ended October 2, 2010, compared to $(1.9) million and $(1.2) million in the same period in 2009. For the three and nine months ended October 2, 2010 the amounts are comprised primarily of currency gains and losses of $(1.3) million and $1.5 million which are partially offset by a loss on the sale of assets of $0.3 million. The loss on sale of assets primarily related to the Company’s sale and settlement of certain assets and liabilities of the Optronik product line in January 2010. Other income (expense), net for the three and nine months ended October 3, 2009, consisted primarily of gains and losses on foreign exchange translations.

Income Taxes Benefit

For the three and nine months ended October 2, 2010 income taxes benefit was $2.0 million and $1.6 million, compared to $2.1 million and $1.6 million for similar periods in the prior year. As discussed in Note 12, the income tax benefit in 2010 relates primarily to foreign tax deductions on intangible asset amortization charges and benefits from a foreign tax ruling received in the current quarter. The Company’s effective tax rate for the third quarter of 2010 was 93.8 percent compared to 19.2 percent for the third quarter of 2009. For the nine months ended October 2, 2010, the Company’s effective tax rate was 82.4 percent compared to 6.2 percent for the same period in the prior year.

Net Income (Loss)

The Company recorded net loss of $(0.1) million and $(0.3) million for the three and nine month periods ended October 2, 2010, compared to a net loss of $(9.0) million and $(25.3) million for comparable periods in 2009. On a per share basis, fully diluted loss per share was $(0.00) and $(0.00) for the three and nine month periods in 2010, compared to $(0.12) and $(0.33) per share for the comparable periods in 2009.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	October 2, 2010	October 3, 2009	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$28.3	$18.4	$9.9
Investing activities	(7.0)	3.1	(10.1)
Financing activities	(36.4)	(44.9)	8.5
Effect of exchange rate changes on cash	0.8	1.6	(0.8)

Net increase (decrease) in cash	(14.3)	(21.8)	7.5
Cash, beginning of period	29.1	50.8	(21.7)

Cash, end of period	$14.8	$29.0	$(14.2)

Cash

At October 2, 2010, the Company had cash of $14.8 million, compared with $29.0 million at January 2, 2010 for a decrease of $14.2 million. At October 2, 2010, approximately $6.4 million in cash was held by subsidiaries outside of the United States.

Operating Activities

The increase in net cash provided by operating activities to $28.3 million from $18.4 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, is primarily attributable to the increased sales and improved operating performance of the Company, coupled with improved working capital efficiency.

During the nine month period ended October 2, 2010, cash provided by operating activities consisted of a net loss $(0.3) million, offset by the net cash provided by operating assets and liabilities of $0.2 million and non-cash items of $28.4 million. Sources of cash provided by operating assets and liabilities in 2010 included accounts receivable, inventories, and accounts payable of $3.2 million, partially offset by income taxes, prepaid expenses and other current assets, and other current and non-current liabilities of $3.0 million. Significant non-cash transactions for the nine months ended October 2, 2010 included; amortization of intangibles and capitalized software costs of $12.2 million, restructuring of $2.0 million, depreciation of $4.6 million, derivative fair value adjustments and charges of $1.3 million, paid-in-kind interest of $3.2 million, amortization of the discount on mandatorily redeemable preferred stock of $2.6 million, share-based compensation expense of $2.4 million, and amortization and write-off of deferred financing costs of $3.2 million.

During the nine month period ended October 3, 2009, cash provided by operating activities consisted of a net loss of $25.3 million offset by net cash provided by operating assets and liabilities of $4.4 million and non-cash items of $39.3 million. Significant sources of cash in 2009 provided by operating activities included the collection of accounts receivable and decreased global inventory balances of $9.9 million and $5.2 million, respectively. The sources of cash were partially offset by a reduction in accounts payable of $3.8 million. Significant non-cash transactions for the nine months ended October 3, 2009 included; $15.8 million of add-backs for amortization of intangibles and capitalized software costs, depreciation of $4.8 million, derivative fair value adjustments and charges of $4.5 million, share-based compensation expense of $3.5 million, and amortization and write-off of deferred financing costs of $4.5 million.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Investing Activities

The components of the Company’s investment activities are (i) proceeds from sales of assets, and (ii) capital expenditures. Net cash (used for) provided by investing activities during the nine months ended October 2, 2010 and October 3, 2009 was $(7.0) million and $3.1 million, respectively.

During the nine month period ended October 2, 2010, proceeds from sales of assets were $0.3 million, which primarily resulted from the sale of certain assets of the Optronik product line. During the nine month period ended October 3, 2009, proceeds from sales of assets were $10.0 million, which primarily resulted from the sale of the Company’s former headquarters for $7.2 million and its Italian manufacturing facility for $2.3 million.

Capital expenditures were $3.2 million and $3.7 million in the nine month periods ended October 2, 2010 and October 3, 2009, respectively. The expenditures relate primarily to machinery and equipment and tooling in the United States and Switzerland.

Increases in other assets relates to capitalized software costs of $4.1 million and $3.2 million in the nine month periods ended October 2, 2010 and October 3, 2009, respectively.

Financing Activities

The primary components of the Company’s financing activities are (i) the payment of debt and (ii) purchase of an interest rate cap. Net cash used for financing activities during the nine month periods ended October 2, 2010 and October 3, 2009 was $36.4 million and $44.9 million, respectively.

During the quarter ended October 2, 2010, the Company amended its debt agreements in order to repay all outstanding obligations under the second lien credit agreement and make quarterly dividend payments in cash on the Company’s outstanding shares of Series A Preferred Stock. Consequently in the third quarter, the Company paid $9.0 million of first lien debt and $26.4 million of second lien debt through the use of $9.9 million of cash reserves and $16.5 million in borrowings from the first lien revolving credit facility. Total debt payments for the three and nine months ended October 2, 2010 were $19.2 million and $36.2 million.

During the first nine months of 2009, the Company paid down $41.8 million of its debt. In the first quarter of 2009, the Company completed the sale of its former headquarters for $7.2 million. Proceeds from the sale were used to pay transaction closing costs, pay off the remaining balance on the mortgage, and repay a portion of the Company’s first lien term loan. The remaining debt payments were generated from prior drawings on the Company’s revolver in addition to proceeds from the sale of the Company’s life insurance policies.

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3 month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009.

As of October 2, 2010, the Company was in compliance with the financial covenants contained in its first lien credit agreement, as amended. The Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future.

Subsequent to the quarter ended October 2, 2010, the Company made additional voluntary payments of $3.0 million against its first lien debt.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company previously utilized interest rate swap contracts to manage the potential variability in interest rates associated with debt incurred in connection with past acquisitions. These agreements were terminated by the Company, and on December 30, 2008, the Company replaced these swap agreements with an interest rate cap. The interest rate cap limits the Company’s exposure to an increase in the 3 month LIBOR rate above 3 percent per annum. The notional amount of the cap at October 2, 2010 was $88.0 million.

A hypothetical 25 basis point increase in interest rates year to date through October 2, 2010 would have increased the interest expense reported in the condensed consolidated financial statements by $0.3 million, for the nine months ended October 2, 2010.

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

A hypothetical 10 percent increase or decrease in quoted currency exchange rates would have increased or decreased net income by approximately $0.7 million for the nine months ended October 2, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, during the quarter ended October 2, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

None

Item 5.	Other Information

None

PART II OTHER INFORMATION—continued

Item 6	Exhibits

(a) Exhibit Index

10.1	Consent and Amendment No. 5 to First Lien Credit and Guaranty Agreement, dated as of September 28, 2010, to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other Parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 11, 2010	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.
Chief Executive Officer (principal executive officer)

November 11, 2010	/s/ Rajesh K. Shah
Rajesh K. Shah
Chief Financial Officer (principal financial officer)

November 11, 2010	/s/ Jeffrey D. McKee
Jeffrey D. McKee
Corporate Controller (principal accounting officer)