Form 10-Q
period 2011-04-02
X RITE INC
filed 2011-05-12
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On May 2, 2011, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 85,938,042.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	April 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash	$6,901	$11,709
Accounts receivable, less allowance of $1,604 in 2011 and $1,780 in 2010	32,333	31,796
Inventories, net	28,723	27,670
Deferred income taxes	677	697
Prepaid expenses and other current assets	5,648	4,959

	74,282	76,831

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,282	23,213
Machinery and equipment	34,301	33,570
Furniture and office equipment	25,963	25,560
Construction in progress	5,218	5,063

	91,560	90,202
Less accumulated depreciation	(51,900)	(50,037)

	39,660	40,165

Other assets:
Goodwill and indefinite-lived intangibles	247,435	247,385
Other intangibles, net of accumulated amortizationof $42,077 in 2011 and $56,247 in 2010	52,491	55,439
Capitalized software, net of accumulated amortizationof $10,312 in 2011 and $9,229 in 2010	13,104	12,080
Deferred financing costs, net of accumulated amortizationof $ - in 2011 and $6,609 in 2010	6,167	5,202
Deferred income taxes	1,852	—
Other noncurrent assets	1,946	1,993

	322,995	322,099

	$436,937	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) – Continued

(in thousands, except share and per share data)

	April 2, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$8,500	$1,350
Accounts payable	11,821	12,948
Accrued liabilities:
Payroll and employee benefits	7,563	14,017
Income taxes	74	292
Deferred revenue	2,873	2,673
Other	3,792	3,547

	34,623	34,827

Long-term liabilities:
Long-term debt, less current portion	176,500	135,248
Mandatorily redeemable preferred stock, $.10 par value, 84,729 shares authorized; 46,980 shares issued and outstanding in 2010; stated redemption amount of $46,980 presented net of warrant discount of $10,615 in 2010	—	36,402
Long-term compensation and benefits	1,110	1,109
Deferred income taxes	4,860	3,182
Accrued income taxes	6,722	6,611
Other	358	176

	189,550	182,728

Shareholders’ investment:
Common stock, $.10 par value, 100,000,000 shares authorized; 85,188,388 and 84,805,040 issued and outstanding, in 2011 and 2010, respectively	8,519	8,481
Additional paid-in capital	274,986	274,697
Retained deficit	(84,147)	(73,111)
Accumulated other comprehensive income	13,406	11,473

	212,764	221,540

	$436,937	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net Sales	$57,506	$51,226

Cost of sales	23,036	20,218

Gross profit	34,470	31,008

Operating expenses:
Selling and marketing	14,744	13,113
Research, development and engineering	5,689	5,618
General and administrative	5,019	5,679
Restructuring and other related charges	—	1,755

	25,452	26,165

Operating income	9,018	4,843

Interest expense	(5,627)	(7,618)
Loss on redemption of preferred shares and debt refinancing costs	(13,828)	—
Other income (expense), net	(562)	557

Loss before income taxes	(10,999)	(2,218)

Income taxes (benefits)	37	(72)

Net loss	$(11,036)	$(2,146)

Basic and diluted net loss per share	$(0.13)	$(0.03)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,036)	$(2,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,585	1,573
Amortization	4,084	3,980
Amortization of deferred financing costs	669	706
Paid-in-kind interest accrued	—	1,575
Amortization of discount on mandatorily redeemable preferred stock	863	862
Deferred income tax credit	(118)	(389)
Share-based compensation	285	847
(Gain) loss on sale of assets	(85)	499
Restructuring and other related charges	—	1,755
Loss on redemption of preferred shares and debt refinancing costs	13,828	—
Pension and postretirement benefit expense	513	577
Derivative fair value adjustments and charges	424	309
Changes in operating assets and liabilities:
Accounts receivable	(31)	1,534
Inventories	(894)	468
Prepaid expenses and other current assets	(1,612)	(181)
Accounts payable	(1,185)	(436)
Income taxes	(115)	(459)
Accrued payroll and employee benefits	(6,590)	763
Other current and non-current liabilities	540	(1,582)

Net cash provided by operating activities	1,125	10,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,051)	(766)
Increase in other assets	(2,016)	(1,062)
Proceeds from sales of assets	104	301

Net cash used for investing activities	(2,963)	(1,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,000	—
Payment of long-term debt	(136,598)	(6,442)
Redemption of mandatorily redeemable preferred stock	(46,980)	—
Debt amendment and refinancing costs	(5,625)	—
Issuance of common stock	42	23
Other	—	19

Net cash used for financing activities	(4,161)	(6,400)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,191	(1,943)

NET INCREASE (DECREASE) IN CASH	(4,808)	385
CASH AT BEGINNING OF YEAR	11,709	29,050

CASH AT END OF PERIOD	$6,901	$29,435

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments were of a normal and recurring nature. The balance sheet at January 1, 2011 (fiscal year 2010) has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year information has been reclassified to conform with current year presentation.

The condensed consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The current fiscal year ending December 31, 2011 (fiscal year 2011) will consist of 52 weeks and the prior year fiscal year ending January 1, 2011 (fiscal year 2010) contained 52 weeks.

NOTE 2—NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard requires disclosure on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standard also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurement. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We adopted the disclosure requirements of this standard on January 3, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which were adopted January 2, 2011. The adoption of the required disclosures did not have an impact on our financial position, results of operations, or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones are considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal 2011 for the Company). The adoption of this new guidance in the first quarter of 2011 did not impact our financial position, results of operations, or cash flows.

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	April 2, 2011	January 1, 2011
Raw materials	$16,725	$16,309
Work in process	14,201	14,491
Finished goods	9,833	8,697

Gross Inventories	40,759	39,497
Reserves	(12,036)	(11,827)

Inventories, net	$28,723	$27,670

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 4—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the three months ended April 2, 2011, consisted of the following (in thousands):

	Goodwill	Indefinite-lived intangible assets	Total
January 1, 2011	$233,952	$13,433	$247,385
Foreign currency adjustments	50	—	50

April 2, 2011	$234,002	$13,433	$247,435

The following is a summary of changes in net amortizable intangible assets for the three months ended April 2, 2011 (in thousands):

	January 1, 2011	Amortization Expense	April 2, 2011
Technology and patents	$20,787	$(1,752)	$19,035
Customer relationships	30,434	(922)	29,512
Trademarks and trade names	4,218	(274)	3,944

Total	$55,439	$(2,948)	$52,491

Estimated future amortization expense for intangible assets as of April 2, 2011, for the succeeding years is as follows (in thousands):

Remaining 2011	$8,845
2012	11,793
2013	4,954
2014	4,610
2015	4,610
Thereafter	17,679

NOTE 5—LONG-TERM DEBT

As of April 2, 2011, the Company’s long-term debt consisted of the following (in thousands):

Senior secured term note, due March 30, 2016	$170,000
Revolving credit facility totaling $55 million, due March 30, 2016	15,000

185,000
Less current portion	(8,500)

Total long-term debt	$176,500

Principal maturities on long-term debt are as follows (in thousands):

Remaining 2011	$6,375
2012	8,500
2013	11,713
2014	15,946
2015	23,375
2016	119,091

$185,000

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 5—LONG-TERM DEBT – continued

First Lien Credit Agreement

On March 30, 2011, the Company entered into a new senior secured credit agreement (the 2011 credit agreement) which provides for aggregate principal borrowings of up to $225 million. This credit agreement repaid in full and replaced the Company’s previous credit facilities and funded the redemption of all outstanding Series A Preferred Stock (mandatorily redeemable preferred stock or MRPS). The 2011 credit agreement consists of a $170 million five-year term loan and a $55 million five-year revolving credit facility, which matures on March 30, 2016. Obligations under the 2011 credit agreement are secured by essentially all of the tangible and identifiable intangible assets of the Company, with the exception of real estate. The 2011 credit agreement provides variable interest rate options from which the Company may select and the unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum. The 2011 credit agreement contains operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make fundamental changes involving the Company and its subsidiaries, including investments or acquisitions, and make certain capital expenditures, among other things. As of April 2, 2011, the Company was in compliance with the covenants contained in its 2011 credit agreement.

In connection with the 2011 credit agreement, the Company has $6.2 million of deferred financing costs, consisting of $2.3 million of current fees to creditors and third parties and $3.9 million of unamortized deferred financing costs associated with the previous credit facility. Additionally, the Company recorded a loss on redemption of preferred shares and debt refinancing costs of $13.8 million. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Outstanding borrowings under the 2011 credit agreement will bear interest at a rate per annum equal to LIBOR or Prime interest rate, plus a 3.5 and 2.5 percent margin, respectively (subject to adjustments based on the Company’s consolidated leverage ratio), payable in arrears on the last day of the applicable interest period but in no event less frequently than every three months. As of April 2, 2011, the new interest rate in effect under the terms of the 2011 credit agreement was 3.80 percent, which was based on LIBOR. The Company holds an interest rate cap to limit a substantial portion of its LIBOR exposure (see Note 7 for further discussion).

Prior to entering the 2011 credit agreement, the Company’s previously existing credit facilities consisted of a $310 million first lien loan, which included a $270 million five-year term loan and a $40 million five-year revolving credit facility. Obligations under these credit facilities were secured by essentially all of the tangible and intangible assets of the Company.

Under the previously existing credit agreement, the Company had the option to choose LIBOR or Prime interest rate indices. The LIBOR index was based on the three month LIBOR (subject to a floor of 3.0 percent) plus a 3.5 percent margin and the Prime index was based on the Prime Rate plus a 2.5 percent margin during the quarter. Prior to entering into the 2011 credit agreement, the Company had designated its borrowings under the Prime interest rate, with an effective interest rate of 5.75 percent. Under the terms of the previous credit agreement, the margin above either LIBOR or Prime Rate on first lien credit facilities was subject to a quarterly adjustment based on the Company’s leverage ratio. Interest payments on LIBOR based loans were payable on the last day of each interest period, not to exceed three months. Interest payments on the Prime Rate based borrowings were paid in full at the time the loan was repaid.

The Company’s estimate of fair value for debt approximates its carrying amount as of April 2, 2011.

Deferred Financing Costs

Deferred financing costs were established in connection with the new credit agreement. These costs are currently being amortized over the life of the related agreement. Unamortized deferred financing costs as of April 2, 2011 were $6.2 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 6—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

The Company’s mandatorily redeemable preferred stock had a stated value of $1,000 per share. The preferred stock ranked senior to the Company’s common stock in respect of payment of dividends and the distribution of assets upon liquidation of the Company. Dividends could be paid in cash or paid in kind (PIK) in additional shares of preferred stock, at the discretion of the Board of Directors.

On March 30, 2011, the Company redeemed all of the issued and outstanding mandatorily redeemable preferred stock in connection with the entry into its 2011 credit agreement, as described in Note 5.

The MRPS entitled the holders to dividends at a fixed annual rate of 14.375 percent compounded quarterly and was mandatorily redeemable on January 23, 2014. Upon redemption on March 30, 2011, the preferred stock holders received the stated value of $1,000 per share plus all accrued dividends. According to the terms of the agreement with such holders, the early redemption of the MRPS was subject to an early redemption multiplier fee of five percent. This fee was $2.3 million and is included in the loss on redemption of preferred shares and debt refinancing costs recorded in connection with the entry into the 2011 credit agreement, as described in Note 5.

At the time of issuance of the MRPS the Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders. The Company determined the fair value of the Warrants was $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which was classified as a discount on the MRPS. The discount was accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. The accretion for the three month periods ended April 2, 2011 and April 3, 2010 were both $0.9 million. Unamortized discount on MRPS of $9.8 million is included in the loss on redemption of preferred shares and debt refinancing costs recorded in connection with the entry into 2011 credit agreement, as described in Note 5.

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

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, and recognized an other noncurrent asset of $0.8 million as of April 2, 2011 and January 1, 2011.

The Company has classified its interest rate caps and forward contracts within Level 2 of the fair value hierarchy. The carrying values were nominal at April 2, 2011 and January 1, 2011. Fair values are measured as the present value of all expected future cash flows adjusted to reflect the credit quality of the party bearing the cash flow obligation to pay if significant.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—FINANCIAL INSTRUMENTS – continued

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

Changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in earnings.

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

On April 21, 2008, the Company terminated these interest rate swap agreements. Due to termination of the interest rate swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the terminated swaps during the three months ended April 2, 2011 totaled $0.2 million. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $0.2 million as of April 2, 2011, all of which is expected to be reclassified to earnings during the next nine months.

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

At inception, this interest rate cap was designated as a cash flow hedge under ASC 815. The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate cap as described by the Derivative Implementation Group (DIG) Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, and records subsequent changes in fair value in other comprehensive income, including changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt are reclassified out of accumulated other comprehensive income and into earnings (as interest expense) when the forecasted transaction occurs. The current market value of the interest rate cap is reported on the condensed consolidated balance sheets in other current and long-term assets.

On April 4, 2010, the interest rate cap was de-designated as a cash flow hedge by the Company. The fair value of the cap as of the de-designation date was an asset of $0.2 million. Due to the de-designation of the cap in April 2010, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the amortization of unrealized losses frozen in accumulated other comprehensive loss during the three month period ended April 2, 2011 was $0.2 million. The remaining balance in accumulated other comprehensive income related to the cap was $0.3 million as of April 2, 2011, all of which is expected to be reclassified to earnings during the next nine months.

Because LIBOR was not above the capped rate, the Company did not receive cash from the existing interest rate cap agreements during the three month period ended April 2, 2011.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 7—FINANCIAL INSTRUMENTS – continued

Forward Contracts

On January 20, 2011, the Company purchased a series of forward contracts (the forward) to limit its exposure to fluctuations in the Euro to Swiss Franc exchange rates. The forward consists of four €0.5 million net settle contracts (total notional amount of $2.7 million), maturing monthly over a four month period through July 2011.

At inception, the forwards were not designated as a hedge under ASC 815, therefore only adjustments to fair value are recorded to the balance sheet with a corresponding change to foreign currency transaction gains and losses included in other income (expense) in the statement of operations. The fair value and related charges at April 2, 2011 and for the period ended were negligible.

NOTE 8—SHARE-BASED COMPENSATION

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

The Company used the following assumptions in valuing employee options granted during the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010
Dividend yield	0%	0%
Volatility	56%	56%
Risk-free interest rates	2.6%	3.1%
Expected term of options	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended April 2, 2011 and April 3, 2010 was as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Stock options	$281	$401
Restricted stock awards	36	354
Restricted stock units	(36)	88
Employee stock purchase plan	4	4
Total share-based compensation expense	$285	$847

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of April 2, 2011, there was unrecognized compensation cost for non-vested share-based compensation of $2.0 million related to options, $1.5 million related to restricted share awards, and $0.9 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 1.8, 1.9, and 1.8 years, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary. In conjunction with its restructuring efforts, the Company suspended the match in the first quarter of 2009. The Company reinstated the matching of contributions in the second quarter of 2010. The Company’s matching expense for the plan was $0.3 million for the three months ended April 2, 2011.

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

Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Service cost	$776	$800
Interest	214	180
Expected return on plan assets	(235)	(192)
Less contributions paid by employees	(242)	(211)

Net periodic pension cost	$513	$577

The Company is currently evaluating what additional contributions, if any, will be made to the pension plan during the remainder of 2011. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 10—INCOME TAXES

For the three month period ended April 2, 2011, the Company recorded a nominal tax expense on pre-tax losses of $11.0 million, resulting in an effective income tax rate of 0.3 percent. The nominal tax expense is the result of income taxes expenses of $0.1 million related to uncertain tax positions and income tax benefits of $0.1 million related primarily to income tax in foreign countries. For the three month period ended April 3, 2010, the Company recorded a tax benefit of $0.1 million against pre-tax losses of $2.2 million resulting in an effective income tax rate of 3.2 percent. The tax benefit is the result of $0.3 million in income tax expense for tax examination adjustments to a previously filed refund claim offset by an income tax benefit of $0.4 million primarily related to foreign tax deductions related to intangible asset amortization charges.

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

The Company maintains income tax accruals related to uncertain tax benefits, inclusive of accrued interest, totaling $6.7 million and $6.6 million as of April 2, 2011 and January 1, 2011, respectively.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

NOTE 11—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges included cash costs, accrued liabilities, asset write-offs, lease termination costs, and employee severance pay resulting from layoffs. All restructuring activities were completed in fiscal 2010.

For the three months ended April 3, 2010, the Company incurred $1.7 million in restructuring charges, all of which were recorded in operating expenses. Approximately $1.2 million of the restructuring expense consisted of severance costs and $0.5 million of other related charges. All restructuring obligations were paid as of January 1, 2011.

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Numerators:
Net loss for both basic and diluted EPS	$(11,036)	$(2,146)

Denominators:
Denominators for both basic and diluted EPS: weighted-average common shares outstanding	84,930	84,125

The number of stock options and awards that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive for the three month periods ended April 2, 2011 and April 3, 2010, was approximately 5,624 and 6,775, respectively.

NOTE 13—COMPREHENSIVE INCOME

Comprehensive loss was $9.1 million and $4.8 million for the three months ended April 2, 2011 and April 3, 2010, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized income (loss) on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income
Balance on January 1, 2011	$11,541	$(900)	$832	$11,473
Other comprehensive income for the three months ended April 2, 2011	1,505	417	11	1,933

Balance on April 2, 2011	$13,046	$(483)	$843	$13,406

NOTE 14—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

The Company from time to time is involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial condition or results of operations.

The Company has provided standby letters of credit to third-parties. The terms of the letters of credit, including renewal provisions, extend through December 31, 2011. The face amount of the agreements totaled $0.8 million as of April 2, 2011.

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

NOTE 16—BUSINESS SEGMENTS

The Company has one operating segment as defined by ASC 280, Segment Reporting (ASC 280). As a result, the financial statement information provided has been presented to reflect one reportable segment, consisting of the Company’s consolidated results.

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

First Quarter 2011 Highlights:

•	First quarter 2011 net sales of $57.5 million, up 12.3 percent from the first quarter 2010

•	First quarter 2011 operating income of $9.0 million, up $4.1 million from the first quarter 2010

•	Completed a new $225 million Senior Secured Credit Facility fully replacing the Company’s First Lien Credit Facility and Mandatorily Redeemable Preferred Shares

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three month periods ended April 2, 2011 and April 3, 2010 (in millions):

	Three Months Ended
	April 2, 2011		April 3, 2010
Net sales	$57.5	100.0%	$51.2	100.0%
Cost of sales	23.0	40.1	20.2	39.5

Gross profit	34.5	59.9	31.0	60.5

Operating expenses	25.5	44.2	26.1	51.0

Operating income	9.0	15.7	4.9	9.5

Interest expense	(5.6)	(9.8)	(7.6)	(14.9)
Loss on redemption of preferred shares and debt refinancing costs	(13.8)	(24.0)	—	—
Other income (expense), net	(0.6)	(1.0)	0.5	1.1

Loss before income taxes	(11.0)	(19.2)	(2.2)	(4.3)

Income taxes (benefits)	—	—	(0.1)	(0.1)

Net loss	$(11.0)	(19.2)%	$(2.1)	(4.2)%

Net Sales

The following table denotes net sales by product line for the three months ended April 2, 2011 and April 3, 2010 (in millions):

	Three Months Ended
	April 2, 2011		April 3, 2010
Imaging and Media	$20.9	36.4%	$19.6	38.2%
Industrial	12.5	21.7	10.9	21.2
Retail	4.0	7.0	2.8	5.5
Standards	11.7	20.3	10.0	19.5
Support Services	7.1	12.4	6.5	12.7
Other	1.3	2.2	1.4	2.9

Total	$57.5	100.0%	$51.2	100.0%

Net sales for the first quarter of 2011 were $57.5 million compared to $51.2 million in the first quarter of 2010, an increase of $6.3 million, or 12.3 percent. All of the product lines realized year to date net sales increases with the exception of Other. The Company’s strong sales growth was the result of recently launched product and marketing initiatives in combination with the global market recovery.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

The Company experienced net sales increases in the three month period ended April 2, 2011, when compared to the three month period ended April 3, 2010, in most of the major geographic regions of the world where it conducts business:

Americas- Net sales were up by $2.1 million or 11.4 percent versus the prior year first quarter. Strong sales in the Industrial, Support Services, and Standards lines are leading America’s sales growth in the first quarter, which increased by 33.9, 10.5, and 6.6 percent, respectively.

Europe- Net sales were up $4.2 million or 21.4 percent versus the prior year first quarter. The growth was fairly broad based with Retail, OEM and Standards product lines contributing most substantially. Favorable currency exchange rates in the first quarter of 2011 versus 2010 did create a small uptick on reported year over year growth in EMEA by 2.9 percentage points.

Asia Pacific- Net sales were $12.9 million, which is consistent with the prior year first quarter. An unusually high sales result in the first quarter of 2010 and timing for some larger projects in both OEM and the after-market print sector influenced sales results in the first quarter of 2011. The natural disaster in Japan in March did not have a material impact on the Company’s results in the quarter. Significant investments in our organization, coverage and partnerships are being made in Asia and are expected to drive improving results in the coming quarters.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $0.6 million favorable effect on first quarter 2011 net sales as compared to $1.1 million favorable effect in the first quarter 2010.

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the first quarter ended April 2, 2011, the Imaging and Media product line recorded an increase in net sales of $1.3 million, or 7.0 percent, compared with strong double digit growth in the first quarter of 2010. The soft first quarter performance was driven by multiple factors including timing of orders from some large accounts and uneven demand in the Company’s after-market channel particularly for pre-press and press solutions. The new i1 Professional Color Management Solutions product family, which is being released across 2011, and new InkFormulation 6 software are expected to be a positive sales driver for the Imaging and Media product line as the year progresses.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. The Industrial market’s net sales for the first quarter ended April 2, 2011 increased $1.6 million, or 14.5 percent, compared with the first quarter of 2010. Multiple products in various regions reported strong sales growth year over year. New products such as our Multi-Angle instruments, along with a range of sales & marketing initiatives across the full product portfolio powered positive results.

The Retail product line markets paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. The Retail product line experienced a net sales increase of $1.2 million, or 46.8 percent, for the first quarter of 2011 compared with the first quarter of 2010. The majority of the growth was experienced in Europe. The Company’s new products have been well received by the retail market in recent periods. The new CAPSURETM handheld solution was a significant contributor to sales growth in the first quarter of 2011 as it starting shipping in the second quarter of 2010.

The Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For the first quarter of 2011, Standards net sales were up by $1.7 million, or 16.1 percent, compared with the first quarter of 2010. The growth seen in all geographies in the first quarter of 2011 was lead by the new PMS+ and supported by growth in the licensing business, Home and Fashion, and Munsell product areas.

The Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. The Support Services group recorded an increase in net sales of $0.6 million, or 10.2 percent, in the first quarter compared with the first quarter of 2010 with the Asia Pacific region leading the growth rate. The Company is continuing to see the healthy demand for repair and professional services that it enjoyed in 2010. New service programs and selected price increases are contributing to the double digit growth rate.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the first quarter of 2011, decreased $0.1 million when compared to the first quarter of prior year due to weaker demand for the products.

Cost of Sales and Gross Profit

Gross profit for the first quarter of 2011 was $34.5 million, or 59.9 percent of sales, compared with $31.0 million, or 60.5 percent of sales, for the first quarter of 2010. The small decrease in gross margin was primarily due to customer and product sales mix.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	April 2, 2011		April 3, 2010
Selling and marketing	$14.8	25.6%	$13.1	25.6%
Research, development and engineering	5.7	9.9	5.6	11.0
General and administrative	5.0	8.7	5.7	11.1
Restructuring and other related charges	—	—	1.7	3.3

Total	$25.5	44.2%	$26.1	51.0%

In the first quarter of 2011, selling and marketing expenses increased by $1.7 million, or 12.4 percent, as compared with the first quarter of 2010. For the first quarter of 2011, research, development and engineering expenses increased by $0.1 million, or 1.3 percent, as compared with the first quarter of 2010. General and administrative expenses decreased $0.7 million, or 11.6 percent, for the three month period ended April 2, 2011, over the first quarter of 2010.

In the first quarter of 2011, the overall decrease in operating expenses is primarily related to the completion of the Company’s restructuring plans in 2010. In the first quarter of 2010, the Company expensed $1.7 million primarily related to the Optronik 2009 restructuring plan and other charges related to the Company’s efforts to create a more efficient global tax structure and reorganize its global treasury and cash management footprint. The decrease in general and administrative expenses was primarily related to a reduction in intangible asset amortization. The increase in selling and marketing expense is attributable to an increased investment in the Company’s strategic market initiatives in Asia Pacific and Standards. Operating expenses were also impacted by increased variable compensation expenses as a result of the increase in sales and financial performance.

Operating Income (Loss)

Operating income was $9.0 million in the first quarter 2011, as compared to operating income of $4.9 million in the first quarter of 2010. Operating income in the first quarter of 2011 was favorably impacted by the increase in net sales across most product lines. The improved operating income is also a reflection of the Company’s high profit margins and continued cost management.

Other Income (Expense)

Interest Expense

Total interest expense incurred by the Company in the first quarter of 2011 and 2010 was $5.6 and $7.6 million, respectively, including expense related to deferred financing fees, terminated swap agreements, and the de-designated interest rate cap. The improvement of 26.1 percent year over year is largely attributable to the pay down of debt that occurred during 2010. Cash based interest on secured debt was $2.0 and $4.0 million in the first quarter of 2011 and 2010, respectively. The decrease in cash based interest was due to lower debt and interest expense, which was partially offset because the Company began making cash payments for paid in-kind (‘PIK’) dividends beginning in the third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Loss on redemption of preferred shares and debt refinancing costs

In the first quarter of 2011, the Company recorded loss on redemption of preferred shares and debt refinancing costs of $13.8 million, which are related to the previous first lien credit facility refinancing and redemption of mandatorily redeemable preferred stock (‘MRPS’) discussed in Note 5 and 6. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign exchange translations and sales of assets. Other income (expense), net was $(0.6) million in the first quarter of 2011, comprised primarily of currency losses of $(0.7) million which are partially offset by a gain on the sale of assets of $0.1 million. Other income, net was $0.5 million in the first quarter of 2010, comprised of currency gains of $1.0 million, partially offset by a loss of the sale of assets of $0.5 million.

Income Taxes (Benefits)

In the first quarter of 2011, income taxes expense was nominal, compared to a $(0.1) million income tax benefit for the comparable period in prior year. As discussed in Note 10, the income tax expense in 2011 relates primarily to income tax expenses of Company’s foreign subsidiaries. The Company’s effective tax rate for the first quarter of 2011 was 0.3 percent compared to (3.3) percent for the first quarter of 2010.

Net Loss

The Company recorded net loss of $(11.0) million and $(2.1) million in the first quarter of 2011 and 2010, respectively. On a per share basis, fully diluted loss per share was $(0.13) for the first quarter of 2011, compared to $(0.03) per share for the first quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended
	April 2, 2011	April 3, 2010	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$1.1	$10.2	$(9.1)
Investing activities	(3.0)	(1.5)	(1.5)
Financing activities	(4.1)	(6.4)	2.3
Effect of exchange rate changes on cash	1.2	(2.0)	3.2

Net increase (decrease) in cash	(4.8)	0.3	(5.1)
Cash, beginning of period	11.7	29.1	(17.4)

Cash, end of period	$6.9	$29.4	$(22.5)

Cash

At April 2, 2011, the Company had cash of $6.9 million, compared with $11.7 million at January 1, 2011 for a decrease of $4.8 million. At April 2, 2011, approximately $6.3 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $1.1 and $10.2 million for quarters ended April 2, 2011 and April 3, 2010, respectively.

In 2011, cash provided by operating activities consisted of a net loss of $(11.0) million and net cash used for operating assets and liabilities of $9.9 million, offset by non-cash items totaling $22.0 million. The primary uses in operating assets and liabilities for the first quarter of 2011 included accrued compensation and employee benefits which accounted for $6.6 million. Significant non-cash items included in the first quarter of 2011 were amortization of intangibles and capitalized software costs of $4.1 million, depreciation of $1.6 million, and amortization of the discount on mandatorily redeemable preferred stock of $0.9 million.

In the first quarter of 2010, cash provided by operating activities consisted of a net loss $(2.1) million, offset by the net cash provided by operating assets and liabilities of $0.1 million and non-cash items of $12.2 million. Sources of cash provided by operating assets and liabilities in the first quarter of 2010 included accounts receivable and inventories of $2.0 million, partially offset by other current and non-current liabilities, income taxes, accounts payable, and prepaid expenses and other current assets of $1.9 million. Significant non-cash transactions for the first quarter of 2010 included amortization of intangibles and capitalized software costs of $3.9 million, restructuring of $1.7 million, depreciation of $1.6 million, paid-in-kind interest of $1.6 million, amortization of the discount on mandatorily redeemable preferred stock of $0.9 million, and share-based compensation expense of $0.8 million.

Investing Activities

The components of the Company’s investment activities are (i) proceeds from sales of assets, (ii) capital expenditures, and (iii) increase in capitalized software. Net cash used for investing activities during the quarters ended April 2, 2011 and April 3, 2010 was $(3.0) million and $(1.5) million, respectively.

During the quarters ended April 2, 2011 and April 3, 2010, proceeds from sales of assets were $0.1 and $0.3 million, respectively. Capital expenditures were $1.1 and $0.8 million for the quarters ended April 2, 2011 and April 3, 2010, respectively. The expenditures relate primarily to machinery and equipment and tooling in the United States, Switzerland, and Asia. Increases in other assets relates to capitalized software costs of $2.0 and $1.0 million in the quarters ended April 2, 2011 and April 3, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations - continued

Financing Activities

The primary components of the Company’s financing activities are (i) the proceeds from long-term debt, (ii) the payment of debt, (iii) redemption of mandatorily redeemable preferred stock, and (iv) debt amendment and refinancing charges. Net cash used for financing activities during the first quarter of 2011 and 2010 was $4.1 and $6.4 million, respectively.

On March 30, 2011, the Company entered into a new senior secured credit agreement which provides for aggregate principal borrowings of up to $225 million. This agreement replaced the Company’s previous credit facilities and funded the redemption of all outstanding mandatorily redeemable preferred stock for the stated value of $47.0 million. Proceeds from the new credit agreement of $185 million were also used to settle the outstanding obligations under the previous credit agreement of $136.6 million. Fees incurred related to the debt amendment and refinancing were $5.6 million, which consisted of $3.3 million of fees to creditors and third parties, of which $2.3 million were capitalized as deferred financing costs and $1.0 million were expensed, and an early redemption fee of $2.3 million related to the MRPS. See Notes 5 and 6 for further discussion.

As of April 2, 2011, the Company was in compliance with the financial covenants contained in its first lien credit agreement, as amended. The Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. See Note 5 for additional information regarding the Company’s new credit agreement.

Restrictive Covenants

Under the Company’s credit agreement the leverage ratio covenant is the most restrictive covenant to the Company. The credit agreement provides that the Company must not exceed a ratio of total debt to Adjusted EBITDA. As of April 2, 2011, the Company was in compliance with the covenants under its credit facility. The calculation of the Adjusted EBIDTA is as follows:

Adjusted EBITDA as defined by Credit Agreements

(in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net loss	$(11,036)	$(2,146)

EBITDA Adjustments:
Depreciation	1,585	1,573
Amortization	4,084	3,980
Restructuring and other related charges	—	1,755
Share-based compensation	285	847
Net interest expense and loss on redemption of preferred shares and debt refinancing costs	19,455	7,618
Currency gain (loss)	668	(1,037)
Income taxes (benefits)	37	(72)
(Gain) loss on sale of assets	(85)	499

	26,029	15,163

Adjusted EBITDA	$14,993	$13,017

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

Condition and Results of Operations - continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since January 1, 2011.

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

The Company is exposed to a variety of risks, including interest rate risk, foreign currency exchange fluctuations and market volatility in its derivative and insurance portfolios. In the normal course of business, the Company employs established procedures to evaluate its risks and take corrective actions when necessary to manage these exposures.

The Company does not trade in financial instruments for speculative purposes.

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company utilizes an interest rate cap to manage the potential variability in interest rates associated with its debt. The interest rate cap limits the Company’s exposure to an increase in the 3 month LIBOR rate above 3 percent per annum. The notional amount of the cap at April 2, 2011 was $82.0 million.

A hypothetical 25 basis point increase in interest rates year to date through April 2, 2011 would have increased the interest expense reported in the condensed consolidated financial statements by $0.5 million, for the three months ended April 2, 2011.

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

A hypothetical 10 percent increase or decrease in quoted currency exchange rates would have increased or decreased net income by approximately $0.3 million for the three months ended April 2, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, during the quarter ended April 2, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company from time to time is involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

PART II OTHER INFORMATION - continued

Item 6	Exhibits

(a) Exhibit Index

10.1	Credit Agreement, dated March 30, 2011, by and among the Company, Bank of America, N.A., as Administrative Agent, Fifth Third Bank and General Electric Capital Corporation, as Co-Syndication Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2011).

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 12, 2011	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.,
Chief Executive Officer (principal executive officer)

May 12, 2011	/s/ Rajesh K. Shah
Rajesh K. Shah,
Chief Financial Officer (principal financial officer)

May 12, 2011	/s/ Jeffrey D. McKee
Jeffrey D. McKee,
Corporate Controller (principal accounting officer)