Form 10-Q
period 2011-07-02
X RITE INC
filed 2011-08-11
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On August 1, 2011, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 86,014,848.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	July 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash	$8,980	$11,709
Accounts receivable, less allowance of $1,568 in 2011 and $1,780 in 2010	36,180	31,796
Inventories, net	28,256	27,670
Deferred income taxes	632	697
Prepaid expenses and other current assets	6,921	4,959

	80,969	76,831

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,408	23,213
Machinery and equipment	38,415	33,570
Furniture and office equipment	26,597	25,560
Construction in progress	4,319	5,063

	95,535	90,202
Less accumulated depreciation	(55,495)	(50,037)

	40,040	40,165

Other assets:
Goodwill	234,006	233,952
Indefinite-lived intangibles	13,433	13,433
Other intangibles, net of accumulated amortization of $45,026 in 2011 and $56,247 in 2010	49,543	55,439
Capitalized software, net of accumulated amortization of $11,754 in 2011 and $9,229 in 2010	14,101	12,080
Deferred financing costs, net of accumulated amortization of $308 in 2011 and $6,609 in 2010	5,858	5,202
Deferred income taxes	1,872	—
Other noncurrent assets	1,963	1,993

	320,776	322,099

	$441,785	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)—Continued

(in thousands, except share and per share data)

	July 2, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$8,500	$1,350
Accounts payable	13,904	12,948
Accrued liabilities:
Payroll and employee benefits	10,548	14,017
Income taxes	186	292
Deferred revenue	3,670	2,673
Other	4,630	3,547

	41,438	34,827

Long-term liabilities:
Long-term debt, less current portion	163,287	135,248
Mandatorily redeemable preferred stock	—	36,402
Long-term compensation and benefits	1,163	1,109
Deferred income taxes	4,466	3,182
Accrued income taxes	6,759	6,611
Other	590	176

	176,265	182,728

Shareholders’ investment:
Common stock, $.10 par value, 150,000,000 and 100,000,000 shares authorized; 85,325,095 and 84,805,040 issued and outstanding, in 2011 and 2010, respectively	8,533	8,481
Additional paid-in capital	275,871	274,697
Retained deficit	(75,590)	(73,111)
Accumulated other comprehensive income	15,268	11,473

	224,082	221,540

	$441,785	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net Sales	$64,627	$57,128	$122,133	$108,354

Cost of sales	26,592	22,803	49,628	43,020

Gross profit	38,035	34,325	72,505	65,334

Operating expenses:
Selling and marketing	15,239	14,163	29,983	27,275
Research, development and engineering	6,617	5,881	12,306	11,500
General and administrative	5,407	5,815	10,426	11,494
Restructuring and other related charges	—	236	—	1,991

	27,263	26,095	52,715	52,260

Operating income	10,772	8,230	19,790	13,074

Interest expense	(2,408)	(7,773)	(8,035)	(15,392)
Loss on redemption of preferred shares and debt refinancing costs	—	—	(13,828)	—
Other income (expense), net	(204)	1,970	(766)	2,527

Income (loss) before income taxes	8,160	2,427	(2,839)	209

Income tax (benefit) expense	(397)	488	(360)	415

Net income (loss)	$8,557	$1,939	$(2,479)	$(206)

Basic and diluted net income (loss) per share	$0.10	$0.02	$(0.03)	$—

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,479)	$(206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,209	3,075
Amortization	8,175	8,049
Amortization of deferred financing costs	977	1,412
Paid-in-kind interest accrued	—	3,226
Amortization of discount on mandatorily redeemable preferred stock	863	1,725
Deferred income tax credit	(486)	(628)
Share-based compensation	1,070	1,698
(Gain) loss on sale of assets	(122)	385
Restructuring and other related charges	—	1,991
Loss on redemption of preferred shares and debt refinancing costs	13,828	—
Pension and postretirement benefit expense	1,083	1,130
Derivative fair value adjustments and charges	645	1,092
Changes in operating assets and liabilities:
Accounts receivable	(2,747)	1,028
Inventories	136	812
Prepaid expenses and other current assets	(3,272)	(563)
Accounts payable	562	1,626
Income taxes	17	(326)
Accrued payroll and employee benefits	(4,061)	2,793
Other current and non-current liabilities	1,789	(1,756)

Net cash provided by operating activities	19,187	26,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,287)	(1,831)
Increase in capitalized software	(3,856)	(2,586)
Proceeds from sales of assets	148	293

Net cash used for investing activities	(5,995)	(4,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,196	—
Payment of long-term debt	(150,547)	(17,005)
Redemption of mandatorily redeemable preferred stock	(46,980)	—
Debt amendment and refinancing costs	(5,625)	—
Other	155	194

Net cash used for financing activities	(17,801)	(16,811)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,880	(4,583)

NET INCREASE (DECREASE) IN CASH	(2,729)	1,045
CASH AT BEGINNING OF YEAR	11,709	29,050

CASH AT END OF PERIOD	$8,980	$30,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

The condensed consolidated financial statements include the accounts of X-Rite, Incorporated and its subsidiaries. The Company has one operating segment as defined by ASC 280, Segment Reporting (ASC 280). As a result, the financial statement information provided has been presented to reflect one reportable segment, consisting of the Company’s consolidated results. All inter-company accounts and transactions have been eliminated. The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. Both the current fiscal year ending December 31, 2011 (fiscal year 2011) and the prior fiscal year ending January 1, 2011 (fiscal year 2010) contain 52 weeks.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company) and is applied prospectively. This standard impacts disclosure only and therefore adoption will not have an impact on our financial position, results of operations, or cash flows.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS—continued

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance must be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company). This standard impacts presentation and disclosure only and therefore adoption will not have an impact on our financial position, results of operations, or cash flows.

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	July 2, 2011	January 1, 2011
Raw materials	$17,141	$16,309
Work in process	14,412	14,491
Finished goods	9,289	8,697

Gross Inventories	40,842	39,497
Reserves	(12,586)	(11,827)

Inventories, net	$28,256	$27,670

NOTE 4—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the six months ended July 2, 2011, consisted of the following (in thousands):

	Goodwill	Indefinite-lived intangibles	Total
January 1, 2011	$233,952	$13,433	$247,385
Foreign currency adjustments	54	—	54

July 2, 2011	$234,006	$13,433	$247,439

The following is a summary of changes in net amortizable intangible assets for the six months ended July 2, 2011 (in thousands):

	January 1, 2011	Amortization Expense	July 2, 2011
Technology and patents	$20,787	$(3,504)	$17,283
Customer relationships	30,434	(1,844)	28,590
Trademarks and trade names	4,218	(548)	3,670

Total	$55,439	$(5,896)	$49,543

Estimated future amortization expense for intangible assets as of July 2, 2011, for the succeeding years is as follows (in thousands):

Remaining 2011	$5,897
2012	11,793
2013	4,954
2014	4,610
2015	4,610
Thereafter	17,679

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 5—LONG-TERM DEBT

As of July 2, 2011, the Company’s long-term debt consisted of the following (in thousands):

Senior secured term note, due March 30, 2016	$167,875
Revolving credit facility, due March 30, 2016	3,912

171,787
Less current portion	(8,500)

Total long-term debt	$163,287

Principal maturities on long-term debt are as follows (in thousands):

Remaining 2011	$4,250
2012	8,500
2013	11,713
2014	15,946
2015	23,375
2016	108,003

$171,787

Senior Secured Credit Agreement

On March 30, 2011, the Company entered into a new senior secured credit agreement (the 2011 credit agreement) which provides for aggregate principal borrowings of up to $225 million. This credit agreement repaid in full and replaced the Company’s previous credit facilities and funded the redemption of all outstanding Series A Preferred Stock (mandatorily redeemable preferred stock or MRPS). The 2011 credit agreement consists of a $170 million term loan and an available $55 million revolving credit facility, which both mature on March 30, 2016. Obligations under the 2011 credit agreement are secured by essentially all of the tangible and identifiable intangible assets of the Company, with the exception of real estate. The 2011 credit agreement provides variable interest rate options from which the Company may select and the unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum. The 2011 credit agreement contains operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make fundamental changes involving the Company and its subsidiaries, make investments or acquisitions, and make certain capital expenditures, among other things. As of July 2, 2011, the Company was in compliance with the covenants contained in its 2011 credit agreement.

In the first quarter of 2011, the Company recorded a loss on redemption of preferred shares and debt refinancing costs of $13.8 million. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Outstanding borrowings under the 2011 credit agreement bear interest at a rate per annum equal to LIBOR or Prime interest rate, plus a 3.5 and 2.5 percent margin, respectively (subject to adjustments based on the Company’s consolidated leverage ratio), payable in arrears on the last day of the applicable interest period but in no event less frequently than every three months. As of July 2, 2011, the new interest rate in effect under the terms of the 2011 credit agreement was 3.75 percent, which was based on LIBOR. The Company holds interest rate swaps to limit a portion of its LIBOR exposure (see Note 7 for further discussion).

Prior to entering the 2011 credit agreement, the Company’s previous credit facilities consisted of a $310 million first lien loan, which included a $270 million five-year term loan and a $40 million five-year revolving credit facility. Obligations under these credit facilities were secured by essentially all of the tangible and identifiable intangible assets of the Company. These credit facilities were repaid in full in connection with the refinancing described above.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 5—LONG-TERM DEBT—continued

Under the previous credit agreement, the Company had the option to choose LIBOR or Prime interest rate indices. The LIBOR index was based on the three month LIBOR (subject to a floor of 3.0 percent) plus a 3.5 percent margin and the Prime index was based on the Prime Rate plus a 2.5 percent margin during the quarter. Prior to entering into the 2011 credit agreement, the Company had designated its borrowings under the Prime interest rate, with an effective interest rate of 5.75 percent. Under the terms of the previous credit agreement, the margin above either LIBOR or Prime Rate on first lien credit facilities was subject to a quarterly adjustment based on the Company’s leverage ratio. Interest payments on LIBOR based loans were payable on the last day of each interest period, not to exceed three months. Interest payments on the Prime Rate based borrowings were paid in full at the time the loan was repaid.

The Company’s estimate of fair value for debt approximates its carrying amount as of July 2, 2011.

Subsequent to the quarter ended July 2, 2011, the Company made voluntary payments of $6.2 million against its senior secured borrowings.

Deferred Financing Costs

In connection with the 2011 credit agreement, the Company has $6.2 million of deferred financing costs, consisting of $2.3 million of current fees to creditors and third parties and $3.9 million of unamortized deferred financing costs associated with the previous credit facility. These costs are being amortized over the life of the related agreement.

NOTE 6—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On March 30, 2011, the Company redeemed all of the issued and outstanding mandatorily redeemable preferred stock in connection with the entry into its 2011 credit agreement, as described in Note 5. The Company’s mandatorily redeemable preferred stock had a stated value of $1,000 per share. At January 1, 2011, of the Company’s five million, $0.10 par value preferred shares, 84,729 were authorized as MRPS of which 46,980 were issued and outstanding. The MRPS is presented net of the warrant discount of $10,615 in the Company’s consolidated balance sheet as of January 1, 2011. The preferred stock ranked senior to the Company’s common stock in respect of payment of dividends and the distribution of assets upon liquidation of the Company. Dividends could be paid in cash or paid in kind (PIK) in additional shares of preferred stock, at the discretion of the Board of Directors.

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

At the time of issuance of the MRPS the Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders. The Company determined the fair value of the Warrants was $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which was classified as a discount on the MRPS. The discount was accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. The accretion for the three and six month periods ended July 2, 2011 was $0.9 million. The accretion for the three and six month periods ended July 3, 2010 was $0.8 million and $1.7 million, respectively. Unamortized discount on MRPS of $9.8 million was included in the loss on redemption of preferred shares and debt refinancing costs recorded in connection with the entry into 2011 credit agreement, as described in Note 5.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, and recognized an other noncurrent asset of $0.8 million as of July 2, 2011 and January 1, 2011, respectively.

The Company has classified its interest rate swaps, currency forward contracts, and interest rate caps within Level 2 of the fair value hierarchy. As of July 2, 2011 and January 1, 2011, the net carrying value of these instruments was $(0.4) million and a nominal amount, respectively, classified in other current assets (liabilities) in the Company’s consolidated balance sheet. Fair values are measured as the present value of all expected future cash flows adjusted to reflect the credit quality of the party bearing the cash flow obligation to pay if significant.

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

Interest Rate Swaps

The Company utilizes interest rate swap agreements, designated as cash flow hedges, to limit its exposure to fluctuations in the base lending rate under the Company’s credit facility. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is recorded as interest income or expense. Under ASC 815, these swap transactions are designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss is initially recorded as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged interest expense affected earnings.

On May 24, 2011, the Company entered into two interest rate swap agreements (swaps), each with a notional value of $30.0 million. The swaps became effective on June 30, 2011 and will terminate on March 30, 2014. As of July 2, 2011, the fair value was $(0.4) million of the swaps, which also represents the change in fair value recorded as a component of accumulated other comprehensive income.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 7—FINANCIAL INSTRUMENTS—continued

On April 21, 2008, the Company terminated its 2006 series of interest rate swap agreements. Due to termination of the interest rate swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the terminated swaps during the three and six months ended July 2, 2011 totaled $0.1 million and $0.3 million, respectively. The remaining balance in accumulated other comprehensive income related to these terminated swaps was $0.1 million as of July 2, 2011, all of which is expected to be reclassified to earnings during the next six months.

Currency Forward Contracts

During 2011 the Company has entered into a series of short term currency forward contracts (the forwards) to limit its exposure to fluctuations between the Euro and the Swiss Franc. At July 2, 2011, the Company maintained three €0.5 million net settle contracts (total notional amount of $2.1 million), that mature monthly through September 2011.

At inception, the forwards were not designated as a hedge under ASC 815, therefore only adjustments to fair value are recorded to the balance sheet with a corresponding change to foreign currency transaction gains and losses included in other income (expense) in the statement of operations. During the three and six month periods ended July 2, 2011, the currency gains and losses associated with the forward contracts were negligible.

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

At inception, this interest rate cap was designated as a cash flow hedge under ASC 815. The Company assessed hedge effectiveness based on the total changes in cash flows on its interest rate cap as described by the Derivative Implementation Group (DIG) Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, and recorded subsequent changes in fair value in other comprehensive income, including changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt were reclassified out of accumulated other comprehensive income and into earnings (as interest expense) when the forecasted transaction occur. The current market value of the interest rate cap is reported on the condensed consolidated balance sheets in other current and long-term assets.

On April 4, 2010, the interest rate cap was de-designated as a cash flow hedge by the Company. The fair value of the cap as of the de-designation date was an asset of $0.2 million. Due to the de-designation of the cap in April 2010, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the amortization of unrealized losses frozen in accumulated other comprehensive loss during the three and six months ended July 2, 2011 was $0.1 million and $0.3 million, respectively. The remaining balance in accumulated other comprehensive income related to the cap was $0.2 million as of July 2, 2011, all of which is expected to be reclassified to earnings during the next six months.

Because LIBOR was not above the capped rate, the Company did not receive cash from the existing interest rate cap agreements during the three and six month periods ended July 2, 2011.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 8—SHARE-BASED COMPENSATION—continued

Valuation of Share-Based Compensation

The Company used the following assumptions in valuing employee options granted during the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Dividend yield	0%	0%	0%	0%
Volatility	56%	56%	56%	56%
Risk-free interest rates	2.5%	2.8%	2.5 – 2.6%	2.8 – 3.1%
Expected term of options	7 years	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended July 2, 2011 and July 3, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock options	$344	$484	$625	$885
Restricted stock awards	300	270	336	624
Restricted stock units	132	88	96	176
Employee stock purchase plan	9	9	13	13

Total share-based compensation expense	$785	$851	$1,070	$1,698

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of July 2, 2011, there was unrecognized compensation cost for non-vested share-based compensation of $1.8 million related to options, $1.5 million related to restricted share awards, and $0.7 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 1.7, 1.3, and 1.2 years, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary. In conjunction with its restructuring efforts, the Company suspended its match of employee contributions under this plan in the first quarter of 2009. The Company reinstated the matching of contributions in the second quarter of 2010. The Company’s matching expense for the plan was $0.2 million and $0.5 million for the three and six months ended July 2, 2011 and $0.2 million for both the three and six months ended July 3, 2010.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS—continued

Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$809	$767	$1,585	$1,567
Interest	225	173	439	353
Expected return on plan assets	(213)	(184)	(448)	(376)
Less contributions paid by employees	(251)	(203)	(493)	(414)

Net periodic pension cost	$570	$553	$1,083	$1,130

The Company is currently evaluating what additional contributions, if any, will be made to the pension plan during the remainder of 2011. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 10—INCOME TAXES

For both three and six month periods ended July 2, 2011, the Company recorded tax benefit of $0.4 million against pre-tax income (loss) of $8.1 million and $(2.9) million, respectively, resulting in an effective income tax rate of (4.9) and 12.7 percent. In the three month period ended July 2, 2011, the Company recorded income tax expense of $0.1 million related primarily to income tax in foreign countries and income tax benefits of $0.1 million related to state income taxes and $0.4 million primarily related to foreign tax deductions on intangible asset amortization charges. For the six months ended July 2, 2011, the Company recorded income tax expenses of $0.1 million related to its liability for uncertain tax positions and $0.3 million related primarily to income tax in foreign countries and income tax benefits of $0.1 million related to state income taxes and $0.7 million primarily related to foreign tax deductions on intangible asset amortization charges.

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

The Company maintains income tax accruals related to uncertain tax benefits, inclusive of accrued interest, totaling $6.8 million and $6.6 million as of July 2, 2011 and January 1, 2011, respectively.

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

For the three and six months ended July 3, 2010, the Company incurred $0.2 million and $1.9 million, respectively, in restructuring charges, all of which were recorded in operating expenses. Approximately $1.2 million of the restructuring expense consisted of severance costs and $0.7 million of other related charges. All restructuring obligations were paid as of January 1, 2011.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share (EPS) (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerators:
Net income (loss) for both basic and diluted EPS	$8,557	$1,939	$(2,479)	$(206)

Denominators:
Denominators for basic EPS: weighted-average common shares outstanding	85,247	84,317	85,090	84,222
Dilutive potential shares	1,549	1,396	—	—

Denominators for diluted EPS	86,796	85,713	85,090	84,222

The number of stock options and awards that were not included in the diluted earnings (loss) per share calculation because the effect would have been anti-dilutive was approximately 1,627 and 5,667, respectively, for the three and six month periods ended July 2, 2011 and 6,528 and 6,651, respectively, for the three and six month periods ended July 3, 2010. The number of performance shares and units that were excluded from the diluted earnings (loss) per share calculation because the performance targets were not met was 1,026 and 1,165, respectively, for the three and six month periods ended July 2, 2011 and 1,182 and 1,205, respectively, for the three and six month periods ended July 3, 2010.

NOTE 13—COMPREHENSIVE INCOME

Comprehensive income (loss) was $10.4 million and $(0.1) million for the three months ended July 2, 2011 and July 3, 2010, respectively. Comprehensive income (loss) was $1.3 million and $(5.0) million for the six months ended July 2, 2011 and July 3, 2010, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized income (loss) on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income
Balance on January 1, 2011	$11,541	$(900)	$832	$11,473
Other comprehensive income for the six months ended July 2, 2011	3,440	268	87	3,795

Balance on July 2, 2011	$14,981	$(632)	$919	$15,268

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

The Company has provided standby letters of credit to third-parties. The terms of the letters of credit, including renewal provisions, extend through December 31, 2011. The face amount of the agreements totaled $0.8 million as of July 2, 2011.

The Company offers standard product warranties ranging from one to three years.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resources needs, tax rates, dividends and potential new markets. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

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

Second Quarter 2011 Highlights:

•	Net sales of $64.6 million, up 13.1% from the second quarter 2010

•	Operating income of $10.8 million, up $2.5 million from the second quarter 2010

•	Net income of $8.5 million, up $6.6 million from the second quarter 2010

•	Fully diluted earnings of $0.10 per share, up $0.08 per share from the second quarter 2010

•	Debt pay downs of $13.2 million

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations—continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and six month periods ended July 2, 2011 and July 3, 2010 (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Net sales	$64.6	100.0%	$57.1	100.0%	$122.1	100.0%	$108.3	100.0%
Cost of sales	26.6	41.1	22.8	39.9	49.6	40.6	43.0	39.7

Gross profit	38.0	58.9	34.3	60.1	72.5	59.4	65.3	60.3
Operating expenses	27.2	42.2	26.1	45.7	52.7	43.2	52.2	48.2

Operating income	10.8	16.7	8.2	14.4	19.8	16.2	13.1	12.1
Interest expense	(2.4)	(3.7)	(7.8)	(13.6)	(8.0)	(6.6)	(15.4)	(14.2)
Loss on redemption of preferred shares and debt refinancing cost	—	—	—	—	(13.8)	(11.3)	—	—
Other income (expense), net	(0.3)	(0.4)	2.0	3.4	(0.9)	(0.6)	2.5	2.3

Income (loss) before income taxes	8.1	12.6	2.4	4.2	(2.9)	(2.3)	0.2	0.2
Income tax (benefit) expense	(0.4)	(0.6)	0.5	0.9	(0.4)	(0.3)	0.4	0.4

Net income (loss)	$8.5	13.2%	$1.9	3.4%	$(2.5)	(2.0)%	$(0.2)	(0.2)%

Net Sales

The following table denotes net sales by product line for the three and six month periods ended July 2, 2011 and July 3, 2010 (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Imaging and Media	$25.1	38.7%	$22.3	39.1%	$46.0	37.7%	$41.9	38.7%
Industrial	14.5	22.4	12.1	21.2	27.0	22.1	23.0	21.2
Standards	12.3	19.1	10.6	18.6	24.0	19.7	20.6	19.1
Support Services	7.7	11.9	6.5	11.4	14.8	12.1	13.0	12.0
Retail	4.0	6.2	4.5	7.9	8.0	6.6	7.3	6.7
Other	1.0	1.7	1.1	1.8	2.3	1.8	2.5	2.3

Total	$64.6	100.0%	$57.1	100.0%	$122.1	100.0%	$108.3	100.0%

Net sales for the three and six month periods ended July 2, 2011 were $64.6 million and $122.1 million, an increase of $7.5 million and $13.8 million, or 13.1 and 12.7 percent, respectively, over the comparable periods in 2010. All of the product lines realized net sales increases for the six months ended July 2, 2011 with the exception of a decrease in Other. The Company’s strong sales growth was the result of recently launched product and marketing initiatives in combination with the global market recovery and the positive effect of exchange rate changes.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $3.6 million favorable effect on net sales for the three months ended July 2, 2011 and a $4.3 million favorable effect on net sales for the six months ended July 2, 2011, as compared to the same periods in 2010.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations—continued

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Imaging and Media product line net sales were up $2.8 million or 12.1 percent for the three months ended July 2, 2011 and up $4.1 million or 9.7 percent for the six months ended July 2, 2011, over the comparable periods in 2010. For the three and six month periods ended July 2, 2011, the increases in net sales were driven by multiple factors including demand in the Company’s OEM channel, focused sales programs for printing markets in Asia Pacific, and growing interest in recently released new products. The new i1 Professional product family, including the addition of the i1 Display 3 and ColorMunki Display products, and new ink formulation software are of particular note.

The Industrial product line provides color measurement solutions for the quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial product line net sales were up $2.4 million or 19.4 percent for the three months ended July 2, 2011 and up $4.0 million or 17.1 percent for the six months ended July 2, 2011, over the comparable periods of 2010. These results reflect strong growth in the second quarter in Asia Pacific and Europe and across all geographic regions for the first half of 2011. Multiple products in various regions reported strong sales growth year over year. New products such as the Company’s Multi-Angle instruments are setting the pace in the Industrial product line. Due to a number of successful sales and marketing programs, multiple products supporting the Automotive and Paint Refinish markets are enjoying strong sales this year.

The Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. Standards net sales were up $1.7 million or 16.5 percent for the three months ended July 2, 2011 and up $3.4 million or 16.3 percent for the six months ended July 2, 2011, over the comparable periods of 2010. The growth in the first and second quarters was paced by strong sales of new products. Key contributors include the new Pantone Matching System (PMS+), recent addition of 175 new colors in Pantone’s Fashion & Home product portfolio, and Pantone edition of the CAPSURETM platform for designers.

The Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. Support Services net sales were up $1.2 million or 17.5 percent for the three months ended July 2, 2011 and up $1.8 million or 13.9 percent for the six months ended July 2, 2011, over the comparable periods of 2010. The Company is continuing to see the strong demand for repair and professional services that it experienced in 2010. New service programs, expanding the installed base through new sales growth in Asia Pacific, and selected price increases are contributing to the double digit growth rate in the three and six months ended July 2, 2011.

The Retail product line markets paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. Retail product line net sales were down $0.5 million or 12.3 percent for three months ended July 2, 2011 and up $0.7 million or 10.0 percent for the six months ended July 2, 2011, over the comparable periods of 2010. For the six months ended July 2, 2011, a majority of the growth was experienced in Europe. As the Retail business tends to be large project oriented, the decline in sales for the three months ended July 2, 2011 is primarily related to timing of our large projects during this period. Several large Retail projects are in the sales pipeline and suggest future sales growth as the Company’s new products have been well received by the Retail market in recent periods.

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product net sales for the three and six months ended July 2, 2011, decreased $0.1 million and $0.2 million, respectively, when compared to the same periods of 2010 due to weaker demand for the products.

The Company experienced net sales increases in the three and six month periods ended July 2, 2011, when compared to the three and six month periods ended July 3, 2010, in all of the major geographic regions of the world where it conducts business:

Americas- Net sales were up $0.1 million or 0.7 percent for the three months ended July 2, 2011 and up $2.4 million or 5.5 percent for the six months ended July 2, 2011, over the comparable periods of 2010. High sales in the Standards and Support Services lines were offset by lower sales in Imaging and Media and Industrial markets for the six months ended July 2, 2011. North America growth was primarily impacted by sluggish sales in the printing sector and timing of large project sales in the retail sector.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations—continued

Europe- Net sales were up $5.0 million or 25.0 percent for the three months ended July 2, 2011 and up $9.1 million or 23.2 percent for the six months ended July 2, 2011, over the comparable periods of 2010. The growth is broad based with Industrial, Printing, and Standards product lines contributing most substantially. Favorable currency exchange rates in the second quarter of 2011 versus 2010 provided a favorable impact on sales.

Asia Pacific- Net sales were up $2.4 million or 16.9 percent for the three months ended July 2, 2011 and up $2.3 million or 8.8 percent for the six months ended July 2, 2011, over the comparable periods of 2010. Strong growth in the Printing and Industrial product lines through major account sales and indirect channels more than offset a slowdown in demand from OEM partners primarily based in Japan. High sales results in the first quarter of 2010 have moderated the overall year over year growth rate comparison in the region on a year to date basis.

Cost of Sales and Gross Profit

Gross profit for the three months ended July 2, 2011 was $38.0 million or 58.9 percent of sales, compared with $34.3 million or 60.1 percent of sales, for the three months ended July 3, 2010. Gross profit for the six months ended July 2, 2011 was $72.5 million or 59.4 percent of sales, compared with $65.3 million or 60.3 percent of sales, for the six months ended July 3, 2010. The decrease in gross margin was primarily due to the impact of currency exchange rate changes with a small negative impact related to customer and product sales mix.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Selling and marketing	$15.2	23.6%	$14.2	24.9%	$30.0	24.6%	$27.3	25.2%
Research, development and engineering	6.6	10.2	5.9	10.3	12.3	10.1	11.5	10.6
General and administrative	5.4	8.4	5.8	10.1	10.4	8.5	11.5	10.6
Restructuring and other related charges	—	—	0.2	0.4	—	—	1.9	1.8

Total	$27.2	42.2%	$26.1	45.7%	$52.7	43.2%	$52.2	48.2%

For the three and six month periods ended July 2, 2011, selling and marketing expenses increased by $1.0 million and $2.7 million, or 7.6 percent and 9.9 percent, respectively, as compared with the same periods of 2010. For the three and six month periods ended July 2, 2011, research, development and engineering expenses increased by $0.7 million and $0.8 million, or 12.5 percent and 7.0 percent, as compared with the same periods of 2010. For the three and six month periods ended July 2, 2011, general and administrative expenses decreased by $0.4 million and $1.1 million, or 7.0 percent and 9.3 percent, as compared with the same periods of 2010.

The overall increase in operating expenses for the three and six month periods ended July 2, 2011 is primarily related to currency fluctuations and the strategic growth initiatives of the Company. The increase in selling and marketing expense for the three and six month periods ended July 2, 2011 is attributable to the Company’s strategic market initiatives in Asia Pacific and Standards. Research, development, and engineering expense increased for the three and six month periods ended July 2, 2011 due to acceleration of new product development and higher software development costs. For the three and six month periods ended July 2, 2011, general and administrative expenses decreased primarily due to lower share based compensation expense.

Operating Income (Loss)

Operating income was $10.8 million and $19.8 million for the three and six months ended July 2, 2011, as compared to operating income of $8.2 million and $13.1 million in the comparable periods of 2010. Operating income was favorably impacted by the increase in net sales across most product lines. The improved operating income is also a reflection of the Company’s profit margins and continued cost management.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations—continued

Other Income (Expense)

Interest Expense

Total interest expense incurred by the Company for the three and six month periods ended July 2, 2011 was $2.4 million and $8.0 million, respectively, including expense related to deferred financing fees, terminated swap agreements, and the de-designated interest rate cap. For the three and six month periods ended July 2, 2011, this is an improvement of 69.0 percent and 47.8 percent, respectively, over the same periods in 2010 and is largely attributable to the pay down of debt that occurred during 2010 and 2011, coupled with the debt refinancing in the first quarter of 2011. Cash based interest was $1.8 million and $3.8 million for the three and six month periods ended July 2, 2011, respectively, which is an improvement of 51.5 percent and 71.1 percent over the same periods in 2010. The decrease in cash based interest was principally due to savings on the mandatorily preferred stock redeemed effective March 30, 2011 and lower interest rates.

Loss on redemption of preferred shares and debt refinancing costs

In the first quarter of 2011, the Company recorded loss on redemption of preferred shares and debt refinancing cost of $13.8 million, which were related to the previous first lien credit facility refinancing and redemption of MRPS discussed in Notes 5 and 6. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign exchange translations and sales of assets. Other income (expense), net was $(0.3) million and $(0.9) million for the three and six months ended July 2, 2011, compared to $2.0 million and $2.5 million in the same periods of 2010. For the three and six month periods ended July 2, 2011, the amounts are comprised primarily of currency losses. Other income for the three and six month periods ended July 3, 2010 was comprised primarily of currency gains of $1.8 million and $2.9 million, partially offset by a loss of the sale of assets of $0.4 million.

Income Tax (Benefit) Expense

For the three months ended July 2, 2011, income tax (benefit) expense was $(0.4) million, compared to a $0.5 million income tax expense for the comparable period in 2010. For the six months ended July 2, 2011 income tax (benefit) expense was $(0.4) million, compared to $0.4 million for the comparable period in 2010. As discussed in Note 10, the income tax (benefit) expense for the three and six month periods ended July 2, 2011 is primarily related to foreign tax deductions on intangible asset amortization charges. The Company’s effective tax rate for the three months ended July 2, 2011 was (4.9) percent compared to 20.1 percent for the three months ended July 3, 2010. For the six months ended July 2, 2011, the Company’s effective tax rate was 12.7 percent compared to 199.0 for six months ended July 3, 2010.

Net Income (Loss)

The Company recorded net income (loss) of $8.5 million and $(2.5) million for the three and six month periods ended July 2, 2011, respectively, compared to net income (loss) of $1.9 million and $(0.2) million for the comparable periods in 2010. On a per share basis, fully diluted net income (loss) per share was $0.10 and $(0.03) for the three and six month periods ended July 2, 2011, compared to $0.02 and $(0.00) per share for the comparable periods of 2010.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations—continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Six Months Ended
	July 2, 2011	July 3, 2010	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$19.2	$26.5	$(7.3)
Investing activities	(6.0)	(4.1)	(1.9)
Financing activities	(17.8)	(16.8)	(1.0)
Effect of exchange rate changes on cash	1.9	(4.6)	6.5

Net increase (decrease) in cash	(2.7)	1.0	(3.7)
Cash, beginning of period	11.7	29.1	(17.4)

Cash, end of period	$9.0	$30.1	$(21.1)

Cash

At July 2, 2011, the Company had cash of $9.0 million, compared with $11.7 million at January 1, 2011 for a decrease of $2.7 million. At July 2, 2011, approximately $8.4 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $19.2 million and $26.5 million for six months ended July 2, 2011 and July 3, 2010, respectively.

For the six months ended July 2, 2011, cash provided by operating activities consisted of a net loss of $(2.5) million, offset by non-cash items totaling $29.3 million. For the six months ended July 2, 2011, significant non-cash items were the loss on redemption of preferred shares and debt refinancing costs of $13.8 million, amortization of intangibles and capitalized software costs of $8.0 million, and depreciation of $3.2 million. Net cash used for operating assets and liabilities was $7.6 million, which primarily consisted of accounts receivable, prepaid expenses and other current assets, and accrued payroll and employee benefits of $10.1 million.

For the six months ended July 3, 2010, cash provided by operating activities consisted of a net loss $(0.2) million, offset by non-cash items of $23.1 million. Significant non-cash transactions for the six months ended July 3, 2010 included amortization of intangibles and capitalized software costs of $8.0 million, restructuring of $1.9 million, depreciation of $3.1 million, paid-in-kind interest of $3.2 million, amortization of the discount on mandatorily redeemable preferred stock of $1.7 million, and share-based compensation expense of $1.7 million. Net cash provided by operating assets and liabilities was $3.6 million, which included accounts receivable, inventories, accounts payable and accrued payroll and employee benefits of $6.3 million, partially offset by income taxes, and prepaid expenses and other current assets, and other current and non-current liabilities of $2.7 million.

Investing Activities

The components of the Company’s investment activities are (i) proceeds from sales of assets, (ii) capital expenditures, and (iii) increase in capitalized software. Net cash provided by (used for) investing activities during the six months ended July 2, 2011 and July 3, 2010 was $(6.0) million and $(4.1) million, respectively.

During the six months ended July 2, 2011 and July 3, 2010, proceeds from sales of assets were $0.1 million and $0.3 million, respectively. Capital expenditures were $2.3 million and $1.8 million for the six months ended July 2, 2011 and July 3, 2010, respectively. The expenditures relate primarily to machinery and equipment and tooling used in connection with the Company’s manufacturing operations. Increases in capitalized software costs were $3.8 million and $2.6 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations—continued

Financing Activities

The primary components of the Company’s financing activities are (i) the proceeds from long-term debt, (ii) the payment of debt, (iii) redemption of mandatorily redeemable preferred stock, and (iv) debt amendment and refinancing charges. Net cash used for financing activities for the six months ended July 2, 2011 and July 3, 2010 was $17.8 and $16.8 million, respectively.

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

As of July 2, 2011, the Company was in compliance with the financial covenants contained in its senior secured credit agreement, as amended. The Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future.

Restrictive Covenants

Under the Company’s credit agreement the leverage ratio covenant is the most restrictive covenant to the Company. The credit agreement provides that the Company must not exceed a ratio of total debt to Adjusted EBITDA. As of July 2, 2011, the Company was in compliance with the covenants under its credit facility. The calculation of the Adjusted EBIDTA is as follows:

Adjusted EBITDA as defined by Credit Agreement

(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income (loss)	$8,557	$1,939	$(2,479)	$(206)

EBITDA Adjustments:
Depreciation	1,624	1,502	3,209	3,075
Amortization	4,091	4,069	8,175	8,049
Restructuring and other related charges	—	236	—	1,991
Share-based compensation	785	851	1,070	1,698
Net interest expense and loss on redemption of preferred shares and debt refinancing costs	2,408	7,773	21,863	15,392
Currency gain (loss)	261	(1,838)	929	(2,875)
Income tax (benefit) expense	(397)	488	(360)	415
(Gain) loss on sale of assets	(37)	(114)	(122)	385

	8,735	12,967	34,764	28,130

Adjusted EBITDA	$17,292	$14,906	$32,285	$27,924

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

Condition and Results of Operations—continued

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company utilizes interest rate swaps to manage the potential variability in interest rates associated with its debt. The interest rate swaps limit the Company’s exposure to an increase in the 3 month LIBOR rate. The notional amount of the swaps at July 2, 2011 was $60.0 million.

A hypothetical 25 basis point increase in interest rates year to date through July 2, 2011 would have increased the interest expense reported in the condensed consolidated financial statements by $0.4 million, for the six months ended July 2, 2011.

Foreign Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar and relative to each other, such fluctuations may cause profitability to increase or decrease accordingly.

A hypothetical 10 percent increase or decrease in all quoted currency exchange rates moving in tandem, would have increased or decreased net income by approximately $0.8 million for the six months ended July 2, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, during the quarter ended July 2, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

PART II OTHER INFORMATION—continued

Item 6	Exhibits

(a) Exhibit Index

3.1	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

10.1	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2011 Omnibus Long Term Incentive Plan

10.2	Form of Outside Director Restricted Stock Agreement under the X-Rite, Incorporated 2011 Omnibus Long Term Incentive Plan

31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended July 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

August 11, 2011	/s/ Thomas J. Vacchiano Jr.
Thomas J. Vacchiano Jr.,
Chief Executive Officer
(principal executive officer)

August 11, 2011	/s/ Rajesh K. Shah
Rajesh K. Shah,
Chief Financial Officer
(principal financial officer)

August 11, 2011	/s/ Jeffrey D. McKee
Jeffrey D. McKee,
Corporate Controller
(principal accounting officer)