Form 10-Q
period 2011-10-01
X RITE INC
filed 2011-11-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 1, 2011

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

On November 1, 2011, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 86,028,099.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash	$7,673	$11,709
Accounts receivable, net of allowance of $1,463 in 2011 and $1,780 in 2010	33,934	31,796
Inventories, net	28,380	27,670
Deferred income taxes	—	697
Prepaid expenses and other current assets	4,809	4,959

	74,796	76,831
Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,534	23,213
Machinery and equipment	37,891	33,570
Furniture and office equipment	26,229	25,560
Construction in progress	3,949	5,063

	94,399	90,202
Less accumulated depreciation	(55,404)	(50,037)

	38,995	40,165
Other assets:
Goodwill	233,958	233,952
Indefinite-lived intangibles	13,433	13,433
Other intangibles, net of accumulated amortization of $47,974 in 2011 and $56,247 in 2010	46,594	55,439
Capitalized software, net of accumulated amortization of $12,580 in 2011 and $9,229 in 2010	14,565	12,080
Deferred financing costs, net of accumulated amortization of $617 in 2011 and $6,609 in 2010	5,550	5,202
Deferred income taxes	5,467	—
Other noncurrent assets	1,712	1,993

	321,279	322,099

	$435,070	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

(in thousands, except share and per share data)

	October 1, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$9,597	$1,350
Accounts payable	12,380	12,948
Accrued liabilities:
Payroll and employee benefits	10,064	14,017
Income taxes	1,166	292
Deferred income taxes	1,995	—
Deferred revenue	3,036	2,673
Derivative financial instruments	1,181	—
Other	3,736	3,547

	43,155	34,827
Other liabilities:
Long-term debt, less current portion	150,216	135,248
Mandatorily redeemable preferred stock	—	36,402
Long-term compensation and benefits	994	1,109
Deferred income taxes	2,462	3,182
Accrued income taxes	9,671	6,611
Other	740	176

	164,083	182,728
Shareholders’ investment:
Common stock, $.10 par value, 150,000,000 and 100,000,000 shares authorized; 85,338,346 and 84,805,040 issued and outstanding, in 2011 and 2010, respectively	8,534	8,481
Additional paid-in capital	276,514	274,697
Retained deficit	(68,585)	(73,111)
Accumulated other comprehensive income	11,369	11,473

	227,832	221,540

	$435,070	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net Sales	$57,003	$55,428	$179,136	$163,782
Cost of sales	23,083	22,683	72,711	65,703

Gross profit	33,920	32,745	106,425	98,079
Operating expenses:
Selling and marketing	14,435	14,330	44,418	41,606
Research, development and engineering	5,749	6,128	18,055	17,628
General and administrative	5,377	5,335	15,803	16,829
Restructuring and other related charges	—	17	—	2,008

	25,561	25,810	78,276	78,071

Operating income	8,359	6,935	28,149	20,008
Interest expense	(2,262)	(6,744)	(10,297)	(22,136)
Loss on redemption of preferred shares and debt refinancing costs	—	(1,091)	(13,828)	(1,091)
Other income (expense), net	1,913	(1,233)	1,147	1,295

Income (loss) before income taxes	8,010	(2,133)	5,171	(1,924)
Income tax (benefit) expense	1,005	(2,001)	645	(1,585)

Net income (loss)	$7,005	$(132)	$4,526	$(339)

Basic and diluted net income (loss) per share	$0.08	$(0.00)	$0.05	$(0.00)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,526	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,850	4,594
Amortization	12,411	12,161
Amortization of deferred financing costs	1,285	2,118
Paid-in-kind interest accrued	—	3,188
Amortization of discount on mandatorily redeemable preferred stock	863	2,587
Deferred income tax credit	(3,484)	(2,153)
Share-based compensation	1,682	2,402
(Gain) loss on sale of assets	(199)	329
Restructuring and other related charges	—	2,008
Loss on redemption of preferred shares and debt refinancing costs	13,828	1,091
Pension and postretirement benefit expense	1,663	1,730
Derivative fair value adjustments and charges	803	1,336
Changes in operating assets and liabilities:
Accounts receivable	(1,295)	537
Inventories	(425)	303
Prepaid expenses and other current assets	(1,618)	(133)
Accounts payable	(685)	2,387
Income taxes	3,934	(885)
Accrued payroll and employee benefits	(4,236)	5,655
Other current and non-current liabilities	914	(7,693)

Net cash provided by operating activities	34,817	31,223
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,648)	(3,226)
Increase in capitalized software	(5,644)	(4,034)
Proceeds from sales of assets	240	292

Net cash used for investing activities	(9,052)	(6,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,196	16,500
Payment of long-term debt	(162,346)	(52,698)
Redemption of mandatorily redeemable preferred stock	(46,980)	—
Debt amendment and refinancing costs	(5,625)	(430)
Other	188	251

Net cash used for financing activities	(29,567)	(36,377)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(234)	(2,161)

NET DECREASE IN CASH	(4,036)	(14,283)
CASH AT BEGINNING OF YEAR	11,709	29,050

CASH AT END OF PERIOD	$7,673	$14,767

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

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment and amended its guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company) and early adoption is permitted. The Company will early adopt this new guidance and is currently evaluating the impact on our consolidated financial statements.

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	October 1, 2011	January 1, 2011
Raw materials	$19,603	$16,309
Work in process	12,551	14,491
Finished goods	9,233	8,697

Gross Inventories	41,387	39,497
Reserves	(13,007)	(11,827)

Inventories, net	$28,380	$27,670

NOTE 4—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the nine months ended October 1, 2011, consisted of the following (in thousands):

	Goodwill	Indefinite-lived intangibles	Total
January 1, 2011	$233,952	$13,433	$247,385
Foreign currency adjustments	6	—	6

October 1, 2011	$233,958	$13,433	$247,391

The following is a summary of changes in net amortizable intangible assets for the nine months ended October 1, 2011 (in thousands):

	January 1, 2011	Amortization Expense	October 1, 2011
Technology and patents	$20,787	$(5,255)	$15,532
Customer relationships	30,434	(2,767)	27,667
Trademarks and trade names	4,218	(823)	3,395

Total	$55,439	$(8,845)	$46,594

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 4—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS - continued

Estimated future amortization expense for intangible assets as of October 1, 2011, for the succeeding years is as follows (in thousands):

Remaining 2011	$2,948
2012	11,793
2013	4,954
2014	4,610
2015	4,610
Thereafter	17,679

NOTE 5—LONG-TERM DEBT

As of October 1, 2011, the Company’s long-term debt consisted of the following (in thousands):

Senior secured term note, due March 30, 2016	$159,813
Revolving credit facility, due March 30, 2016	—

159,813
Less current portion	(9,597)

Total long-term debt	$150,216

Principal maturities on long-term debt are as follows (in thousands):

Remaining 2011	$2,049
2012	8,195
2013	11,269
2014	15,367
2015	22,538
2016	100,395

$159,813

Senior Secured Credit Agreement

On March 30, 2011, the Company entered into a new senior secured credit agreement (the 2011 credit agreement) which provides for aggregate principal borrowings of up to $225 million. This credit agreement repaid in full and replaced the Company’s previous credit facilities and funded the redemption of all outstanding Series A Preferred Stock (mandatorily redeemable preferred stock or MRPS). The 2011 credit agreement consists of a $170 million term loan and an available $55 million revolving credit facility, which both mature on March 30, 2016. Obligations under the 2011 credit agreement are secured by essentially all of the tangible and identifiable intangible assets of the Company, with the exception of real estate. The 2011 credit agreement provides variable interest rate options from which the Company may select, as described below, and the unused portion of the revolving credit facility is subject to a fee of 0.5 percent per annum. The 2011 credit agreement contains operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make fundamental changes involving the Company and its subsidiaries, make investments or acquisitions, and make certain capital expenditures, among other things. As of October 1, 2011, the Company was in compliance with the covenants contained in its 2011 credit agreement.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5—LONG-TERM DEBT - continued

Outstanding borrowings under the 2011 credit agreement bear interest at a rate per annum equal to LIBOR or Prime interest rate, plus a 3.25 and 2.25 percent margin, respectively (subject to adjustments based on the Company’s consolidated leverage ratio), payable in arrears on the last day of the applicable interest period but in no event less frequently than every three months. As of October 1, 2011, the weighted average interest rate in effect under the terms of the 2011 credit agreement was 3.94 percent. The Company holds interest rate swaps to limit a portion of its LIBOR exposure (see Note 7 for further discussion).

Prior to entering the 2011 credit agreement, the Company’s previous secured credit facilities consisted of a $310 million first lien loan, which included a $270 million five-year term loan and a $40 million five-year revolving credit facility. These credit facilities were repaid in full in connection with the refinancing described above.

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

The Company’s estimate of fair value for debt approximates its carrying amount as of October 1, 2011.

Subsequent to the quarter ended October 1, 2011, the Company made voluntary payments of $1.4 million against its senior secured borrowings.

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

NOTE 6—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On March 30, 2011, the Company redeemed all of the issued and outstanding mandatorily redeemable preferred stock in connection with the entry into its 2011 credit agreement, as described in Note 5. The Company’s mandatorily redeemable preferred stock had a stated value of $1,000 per share. At January 1, 2011, of the Company’s 5.0 million, $0.10 par value preferred shares, 84,729 were authorized as MRPS of which 46,980 were issued and outstanding. The MRPS is presented net of the warrant discount of $10.6 million in the Company’s consolidated balance sheet as of January 1, 2011. The preferred stock ranked senior to the Company’s common stock in respect of payment of dividends and the distribution of assets upon liquidation of the Company. Dividends could be paid in cash or paid in kind (PIK) in additional shares of preferred stock, at the discretion of the Board of Directors.

The MRPS entitled the holders to dividends at a fixed annual rate of 14.375 percent compounded quarterly and was mandatorily redeemable on January 23, 2014. Upon redemption on March 30, 2011, the preferred stock holders received the stated value of $1,000 per share plus all accrued dividends. According to the terms of the agreement with such holders, the early redemption of the MRPS was subject to an early redemption multiplier fee of 5.0 percent. This fee was $2.3 million and is included in the loss on redemption of preferred shares and debt refinancing costs.

At the time of issuance of the MRPS the Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders. The Company determined the fair value of the Warrants was $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which was classified as a discount on the MRPS. The discount was accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. There was no accretion for the three months ended October 1, 2011 and the accretion was $0.9 million for the nine months ended October 1, 2011. The accretion for the three and nine month periods ended October 2, 2010 was $0.9 million and $2.6 million, respectively. Unamortized discount on MRPS of $9.8 million was included in the loss on redemption of preferred shares and debt refinancing costs recorded in connection with the entry into 2011 credit agreement, as described in Note 5.

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

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, recognized as an other noncurrent asset of $0.6 million and $0.8 million as of October 1, 2011 and January 1, 2011, respectively.

The Company has classified its interest rate swaps, currency forward contracts, and interest rate caps within Level 2 of the fair value hierarchy. As of October 1, 2011 and January 1, 2011, the net carrying value of these instruments was $(1.2) million and a nominal amount, respectively, classified in other current assets (liabilities) in the Company’s consolidated balance sheet. Fair values are measured as the present value of all expected future cash flows adjusted to reflect the credit quality of the party bearing the cash flow obligation to pay if significant.

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

Interest Rate Swaps

The Company utilizes interest rate swap agreements, designated as cash flow hedges, to limit its exposure to fluctuations in the base lending rate under the Company’s credit facility. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is recorded as interest income or expense. Under ASC 815, these swap transactions are designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss is initially recorded as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged interest expense affects earnings.

On May 24, 2011, the Company entered into two interest rate swap agreements (swaps), each with a notional value of $30.0 million. The swaps became effective on June 30, 2011 and will terminate on March 30, 2014. As of October 1, 2011, the fair value of the swaps was a liability of $1.1 million. For the three and nine month periods ended October 1, 2011, the change in fair value recorded as a component of accumulated other comprehensive income was $0.7 million and $1.1 million, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 7—FINANCIAL INSTRUMENTS - continued

On April 21, 2008, the Company terminated its 2006 series of interest rate swap agreements. Due to termination of the interest rate swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the terminated swaps during the three and nine months ended October 1, 2011 totaled $0.1 million and $0.4 million, respectively. The remaining balance in accumulated other comprehensive income related to these terminated swaps was nominal as of October 1, 2011.

Currency Forward Contracts

During 2011 the Company has entered into a series of short term currency forward contracts (the forwards) to limit its exposure to fluctuations between the Euro and the Swiss Franc. At October 1, 2011, the Company maintained two €0.5 million net settle contracts (total notional amount of $1.4 million), that mature monthly through November 2011.

At inception, the forwards were not designated as a hedge under ASC 815, therefore adjustments to fair value are recorded to the balance sheet with a corresponding change to foreign currency transaction gains and losses included in other income (expense) in the statement of operations. For both the three and nine month periods ended October 1, 2011, the currency gains and losses associated with the forward contracts were $0.1 million.

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

At inception, this interest rate cap was designated as a cash flow hedge under ASC 815. The Company assessed hedge effectiveness based on the total changes in cash flows on its interest rate cap as described by the Derivative Implementation Group (DIG) Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, and recorded subsequent changes in fair value in other comprehensive income, including changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt were reclassified out of accumulated other comprehensive income and into earnings (as interest expense) when the forecasted transactions occur. The current market value of the interest rate cap is reported on the condensed consolidated balance sheets in other current and long-term assets.

On April 4, 2010, the interest rate cap was de-designated as a cash flow hedge by the Company. The fair value of the cap as of the de-designation date was an asset of $0.2 million. Due to the de-designation of the cap in April 2010, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the amortization of unrealized losses frozen in accumulated other comprehensive loss during the three and nine months ended October 1, 2011 was $0.1 million and $0.4 million, respectively. The remaining balance in accumulated other comprehensive income related to the cap was $0.1 million as of October 1, 2011, all of which is expected to be reclassified to earnings during the next three months.

Because LIBOR was not above the capped rate, the Company did not receive cash from the existing interest rate cap agreements during the three and nine month periods ended October 1, 2011.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 8—SHARE-BASED COMPENSATION - continued

Valuation of Share-Based Compensation

The Company used the following assumptions in valuing employee options granted during the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended	Nine Months Ended
	October 1, 2011	October 1, 2011	October 2, 2010
Dividend yield	0%	0%	0%
Volatility	56%	56%	56%
Risk-free interest rates	1.5 -1.8%	1.5 -2.6%	2.8 -3.1%
Expected term of options	7 years	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended October 1, 2011 and October 2, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Stock options	$335	$402	$960	$1,287
Restricted stock awards	194	210	530	834
Restricted stock units	79	88	175	264
Employee stock purchase plan	4	4	17	17

Total share-based compensation expense	$612	$704	$1,682	$2,402

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. As of October 1, 2011, there was unrecognized compensation cost for non-vested share-based compensation of $1.6 million related to options, $1.1 million related to restricted share awards, and $0.6 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 1.5, 1.1, and 1.0 years, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary. In conjunction with its restructuring efforts, the Company suspended its match of employee contributions under this plan in the first quarter of 2009. The Company reinstated the matching of contributions in the second quarter of 2010. The Company’s matching expense for the plan was $0.2 million and $0.7 million for the three and nine months ended October 1, 2011 and $0.2 million and $0.4 million for the three and nine months ended October 2, 2010, respectively.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS - continued

Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$839	$831	$2,424	$2,398
Interest	233	188	672	541
Expected return on plan assets	(232)	(200)	(680)	(576)
Less contributions paid by employees	(260)	(219)	(753)	(633)

Net periodic pension cost	$580	$600	$1,663	$1,730

The Company is currently evaluating what additional contributions, if any, will be made to the pension plan during the remainder of 2011. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 10—INCOME TAXES

For the three and nine month periods ended October 1, 2011, the Company recorded tax expense of $1.1 million and $0.7 million against pre-tax income of $8.1 million and $5.2 million, respectively, resulting in an effective income tax rate of 12.5 percent for both periods. In the three month period ended October 1, 2011, the Company recorded income tax expense of $1.6 million related primarily to income tax in foreign countries offset by income tax benefits of $0.4 million primarily related to foreign tax deductions on intangible asset amortization charges and $0.1 million related primarily to its liability for uncertain tax positions. For the nine months ended October 1, 2011, the Company recorded income tax expense of $1.9 million related primarily to income tax in foreign countries offset by income tax benefits of $1.1 million primarily related to foreign tax deductions on intangible asset amortization charges and $0.1 million related primarily to a state tax refunds received and anticipated.

For the three and nine month periods ended October 2, 2010, the Company recorded tax benefit of $2.0 million and $1.6 million against pre-tax losses of $2.1 million and $1.9 million, respectively, resulting in an effective income tax rate of 93.8 percent and 82.4 percent. In the three month period ended October 2, 2010, the Company recorded income tax benefit of $1.2 million related to foreign operations, $0.4 million representing interest charges related to its liability for uncertain tax positions, and an income tax benefit of $0.4 million primarily related to foreign tax deductions on intangible asset amortization charges. For the nine month period ended October 2, 2010, the Company recorded income tax expense of $0.3 million for tax examination adjustments to a previously filed refund claim, $0.1 million related to share-based compensation, and income tax benefits of $0.4 million related to its liability for uncertain tax positions, $0.4 million related to foreign operations, and $1.2 million primarily related to foreign tax deductions on intangible asset amortization charges.

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

The Company maintains income tax accruals related to uncertain tax benefits, inclusive of accrued interest, totaling $9.7 million and $6.6 million as of October 1, 2011 and January 1, 2011, respectively. The Company enters into intercompany transactions that the various taxing jurisdictions require to be maintained at arm’s length pricing. While the Company believes the transaction as reported are appropriate, due to the related party nature of the transaction, it is common for uncertainty related to appropriate pricing to exist. Therefore, the Company has increased its uncertain tax benefit accrual primarily due to tax positions the Company reported related to these allocations among the various jurisdictions. The $3.1 million increase was offset by available net operating loss carryovers, the benefit of which has not previously been recognized because of the existing valuation allowances and is included in the tax expense reported for three and nine month periods as presented above.

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

For the three months ended October 2, 2010, the Company recorded a nominal amount of restructuring charges in operating expenses. For the nine months ended October 2, 2011, the Company incurred $2.0 million in restructuring charges, all of which were recorded in operating expenses. Approximately $1.2 million of the restructuring expense consisted of severance costs and $0.8 million of other related charges. All restructuring obligations were paid as of January 1, 2011.

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share (EPS) (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerators:
Net income (loss) for both basic and diluted EPS	$7,005	$(132)	$4,526	$(339)

Denominators:
Denominators for basic EPS: weighted-average common shares outstanding	85,329	84,510	85,169	84,318
Dilutive potential shares	1,394	—	1,474	—

Denominators for diluted EPS	86,723	84,510	86,643	84,318

The number of stock options and awards that were not included in the diluted earnings (loss) per share calculation because the effect would have been anti-dilutive was approximately 1,798 and 1,743, respectively, for the three and nine month periods ended October 1, 2011 and 6,360 and 6,554, respectively, for the three and nine month periods ended October 2, 2010. The number of performance shares and units that were excluded from the diluted earnings (loss) per share calculation because the performance targets were not met was 1,026 and 1,118, respectively, for the three and nine month periods ended October 1, 2011 and 1,182 and 1,198, respectively, for the three and nine month periods ended October 2, 2010.

NOTE 13—COMPREHENSIVE INCOME

Comprehensive income (loss) was $3.1 million and $3.6 million for the three months ended October 1, 2011 and October 2, 2010, respectively. Comprehensive income (loss) was $4.4 million and $(1.4) million for the nine months ended October 1, 2011 and October 2, 2010, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized income (loss) on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income (Loss)
Balance on January 1, 2011	$11,541	$(900)	$832	$11,473
Other comprehensive income for the nine months ended October 1, 2011	202	(338)	32	(104)

Balance on October 1, 2011	$11,743	$(1,238)	$864	$11,369

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

The Company has provided to third parties standby letters of credit and performance guarantees with face amounts of $0.8 million and $0.7 million, respectively. The terms of these agreements, including renewal provisions and expected performance periods, expire at various dates through January 2013.

The Company offers standard product warranties ranging from one to three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resources needs, tax rates, dividends and potential new markets. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, including those described in our Annual Report on Form 10-K, Item 1A – “Risk Factors” and other filings with the Securities and Exchange Commission from time to time. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite, Incorporated undertakes no obligation to update, amend or clarify forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

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

OVERVIEW OF THE COMPANY

X-Rite, Incorporated is a technology company that develops a full range of color management systems. The Company develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. The Company’s technologies assist manufacturers, retailers and distributors in achieving precise color appearance throughout their global supply chain. X-Rite products also assist printing companies, graphic designers, and professional photographers in achieving precise color reproduction of images across a wide range of devices and from the first to the last print. The Company’s products also provide retailers color harmony solutions at point of purchase. The key markets served through the Company’s product lines include Imaging and Media, Industrial, and Retail. X-Rite generates revenue by selling products and services through a direct sales force as well as select distributors. The Company has sales and service facilities located in the Americas, Europe, and Asia.

Third Quarter 2011 Highlights:

•	Net sales of $57.0 million, up 2.8 percent from the third quarter 2010

•	Operating income of $8.4 million, up $1.5 million or 20.5 percent from the third quarter 2010

•	Net income of $7.0 million, up $7.1 million from the third quarter 2010

•	Fully diluted earnings of $0.08 per share, up from $0.00 per share in the third quarter 2010

•	Debt re-payments of $11.8 million in the third quarter 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three and nine month periods ended October 1, 2011 and October 2, 2010 (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Net sales	$57.0	100.0%	$55.4	100.0%	$179.1	100.0%	$163.7	100.0%
Cost of sales	23.1	40.5	22.7	40.9	72.7	40.6	65.7	40.1

Gross profit	33.9	59.5	32.7	59.1	106.4	59.4	98.0	59.9
Operating expenses	25.5	44.8	25.8	46.6	78.2	43.7	78.0	47.7

Operating income	8.4	14.7	6.9	12.5	28.2	15.7	20.0	12.2
Interest expense	(2.3)	(4.0)	(6.7)	(12.2)	(10.3)	(5.7)	(22.1)	(13.5)
Loss on redemption of preferred shares and debt refinancing cost	—	—	(1.1)	(2.0)	(13.8)	(7.7)	(1.1)	(0.7)
Other income (expense), net	2.0	3.4	(1.2)	(2.2)	1.1	0.6	1.3	0.8

Income (loss) before income taxes	8.1	14.1	(2.1)	(3.9)	5.2	2.9	(1.9)	(1.2)
Income tax (benefit) expense	1.1	1.8	(2.0)	(3.6)	0.7	0.4	(1.6)	(1.0)

Net income (loss)	$7.0	12.3%	$(0.1)	(0.3)%	$4.5	2.5%	$(0.3)	(0.2)%

Net Sales

The following table denotes net sales by product line for the three and nine month periods ended October 1, 2011 and October 2, 2010 (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Imaging and Media	$21.7	38.1%	$23.0	41.5%	$67.7	37.8%	$64.9	39.6%
Industrial	11.6	20.4	10.5	18.9	38.6	21.5	33.5	20.5
Standards	11.8	20.7	10.9	19.6	35.8	20.0	31.5	19.3
Support Services	7.2	12.6	6.4	11.5	22.0	12.3	19.4	11.8
Retail	3.5	6.1	3.5	6.5	11.5	6.4	10.8	6.6
Other	1.2	2.1	1.1	2.0	3.5	2.0	3.6	2.2

Total	$57.0	100.0%	$55.4	100.0%	$179.1	100.0%	$163.7	100.0%

Net sales for the three and nine month periods ended October 1, 2011 increased $1.6 million and $15.4 million, or 2.8 percent and 9.4 percent, respectively, over the comparable periods in 2010. For the three months ended October 1, 2011, all product lines realized net sales growth with the exception of Imaging and Media. All of the product lines realized net sales increases for the nine months ended October 1, 2011 with the exception of Other. The Company’s sales growth was the result of recently launched product and marketing initiatives and the positive effect of exchange rate changes.

The Company’s primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations had a $2.2 million favorable effect on net sales for the three months ended October 1, 2011 and a $6.5 million favorable effect on net sales for the nine months ended October 1, 2011, as compared to the same periods in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. Imaging and Media product line net sales were down $1.3 million or 5.8 percent for the three months ended October 1, 2011 and up $2.8 million or 4.2 percent for the nine months ended October 1, 2011, over strong double digit growth performance in the comparable periods in 2010. The performance for the three months ended October 1, 2011 was heavily influenced by a slowdown in demand for printing solutions into large press manufacturers. This slowdown, along with volatile after-market channel demand for printing solutions, was too significant in the period to be fully offset by strong digital printing sales in the OEM channel. Recently released new imaging products designed for the creative markets (e.g. photographers and designers) enjoyed continued year over year sales growth in the period. The increase in net sales for the nine month period ended October 1, 2011, was driven by multiple factors including demand in the Company’s OEM channel, focused sales programs for printing markets in Asia Pacific, and growing demand for recently released new products, particularly the new i1 Professional product family, including the i1 Profiler, i1 Display 3 and ColorMunki Display products.

The Industrial product line provides color measurement solutions for the quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Industrial product line net sales continued to see double digit growth and were up $1.1 million or 10.9 percent for the three months ended October 1, 2011 and up $5.1 million or 15.1 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. These results reflect strong growth for the three and nine month periods ended October 1, 2011 in Asia Pacific and Europe. Multiple products in various regions reported strong sales growth year over year. New products such as the Company’s Multi-Angle instruments are setting the pace in the Industrial product line. In the three months ended October 1, 2011, the Company also reported increased sales for online quality control solutions.

The Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. Standards product line net sales were up $0.9 million or 7.9 percent for the three months ended October 1, 2011 and up $4.3 million or 13.4 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. The year to date growth was paced by strong sales of new products. Key contributors to such growth include the new Pantone Matching System (PMS+), the recent addition of 175 new colors in Pantone’s Fashion & Home product portfolio, and Pantone edition of the CAPSURETM platform for designers.

The Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. Support Services product line net sales were up $0.8 million or 13.4 percent for the three months ended October 1, 2011 and up $2.6 million or 13.7 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. The Company is continuing to see the strong demand for repair and professional services that it experienced in 2010. New service programs, expanding the installed base through new sales growth in Asia Pacific, and selected price increases contributed to the growth experienced in the three and nine months ended October 1, 2011.

The Retail product line markets paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. Retail product line net sales were flat for three months ended October 1, 2011 and were up $0.7 million or 6.3 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. For the nine months ended October 1, 2011, a majority of the growth was experienced in Europe. As the Retail business tends to be large project oriented, the static sales for the three months ended October 1, 2011 is primarily related to timing of our large projects during this period.

The Company’s products denoted as Other primarily serve the Medical and Dental markets. The Medical product line provides instrumentation designed for use in controlling variables in the processing of x-ray film and other applications. The Dental product line provides shade matching technology to the cosmetic dental industry through X-Rite’s ShadeVision and Shade-X systems. Other product line net sales for the three and nine months ended October 1, 2011, were relatively unchanged when compared to the same periods of 2010 due to limited market demand for these products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company primarily experienced net sales increases in the three and nine month periods ended October 1, 2011, when compared to the three and nine month periods ended October 2, 2010, in all of the major geographic regions of the world where it conducts business:

Americas- Net sales were down $0.4 million or 2.0 percent for the three months ended October 1, 2011 and up $1.9 million or 3.0 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. For the nine month period ended October 1, 2011, improved sales in the Standards and Support Services lines were offset by lower sales in Imaging and Media and Industrial markets. While the decrease for the three months ended October 1, 2011 was marginally impacted by most product lines. North America growth was primarily impacted by sluggish sales in the printing product line and timing of large project sales in the retail product line. Shipments during the three months ended October 1, 2011 in the America’s Industrial business were lower than last year, and delayed project rollouts to architectural paint companies and big box retailers contributed to the year over year shortfall as well. New product demand was robust in the Imaging product family including sales to photographers and other creative professionals.

Europe- Net sales were up $0.9 million or 4.1 percent for the three months ended October 1, 2011 and up $9.9 million or 16.5 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. The growth is broad based with Industrial, Printing, and Standards product lines contributing most substantially. The Retail/paint product line also recorded strong sales growth in the three months ended October 1, 2011. These positive results were negatively influenced by the slowdown in printing solutions sales to a major press manufacturer based in Europe. Currency exchange rates in the three and nine months ended October 1, 2011 versus 2010 provided a favorable impact on sales.

Asia Pacific- Net sales were up $1.1 million or 8.4 percent for the three months ended October 1, 2011 and up $3.5 million or 8.7 percent for the nine months ended October 1, 2011, over the comparable periods of 2010. In both the three and nine month periods ended October 1, 2011, strong growth in the Industrial, Standards, and Support Services product lines, more than offset a slowdown in shipments to our OEM partners in the region for the three months ended October 1, 2011. Increased investments in the Company’s organizational capabilities and partnerships have been made in Asia over the last year with the expectation that future growth in Asia will outperform other markets.

Cost of Sales and Gross Profit

Gross profit for the three months ended October 1, 2011 was $33.9 million or 59.5 percent of sales, compared with $32.7 million or 59.1 percent of sales, for the three months ended October 2, 2010. Gross profit for the nine months ended October 1, 2011 was $106.4 million or 59.4 percent of sales, compared with $98.0 million or 59.9 percent of sales, for the nine months ended October 2, 2010. The year to date decrease in gross margin was primarily due to the impact of currency exchange rate changes with a small negative impact related to customer and product sales mix.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Selling and marketing	$14.4	25.3%	$14.3	25.9%	$44.4	24.8%	$41.6	25.4%
Research, development and engineering	5.7	10.0	6.1	11.1	18.0	10.1	17.6	10.8
General and administrative	5.4	9.5	5.4	9.6	15.8	8.8	16.8	10.3
Restructuring and other related charges	—	—	—	—	—	—	2.0	1.2

Total	$25.5	44.8%	$25.8	46.6%	$78.2	43.7%	$78.0	47.7%

For the three and nine month periods ended October 1, 2011, selling and marketing expenses increased by $0.1 million or 0.7 percent and $2.8 million or 6.8 percent, respectively, over the comparable periods of 2010. For the three and nine month periods ended October 1, 2011, research, development and engineering expenses decreased by $0.4 million or 6.2 percent and increased by $0.4 million or 2.4 percent, respectively, as compared with the same periods of 2010. For the three and nine month periods ended October 1, 2011, general and administrative expenses remained flat and decreased by $1.0 million or 6.1 percent, respectively, as compared with the same periods of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The overall changes in operating expenses for the three and nine month periods ended October 1, 2011 is primarily related to currency fluctuations and the strategic growth initiatives of the Company. The increase in selling and marketing expense for the three and nine month periods ended October 1, 2011 is attributable to the Company’s strategic market initiatives in the Asia Pacific region and Standards product line. Research, development, and engineering expense decreased for the three month period ended October 1, 2011 due to a reduction in employee benefits and variable compensation. Research, development, and engineering expense increased for the nine month period ended October 1, 2011 due to acceleration of new product development and higher software development costs. For the three month period ended October 1, 2011, general and administrative expenses remained flat due to continued cost management actions. For the nine month period ended October 1, 2011, general and administrative expenses decreased primarily due to lower share based compensation expense.

Operating Income (Loss)

Operating income was $8.4 million and $28.2 million for the three and nine months ended October 1, 2011, as compared to operating income of $6.9 million and $20.0 million in the comparable periods of 2010. Operating income was favorably impacted by the increase in net sales across several product lines. The improved operating income is also a reflection of the Company’s profit margins and continued cost management.

Other Income (Expense)

Interest Expense

Total interest expense incurred by the Company for the three and nine month periods ended October 1, 2011 was $2.3 million and $10.3 million, respectively, including expense related to deferred financing fees, terminated swap agreements, and the de-designated interest rate cap. For the three and nine month periods ended October 1, 2011, this is an improvement of 66.5 percent and 53.5 percent , respectively, over the comparable periods in 2010 and is largely attributable to the pay down of debt that occurred during 2010 and 2011, coupled with the debt refinancing in the first quarter of 2011. Cash based interest on long-term debt was $1.7 million and $5.5 million for the three and nine month periods ended October 1, 2011, respectively, which is an improvement of 45.6 percent and 59.0 percent over the comparable periods of 2010. The decrease in cash based interest was principally due to savings on the MRPS redeemed effective March 30, 2011 and lower overall interest rates.

Loss on redemption of preferred shares and debt refinancing costs

In the first quarter of 2011, the Company recorded loss on redemption of preferred shares and debt refinancing cost of $13.8 million, which were related to the previous first lien credit facility refinancing and redemption of the MRPS. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign exchange translations. Other income (expense), net was $2.0 million and $1.1 million for the three and nine months ended October 1, 2011, compared to $(1.2) million and $1.3 million in the same periods of 2010.

Income Tax (Benefit) Expense

For the three months ended October 1, 2011, income tax expense was $1.1 million, compared to a $2.0 million tax benefit for the comparable period in 2010. For the nine months ended October 1, 2011 income tax expense was $0.7 million, compared to a $1.6 million tax benefit for the comparable period in 2010. The income tax expense for both three and nine month periods ended October 1, 2011 is primarily related to earnings in foreign countries. The Company’s effective tax rate for the three months ended October 1, 2011 was 12.5 percent compared to 93.8 percent for the three months ended October 2, 2010. For the nine months ended October 1, 2011, the Company’s effective tax rate was 12.5 percent compared to 82.4 for nine months ended October 2, 2010.

Net Income (Loss)

The Company recorded net income of $7.0 million and $4.5 million for the three and nine month periods ended October 1, 2011, respectively, compared to net loss of $(0.1) million and $(0.3) million for the comparable periods in 2010. On a per share basis, fully diluted net income (loss) per share was $0.08 and $0.05 for the three and nine month periods ended October 1, 2011, compared to $(0.00) and $(0.00) per share for the comparable periods of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) current cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Nine Months Ended
	October 1, 2011	October 2, 2010	Increase (Decrease)
Net cash flow provided by (used for):
Operating activities	$34.8	$31.2	$3.6
Investing activities	(9.1)	(7.0)	(2.1)
Financing activities	(29.5)	(36.4)	6.9
Effect of exchange rate changes on cash	(0.2)	(2.1)	1.9

Net increase (decrease) in cash	(4.0)	(14.3)	10.3
Cash, beginning of period	11.7	29.1	(17.4)

Cash, end of period	$7.7	$14.8	$(7.1)

Cash

At October 1, 2011, the Company had cash of $7.7 million, compared with $11.7 million at January 1, 2011 for a decrease of $4.0 million. At October 1, 2011, approximately $7.7 million in cash was held by subsidiaries outside of the United States.

Operating Activities

Net cash provided by operating activities was $34.8 million and $31.2 million for nine months ended October 1, 2011 and October 2, 2010, respectively.

For the nine months ended October 1, 2011, cash provided by operating activities consisted of a net income of $4.5 million and non-cash items totaling $33.7 million. Significant non-cash items were the loss on redemption of preferred shares and debt refinancing costs of $13.8 million, amortization of intangibles and capitalized software costs of $12.4 million, and depreciation of $4.9 million. Net cash used for operating assets and liabilities was $3.4 million, which primarily consisted of accrued payroll and employee benefits of $4.2 million for 2010 variable compensation which was paid in the first quarter of 2011, partially offset by income taxes of $3.9 million.

For the nine months ended October 2, 2010, cash provided by operating activities consisted of a net loss $(0.3) million, offset by non-cash items of $31.4 million. Significant non-cash transactions included amortization of intangibles and capitalized software costs of $12.2 million, restructuring of $2.0 million, depreciation of $4.6 million, paid-in-kind interest of $3.2 million, amortization of the discount on mandatorily redeemable preferred stock of $2.6 million, and share-based compensation expense of $2.4 million. Net cash provided by operating assets and liabilities was $0.2 million, which included accounts receivable, inventories, accounts payable and accrued payroll and employee benefits of $8.9 million, partially offset by income taxes, prepaid expenses and other current assets, and other current and non-current liabilities of $8.7 million.

Investing Activities

The components of the Company’s investment activities are (i) proceeds from sales of assets, (ii) capital expenditures, and (iii) increase in capitalized software. Net cash used for investing activities during the nine months ended October 1, 2011 and October 2, 2010 was $9.1 million and $7.0 million, respectively.

During the nine months ended October 1, 2011 and October 2, 2010, capital expenditures were $3.6 million and $3.2 million. The expenditures relate primarily to machinery, equipment, and tooling used in connection with the Company’s manufacturing operations. For the nine months ended October 1, 2011 and October 2, 2010 capitalized software costs were $5.6 million and $4.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financing Activities

The primary components of the Company’s financing activities are (i) the proceeds from long-term debt, (ii) the payment of debt, (iii) redemption of mandatorily redeemable preferred stock, and (iv) debt amendment and refinancing charges. Net cash used for financing activities for the nine months ended October 1, 2011 and October 2, 2010 was $29.5 and $36.4 million, respectively.

On March 30, 2011, the Company entered into a new senior secured credit agreement which provides for aggregate principal borrowings of up to $225 million. This agreement replaced the Company’s previous credit facilities and funded the redemption of all outstanding mandatorily redeemable preferred stock for the stated value of $47.0 million. Proceeds from the new credit agreement of $185 million were also used to repay in full the outstanding obligations under the previous credit agreement of $136.6 million. Fees incurred related to the debt amendment and refinancing were $5.6 million, which consisted of $3.3 million of fees to creditors and third parties, of which $2.3 million were capitalized as deferred financing costs and $1.0 million were expensed, and a $2.3 million early redemption fee related to the MRPS.

The Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future.

Restrictive Covenants

Under the Company’s credit agreement the leverage ratio covenant is the most restrictive covenant to the Company. The credit agreement provides that the Company must not exceed a ratio of total debt to Adjusted EBITDA. As of October 1, 2011, the Company was in compliance with the covenants under its credit facility. The calculation of the Adjusted EBIDTA is as follows:

Adjusted EBITDA as defined by Credit Agreement

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (loss)	$7,005	$(132)	$4,526	$(339)
EBITDA Adjustments:
Depreciation	1,641	1,519	4,850	4,594
Amortization	4,236	4,112	12,411	12,161
Restructuring and other related charges	—	17	—	2,008
Share-based compensation	612	704	1,682	2,402
Net interest expense and loss on redemption of preferred shares and debt refinancing costs	2,262	7,835	24,125	23,227
Currency gain (loss)	(1,832)	1,320	(903)	(1,555)
Income tax (benefit) expense	1,005	(2,001)	645	(1,585)
(Gain) loss on sale of assets	(77)	(56)	(199)	329

	7,847	13,450	42,611	41,581

Adjusted EBITDA	$14,852	$13,318	$47,137	$41,242

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

NEW ACCOUNTING STANDARDS

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company utilizes interest rate swaps to manage the potential variability in interest rates associated with its debt. The interest rate swaps limit the Company’s exposure to an increase in the 3 month LIBOR rate. The notional amount of the swaps at October 1, 2011 was $60.0 million.

A hypothetical 25 basis point increase in interest rates year to date through October 1, 2011 would have increased the interest expense reported in the condensed consolidated financial statements by $0.3 million, for the nine months ended October 1, 2011.

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

A hypothetical 10 percent increase or decrease in all quoted currency exchange rates moving in tandem, would have increased or decreased net income by approximately $0.3 million for the nine months ended October 1, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, during the quarter ended October 1, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

Amendments to the 2008 Omnibus Long Term Incentive Plan and the 2011 Omnibus Long Term Incentive Plan:

On November 8, 2011, our Board of Directors amended the 2008 Omnibus Long Term Incentive Plan and the 2011 Omnibus Long Term Incentive Plan, as more fully set forth in Exhibits 10.1 and 10.2. Please refer to the full text of Exhibits 10.1 and 10.2 for a description of such amendments.

PART II OTHER INFORMATION - continued

Item 6 Exhibits

(a) Exhibit Index

*10.1**	Amendment No. 1 to X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan

*10.2**	Amendment No. 1 to X-Rite, Incorporated 2011 Omnibus Long Term Incentive Plan

*31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended October 1, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Filed herewith
**	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

November 10, 2011	/s/ THOMAS J. VACCHIANO JR.
Thomas J. Vacchiano Jr.,
Chief Executive Officer (principal executive officer)

November 10, 2011	/s/ RAJESH K. SHAH
Rajesh K. Shah,
Chief Financial Officer (principal financial officer)

November 10, 2011	/s/ JEFFREY D. MCKEE
Jeffrey D. McKee,
Corporate Controller (principal accounting officer)