Form 10-K
period 2011-12-31
X RITE INC
filed 2012-03-15
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

On March 3, 2012, the number of outstanding shares of the registrant’s common stock, par value $.10 per share, was 86,111,319.

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in Rule 405, 17 CFR 230.405) as of July 1, 2011, the last business day of the second quarter of the Company’s fiscal year, was $426,633,646 computed at the closing price on that date.

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

X-Rite, Incorporated

For The Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

X-Rite, Incorporated (X-Rite, the Company, our, we, or us) is a global leader in color science and color technology. The Company develops, manufactures, markets and supports innovative color solutions through measurement instrumentation systems, software, color standards and services, as described below in the product overview section. X-Rite’s expertise in inspiring, selecting, measuring, formulating, communicating and matching color helps users get color right the first time and every time, which translates to better quality and reduced costs. X-Rite serves a range of markets including printing, packaging, photography, graphic design, video, automotive, paints, plastics, and textiles. We serve these markets through our core product lines of Imaging and Media, Industrial, Standards, Support Services, and Retail. A more detailed discussion of our major markets and product line offerings appears below.

Products are sold worldwide through the Company’s own sales personnel and independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in New Jersey, North Carolina, and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, India, China, Hong Kong, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

X-Rite was organized in 1958 as a Michigan corporation and completed its initial public offering of common stock in April of 1986. Historically, the Company has grown organically through investment in new products and our existing business and in more recent years our growth has been driven by investing in international expansion and strategic acquisitions.

•	Product Innovation

Product innovation is a key success factor to our ability to remain competitive in the color management industry. In 2011, we introduced eight new products and two major product upgrades. We also devoted resources to developing customer-specific solutions for seven of our customers. In 2011, we spent approximately ten percent of our revenues on engineering, research, and development. Our focus continues to center on color management solutions that incorporate software, hardware, standards, and services.

•	International Growth

With offices in twelve countries outside the U.S. and service centers across Europe, Asia, and the Americas, we continue to expand our ability to conduct business with customers around the world. The Company began to accelerate its global presence in 1993 with the establishment of sales and service subsidiaries in several locations throughout Europe and Asia. In 2006 and 2007, we expanded our global presence even further through the acquisitions of Amazys Holding AG (Amazys) and Pantone Inc. (Pantone), respectively. In 2011, 2010, and 2009 sales outside the United States represented 68.6, 66.9, and 64.7 percent of total revenue, respectively.

•	Amazys Holding AG Acquisition

We completed the acquisition of Amazys in 2006 for $306.7 million. With significant international operations, including its headquarters in Switzerland, Amazys developed, marketed, and supported hardware, software, and services to measure and communicate color for the imaging and media, photography, digital imaging, plastics, apparel, textiles, and automotive industries. Prior to the acquisition, Amazys was X-Rite’s largest direct competitor. Subsequent to the acquisition of Amazys, X-Rite became the leader in the color management industry, and we established our European headquarters in Regensdorf, Switzerland.

•	Pantone, Inc. Acquisition

We completed the acquisition of Pantone in 2007 for $175.9 million. The Pantone product offerings were and continue to be a leader in color inspiration, communication and specification standards in the creative design industries. The Pantone products represent a key color standard in the graphic arts, printing, publishing and advertising industries. Pantone also provides color standards and design tools for the fashion, home furnishings, architecture, paint, industrial design, and interior design industries. With the addition of the Pantone business, X-Rite was able to expand the global reach and breadth of its product offerings into new industries and established significant international recognition by incorporating the Pantone trade name into the X-Rite corporate brand.

In connection with the completion of the aforementioned acquisitions, the Company initiated a series of operational and organizational restructuring necessary to realign the Company, realize operational synergies of the acquisitions, and continue to remain competitive across all facets of the color management industry. While the need for these initiatives was clearly identified, the timing became critical in lieu of the global economic downturn that ensued in 2008. From the onset of the restructuring activities in 2006 through the end of 2010, the Company incurred approximately $28.7 million in restructuring charges. These charges relate to the synergies realized as part of our acquisitions and integration, cost containment actions taken as a result of the global economic downturn, and other actions to align our global entity and tax structure. These restructuring activities were completed in 2010.

The debt load incurred as a result of the acquisitions coupled with the economic downturn resulted in the Company experiencing covenant defaults on its credit facilities and it was required to complete a Corporate Recapitalization Plan in 2008. Under this plan, the Company raised $155 million in capital through the issuance of additional shares of common stock. Subsequently, in the fall of 2009, the Company entered into an exchange agreement to effectively convert $41.6 million of its outstanding second lien term loan for 41,561 newly issued Series A Preferred Stock (mandatorily redeemable preferred stock or MRPS) with a stated value of $1,000 and the issuance of warrants to acquire 7.5 million shares of common stock at an exercise price of $0.01 per share. With improved results from the global economic improvement, cost reductions, and completion of the restructurings, in the fall of 2010, the Company extinguished the second lien credit agreement with cash on hand of $9.9 million and borrowings under the first lien revolving credit facility of $16.5 million. As the condition of the global economy began to improve throughout 2010, the Company started to realize the benefits of the restructuring activities discussed above. With this improved operating performance, the Company was able to complete a debt refinancing in the first quarter of 2011, whereby the Company paid off the existing MRPS and remaining first lien debt with a single new senior secured credit facility. As a result of these debt reductions, total interest expense decreased by 55.7 percent from 2010 to 2011 and by 16.5 percent from 2009 to 2010.

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

Support Services

Support Services provides customers access to color professional specialists, training, and technical support worldwide through color seminars, classroom workshops, on-site consulting, and interactive media development. Support Services additionally provides service repair operations that specialize in repairing all X-Rite equipment.

MAJOR MARKETS AND PRODUCT LINES

As noted above, the Company operates across a broad spectrum of markets including printing, packaging, photography, graphic design, video, automotive, paints, plastics, textiles and medical. These markets are generally categorized to align with our core product line offerings as outlined below. A key to the Company’s success is our ability to integrate our products and solutions across the various industries of a product life cycle to improve the color management process from the inception of a design, through the manufacturing process and end user experience.

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

Industrial

Our Industrial product line is concentrated in the quality and process control markets. We design, develop, and manufacture precision instrumentation, software, and systems for global manufacturers, fulfilling a need to measure color for formulation, quality, and process control for paint, plastics, and textiles. Accurate color reproduction and global supply chain management offer these manufacturers and businesses a competitive advantage, and are important factors to streamline process development when products are assembled from parts made around the world. X-Rite’s industrial product solutions are designed to reduce waste, increase production uptime, improve process management, and enable global color communication.

Standards

The Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. The Pantone products represent a key color standard in the home fashion and design industries, serving the graphic arts, printing, publishing, advertising, paint, and textiles markets. The Standards product line also embodies the Munsell Color System, which is a scientifically based color order system that is used to define color based on the three attributes of color: hue, value, and chroma.

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

Retail

X-Rite’s Retail product line consists of our paint matching technology. The paint matching market is conducted under the name of MatchRite. X-Rite is a leading supplier of retail paint matching systems for home centers, mass merchants, hardware stores and paint retailers in North America, and has established a strong presence in Europe and other regions of the world. X-Rite’s Retail customers rely on its strength in color measurement instrumentation, database creation and management, custom software development, and large scale account servicing. These solution-based products reduce paint inventory for the retailer and provide a user-friendly environment for sophisticated shade matching capabilities to the consumer.

OTHER INFORMATION

Manufacturing, Sourcing, and Service

We manufacture the majority of our products at our facilities in the United States and Switzerland. We generally have multiple sources for raw materials, supplies and components but also have some materials that are single sourced. These consist primarily of electrical and molded plastic components that are generally widely available in the market. We rely on a number of strategic supply chain partners to produce key components or sub-assemblies that support our final assembly, calibration, and test process as well as our finished products. Product repair and service is provided at eleven locations throughout the world.

Competition

Our business is competitive and subject to technological change, evolving customer requirements, and changing business models. We face strong competition in many areas of our current business activities. The rapid pace of technological change creates new opportunities for both our existing competitors as well as start-ups. Moreover, the rise of new industry alliances, and mergers and acquisitions can dramatically change our competitive landscape and can result in competitors with significant resources in research and development, marketing and sales. Further, customer requirements change quickly as a result of new and more cost efficient technologies. The primary base of competition for all the Company’s products is technology and intellectual property, design, service, and price. Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

The markets we serve are highly competitive and fragmented. We face direct competition from approximately eleven firms which are producing competing products in the Imaging and Media category, approximately nine manufacturers of competing products in the Retail and Industrial markets, and approximately four distributors in the Standards industry; some of whom have significant access to resources. While no single company competes with us in all of our markets and product lines, various companies compete with us in one or more of our markets and product lines. Some of these competitors may have substantially greater sales and assets than we do.

Employees

As of December 31, 2011, the Company employed 747 people on a full time basis, of which 478 were in the United States. We believe we have generally good relationships with our employees.

Patents

As of December 31, 2011, X-Rite owned 187 patents and had 67 patent applications on file. While the Company follows a policy of obtaining patent protection for its products where appropriate, it does not believe that the loss of any existing patent, or failure to obtain any new patents, would have a material adverse impact on its current operations. We expect to protect our products and technology by asserting our intellectual property rights where appropriate and prudent.

Distribution Networks

The Company’s products are sold by its own sales personnel and through independent manufacturer’s representatives. A portion of the Company’s products not sold directly to end-users are distributed through a network of independent dealers throughout Europe, Asia Pacific and the Americas.

Seasonality

The Company’s business is generally not subject to seasonal variations that significantly impact sales, production, or net income.

Significant Customers

During 2011, 2010 and 2009, the Company did not have any customers that individually accounted for greater than 10 percent of consolidated net sales.

Backlog

The Company’s estimated backlog of scheduled but unshipped orders was $20.8 million as of January 30, 2012 and $20.9 million as of January 29, 2011. This backlog is expected to be utilized during the current fiscal year. Orders in backlog are subject to change or cancellation by our customers.

Research, Development and Engineering

During 2011, 2010, and 2009, the Company expensed $23.2, $23.7, and $22.6 million, respectively, on research, development, and engineering.

In addition to the research, development, and engineering costs reported as operating expenses, certain costs to develop new software products were capitalized in each of the last three years. Software development costs capitalized totaled $7.3, $6.5, and $4.4 million in 2011, 2010, and 2009, respectively. The related amortization expense was included in cost of sales as discussed in “Notes to Consolidated Financial Statements” in Item 8 of this report.

Financial Information About Segments and Geographic Areas

We operate and generate revenue as one segment in the color management industry. For further discussion of our segment reporting, see “Notes to Consolidated Financial Statements” in Item 8 of this Report.

We operate in the geographic areas described above under Item 1, “Business.” For additional information regarding our revenue and long-lived assets by geographic area, see “Notes to Consolidated Financial Statements” in Item 8 of this Report. For information regarding risks relating to our foreign operations, see Item 1A, “Risk Factors” in this Report.

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

Availability of Information

X-Rite’s internet website is www.xrite.com. X-Rite’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A	RISK FACTORS

There are many risk factors that may adversely affect the Company’s operating results, including the following significant risks. See also “Notes to Consolidated Financial Statements” located herein at Item 8 for additional risks that may affect the Company.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with international operations.

During 2011, we derived approximately 68.6 percent of our total revenues from sales of our products outside of the United States, compared with 66.9 and 64.7 percent during 2010 and 2009, respectively. Our foreign generated revenues were denominated in Swiss Francs, Euros, British Pound Sterling, Chinese Yuan, and Japanese Yen. The United States dollar value of our foreign generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to other currencies could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities. We currently have minimal hedging or similar foreign currency contracts to mitigate the risk of exchange rate fluctuations. Fluctuations in the value of foreign currencies could adversely impact the profitability of our foreign operations. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. There can be no assurance that we will maintain or expand our international sales. If the revenues generated from international activities, especially in emerging markets, are inadequate to offset the expense of maintaining such international operations, our business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of our businesses could also subject us and our results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, international sales and operations are subject to inherent risks, including:

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

As of December 31, 2011, the Company had outstanding borrowings of $149.8 million under its senior secured credit facility. This amount of debt will require significant interest and principal payments. Our level of debt and the limitations imposed on us by our credit facility could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

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

The senior credit facility contains certain covenants applicable to us and our subsidiaries that may adversely affect our ability to create liens, incur indebtedness, make certain investments or acquisitions, pay dividends, repurchase shares, enter into certain transactions with affiliates, incur capital expenditures beyond prescribed limits and that require us to deliver certain reports and information, and meet certain financial ratios.

There can be no assurance that we will be able to access the capital markets to obtain future debt or equity financing on commercially reasonable terms or at all in connection with the repayment or refinancing of our indebtedness. If we are unable to service our indebtedness or satisfy our payment obligations, these obligations could be accelerated, thereby causing our business, financial condition, and results of operations to be materially adversely affected.

We may face potential tax liabilities.

We are subject to taxation in many jurisdictions in the United States, Europe, Asia and elsewhere. In the ordinary course of business, there are transactions and calculations where the ultimate tax liability cannot be determined with certainty at the time the transaction is entered into. Preparation of our income tax provision requires the use of judgments as to how these transactions will ultimately be taxed. We believe our tax accruals are accurate though the ultimate determination of these issues may be different from that which is reflected in our historical provision and accruals. Should these determinations be different from what was previously recorded and additional tax is assessed, those assessments would be recorded in the period in which they occur.

The Company’s reliance on a small number of primary manufacturing centers may affect timely production and profitability.

Manufacturing and service of much of our core color products are performed at our facility in Grand Rapids, Michigan, and in our Regensdorf, Switzerland and Carlstadt, New Jersey facilities. Should a catastrophic event occur at any of these facilities, our ability to manufacture products, complete existing orders, and provide other services could be adversely impacted for an undetermined period of time. Although we have purchased business interruption insurance to cover the costs of certain catastrophic events, there is no assurance that such insurance could be adequate to cover the losses we may incur from any such disruption or event. In addition, our inability to conduct normal business operations for a period of time could have an adverse impact on the short-term and long-term operating results.

Our reliance on outsourced manufacturing presents risks to our fulfillment process.

We rely on a number of strategic supply chain partners to produce key components or sub-assemblies that support our final assembly, calibration, and test process. Some of these suppliers are single sourced small companies which may experience adverse financial conditions and therefore present risks to our fulfillment process.

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

Adverse general economic and industry conditions could lead to declines in the use of our products by our customers and a decline in sales. Many of our products are used for quality control purposes within a larger manufacturing or production process by customers who have been or may be impacted by adverse economic and market conditions. As such, our sales in some instances are linked to capital goods spending. Another economic slowdown or adverse global economic or industry conditions generally could result in a decrease in capital goods spending or sales and thereby adversely affect our revenues and profitability. In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of adverse economic and market conditions which also could adversely affect our financial performance.

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

The markets for our products and services are competitive. If we are unable to compete effectively with existing or new competitors, our business could be negatively impacted.

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

Because a limited number of stockholders control the majority of the voting power of our common stock, our other stockholders will not be able to determine the outcome of stockholder votes.

As of December 31, 2011, affiliates of OEPX, LLC, Sagard Capital Partners, L.P. and Tinicum Lantern II, L.L.C., directly or indirectly, beneficially own and have the ability to exercise voting control over, in the aggregate, approximately 67.8 percent of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. These stockholders may exercise this control even if they are opposed by our other stockholders. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

The Company and its subsidiaries own or lease properties throughout the world. Listed below are the principal properties owned or leased as of December 31, 2011:

Location	Principal Uses	Owned/Leased
Grand Rapids, MI	Company headquarters, manufacturing,	Owned
RD&E, sales, customer service, warehouse,
and administration

Tewksbury, MA	RD&E, sales, and administration	Leased

Greensboro, NC	Sales and customer service	Leased

Carlstadt, NJ	Manufacturing, RD&E, sales, customer	Leased
service, warehouse, and administration

Regensdorf, Switzerland	Manufacturing, RD&E, sales, customer	Leased
service, warehouse and administration

Poynton, England	Sales, customer service, and administration	Leased

Berlin, Germany	Sales and customer service	Leased

Neu-Isenburg, Germany	Sales and customer service	Leased

Martinsried, Germany	Manufacturing, RD&E, sales, and customer	Leased
service

Luxembourg, Grand Duchy	Administration	Leased
of Luxembourg

Massy, France	Sales, customer service, and administration	Leased

Prato, Italy	Sales and customer service	Leased

Barcelona, Spain	Sales and customer service	Leased

Moscow, Russia	Sales and customer service	Leased

Vyskov, Czech Republic	Sales and customer service	Leased

Tokyo, Japan	Sales, customer service, and administration	Leased

North Point, Hong Kong	Sales, customer service, and administration	Leased

Beijing, China	Sales and customer service	Leased

Guangzhou, China	Sales and customer service	Leased

Shanghai, China	Sales, customer service, and administration	Leased

Bangalore, India	Sales	Leased

As of December 31, 2011, X-Rite and its subsidiaries collectively owned approximately 375,000 square feet of space and leased approximately 227,000 square feet.

Management considers all the Company’s properties and equipment to be suitable and adequate for its current and reasonably anticipated development, production, distribution, and selling requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company records amounts for losses that are deemed probable and subject to reasonable estimates. Although the results of the proceedings, actions, and claims described in this report cannot be predicted with certainty, the Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial condition or results of operations.

ITEM 4.	MINE AND SAFETY DISCLOSURES—Not Applicable

SUPPLEMENTARY ITEM—EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names, ages, and positions of all of the Company’s executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of the Board of Directors.

Name	Age	Position
Thomas J. Vacchiano Jr.	59	President, Chief Executive Officer
Rajesh K. Shah	60	Executive Vice President, Chief Financial Officer and Secretary
Francis Lamy	53	Executive Vice President, Chief Technology Officer
Vijender Stalam	57	Senior Vice President, Sales & Marketing

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

Francis Lamy is the Executive Vice President and Chief Technology Officer of the Company and has held that position since July 2006, when he joined the Company in connection with its acquisition of Amazys. Prior to joining X-Rite, Mr. Lamy served as the Executive Vice President and Chief Technology Officer of GretagMacbeth AG, the primary subsidiary of Amazys, since 1999.

Vijender Stalam is the Senior Vice President of Sales & Marketing and joined the Company in December 2011. From 2009 to 2011, he served as Vice President, Commercial Sales (Americas Region) of Eastman Kodak Company (Kodak). From 2007 to 2009, Mr. Stalam held the position of Vice President, Global Strategic Accounts and Channels of Kodak. Prior to that, Mr. Stalam held a number of key positions over his 20 year career at Kodak including Vice President, Packaging, Commercial & Publishing Segments; Chief Marketing & Business Development Officer; Vice President Kodak Polychrome Graphics.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ—Global Select Market under the symbol “XRIT”. As of March 3, 2012, there were approximately 787 shareholders of record. Ranges of high and low sales prices reported by the NASDAQ for the past two fiscal years appear in the following table.

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$4.87	$3.53
Third Quarter	5.03	3.26
Second Quarter	5.08	4.28
First Quarter	4.99	3.83

Year Ended January 1, 2011:
Fourth Quarter	$4.75	$3.61
Third Quarter	3.84	3.19
Second Quarter	3.98	3.05
First Quarter	3.50	2.04

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

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the NASDAQ Stock Index (US & foreign) and NASDAQ Non-Financial Stock Index for the five-year period ended December 31, 2011 (fiscal 2011). The graph assumes an investment of $100 at the beginning of the period indicated in the Company’s common stock, the NASDAQ Stock Index (US & foreign) and the NASDAQ Non-Financial Index, with dividends reinvested.

	2006	2007	2008	2009	2010	2011
X-Rite, Inc.	$100	$94	$12	$18	$37	$38
NASDAQ US & foreign	$100	$111	$53	$77	$91	$119
NASDAQ Non-Financial	$100	$113	$52	$78	$93	$113

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the five most recently completed fiscal years is summarized below. Such data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto and information included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)

	2011	2010	2009	2008	2007
Net sales	$237,552	$222,740	$191,667	$261,491	$248,710
Operating income (loss)	38,197	28,929	3,821	(54,864)	16,643
Net income (loss)	49,361	3,641	(25,242)	(117,824)	(20,822)
Net income (loss) per share:
Basic	0.57	0.04	(0.33)	(3.12)	(0.72)
Diluted	0.56	0.04	(0.33)	(3.12)	(0.72)
Total assets	$463,128	$439,095	$472,715	$545,657	$654,824
Long-term debt	149,814	136,598	183,634	270,934	381,000
Mandatorily redeemable preferred stock, net of warrant discount of $10,615 and $14,065, in 2010 and 2009 respectively	—	36,402	29,764	—	—
Weighted-average common shares outstanding:
Basic	85,275	84,414	77,500	37,753	28,866
Diluted	87,357	85,799	77,500	37,753	28,866

Assets acquired and liabilities assumed in the Pantone acquisition were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the date of acquisition—October 24, 2007. The results of operations of Pantone have been included in the Company’s Consolidated Statements of Operations since the date of acquisition. The 2008 operating results include a $58.1 million impairment charge recognized in relation to acquired goodwill and indefinite-lived intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

This discussion and analysis of financial condition and results of operations, as well as other sections of the Company’s Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the industries it serves, the economy, and about the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “likely,” “plans,” “projects,” “should,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence including those listed in Item 1A—Risk Factors. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, X-Rite undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning liquidity, capital resource needs, tax rates, dividends, and potential new markets.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of X-Rite. For purposes of this discussion, amounts from the accompanying Consolidated Financial Statements and related notes have been rounded to millions of dollars, except where separately disclosed, for convenience of the reader. These rounded amounts are the basis for calculations of comparative changes and percentages used in this discussion. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, which include additional information about the Company’s significant accounting policies, practices and transactions that underlie its financial results.

OVERVIEW OF THE COMPANY

X-Rite is a global leader in color science and color technology. The Company develops, manufactures, markets and supports innovative color solutions through measurement instrumentation systems, software, color standards, and services. X-Rite’s expertise in inspiring, selecting, measuring, formulating, communicating and matching color helps users get color right the first time and every time, which translates to better quality and reduced costs. X-Rite serves a range of markets including printing, packaging, photography, graphic design, video, automotive, paints, plastics, textiles, dental and medical. X-Rite serves these markets through its core product lines of Imaging and Media, Industrial, Standards, Support, and Retail. A more detailed discussion of our major markets and product line offerings appears in “Business.”

Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic operations in New Jersey, North Carolina, and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, India, China, Hong Kong, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

Overview of 2011

•	Net sales of $237.6 million, up 6.7 percent year over year

•	Operating income of $38.2 million, up $9.2 million, or 32.0 percent, year over year

•	Net income of $49.4 million, or $0.56 per diluted share, up $45.8 million or $0.52, year over year. The results were positively impacted by a release of tax valuation allowances.

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the 2011, 2010, and 2009 fiscal years (in millions):

				Change
	2011	2010	2009	2011 / 2010		2010 / 2009
Net sales	$237.6	$222.7	$191.7	$14.9	6.7%	$31.0	16.2%
Cost of sales	96.9	89.6	81.1	7.3	8.0	8.5	10.6

Gross profit	140.7	133.1	110.6	7.6	5.7	22.5	20.3
Operating expenses	102.5	104.1	106.8	(1.6)	(1.6)	(2.7)	(2.5)

Operating income	38.2	29.0	3.8	9.2	32.0	25.2	657.2
Interest expense	(12.4)	(28.0)	(33.5)	15.6	(55.6)	5.5	(16.5)
Loss on redemption of preferred shares and debt refinancing costs	(13.8)	(1.1)	(2.3)	(12.7)	1,167.5	1.2	(51.8)
Other income, net	1.6	1.5	2.1	0.1	3.1	(0.6)	(24.0)

Income (loss) before income taxes	13.6	1.4	(29.9)	12.2	865.4	31.3	(104.7)
Income tax benefit	(35.8)	(2.2)	(4.7)	(33.6)	1,500.4	2.5	(52.3)

Net income (loss)	$49.4	$3.6	$(25.2)	$45.8	1255.7%	$28.8	114.4%

Net Sales—2011 Versus 2010

The following table summarizes net sales from continuing operations for the 2011 and 2010 fiscal years by product line (in millions):

	2011		2010		Change
Imaging and Media	$90.8	38.2%	$87.3	39.2%	$3.5	4.1%
Industrial	50.0	21.1	47.3	21.2	2.7	5.7
Standards	46.9	19.7	42.1	18.9	4.8	11.2
Support Services	29.1	12.2	25.8	11.6	3.3	12.5
Retail	16.1	6.8	15.4	6.9	0.7	5.1
Other	4.7	2.0	4.8	2.2	(0.1)	(3.6)

Total Net Sales	$237.6	100.0%	$222.7	100.0%	$14.9	6.7%

All of the Company’s core product lines realized year to date net sales increases with the exception of a minor decrease in Other. The Company’s sales growth was the result of recently launched product and marketing initiatives in combination with the positive effect of exchange rate changes and general economic growth particularly in the first half of 2011.

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. The current year growth started out slow and was favorably influenced by new product releases late in the year particularly for creative, pre-press, and photo users. The new i1 Professional product family as well as i1Profiler, i1Display 3, and ColorMunki Display were notable revenue contributors. While digital printing demand continued to grow, demand for traditional sheet-fed printing solutions was fairly flat and the full year sales growth was paced by our digital imaging product portfolio.

The Industrial group product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. Net sales were up with strong sales growth early in 2011, which regressed slightly in the latter part of the year yielding a steady year over year growth. The late year slowdown was experienced across multiple geographies and product lines. This experience has historically been linked to a weakening of confidence in the economic outlook or access to financing. Our new Multi-Angle family of instruments have led our sales growth in Industrial for the majority of the year.

The Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. Net sales showed significant growth in 2011 paced by strong sales of new products. Key contributors in the year include the new Pantone Matching System Plus Series, recent addition of 175 new colors in Pantone’s Fashion & Home product portfolio, and the Pantone edition of the CapsureTM product for designers.

The Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. Net sales for Support Services reported the strongest growth in 2011 of all the Company’s core product lines. New service programs, expanding the installed base through new sales growth in Asia Pacific, and selected price increases contributed to the continued double digit growth rate.

The Retail product line markets its paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. Strong European sales growth has offset sluggish demand in the “big box” architectural paint segment in North America in 2011. With several Retail design wins late in 2011, the Company’s new products have been well received by this market and are well positioned for the coming year.

The following table summarizes net sales from continuing operations for the 2011 and 2010 fiscal years by region (in millions):

	2011		2010		Change
Americas	$86.2	36.3%	$85.5	38.4%	$0.7	0.8%
Europe	93.9	39.5	83.2	37.4	10.7	12.9
Asia Pacific	57.5	24.2	54.0	24.2	3.5	6.4

Total Net Sales	$237.6	100.0%	$222.7	100.0%	$14.9	6.7%

The Company experienced net sales increases in 2011 in all the major geographic regions of the world where it conducts business.

Americas—This region experienced mix performance throughout the year and showed a marginal slowdown late in the year. This is largely attributable to year over year performance in both the Imaging & Media and Industrial product lines. Project rollouts to architectural paint companies were also unfavorable compared to prior year.

Europe—Channel sales across most product lines have been strong on a full year basis, with the exception of a slowdown in the industrial and printing product lines late in 2011. The Retail product line recorded strong sales growth for the year primarily attributable to the paint related products.

Asia Pacific—The current year increase was led by strong channel sales growth in our Imaging & Printing, Standards, and Support Service product lines. This growth offset the slowdown in the Industrial product line and the slowdown specifically to our OEM partners late in the year. Increased investments in our channel organization in Asia over the last year yielded strong improvements to date and has established the groundwork for future sales growth.

In line with the Company’s international sales footprint our primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations, primarily the strengthening of the Euro and Swiss Franc over the U.S. dollar, had a $6.9 million favorable effect on 2011 net sales as compared to 2010. In 2011 and 2010, both domestic and international revenue increased, with international revenue accounting for 68.6 percent and 66.9 percent of net sales, respectively.

Net Sales—2010 Versus 2009

The following table summarizes net sales from continuing operations for the 2010 and 2009 fiscal years by product line (in millions):

	2010		2009		Change
Imaging and Media	$87.3	39.2%	$74.1	38.7%	$13.2	17.9%
Industrial	47.3	21.2	38.6	20.1	8.7	22.5
Standards	42.1	18.9	35.9	18.7	6.2	17.3
Support Services	25.8	11.6	23.3	12.1	2.6	11.1
Retail	15.4	6.9	14.3	7.5	1.0	7.3
Other	4.8	2.2	5.5	2.9	(0.7)	(12.6)

Total Net Sales	$222.7	100.0%	$191.7	100.0%	$31.0	16.2%

In 2010, all of the Company’s core product lines realized year to date net sales increases with the exception of Other. The Company’s strong sales growth was the result of recently launched product and marketing initiatives in combination with the global market recovery.

The Imaging and Media product line showed a strong performance in global sales which was driven by large customers with increased demand associated with a number of new sales and marketing initiatives. This sales growth was complemented by an improving sales performance in Asia where Imaging and Media sales efforts experienced increasing success with a range of graphic arts products that serve a growing print market. As the market conditions for press manufacturers improved, demand from press manufacturers rebounded contributing favorably to our product line results.

The Industrial market had multiple products in all geographies that reported strong sales growth year over year. The economic recovery provided a strong boost to sales in this product line. New products such as our non-contact instruments and the MA9X series of products, along with a number of sales and marketing initiatives in the industrial market yielded positive results.

The Standards product line growth was lead by the new Pantone Matching System Plus Series and supported by growth in the licensing business, and ongoing sales of the cotton product line serving the Home and Fashion sectors.

The Support Services product line saw healthy demand for repair and professional services as the economy improved and instrument use increased. New service programs providing training and various support offers also gained traction.

The Retail product line results in 2010 were driven by the strong sales performance of Company’s new non-contact retail paint matching solution and new Capsure™ solution for in front of the counter use by paint contractors and decorators which were both well received in the marketplace.

The following table summarizes net sales from continuing operations for the 2010 and 2009 fiscal years by region (in millions):

	2010		2009		Change
Americas	$85.5	38.4%	$76.6	40.0%	$8.9	11.7%
Europe	83.2	37.4	69.0	35.9	14.2	20.6
Asia Pacific	54.0	24.2	46.1	24.1	7.9	17.1

Total Net Sales	$222.7	100.0%	$191.7	100.0%	$31.0	16.2%

The Company experienced net sales increases in 2010 in all the major geographic regions of the world where it conducts business.

Americas—Strong sales in the Industrial and Standards lines lead sales growth in this region, with Imaging and Media channel sales contributing. The Home Depot rollout of several hundred paint matching systems in the first half of 2009 dampened the overall sales growth results for the region.

Europe—Increasing success across multiple product lines contributed to sales performance. Improving conditions in the print market was a significant driver of improved sales, complemented by sales gains in both the Retail and Standards lines. The Industrial line was a positive contributor as well.

Asia Pacific—The increase in net sales represented strong economic growth in the overall region with the exception of Japan. The Imaging and Media line reported strong sales growth supported by a number of new sales and marketing motions. The Industrial and Support Services lines were also strong contributors to sales growth.

In 2010, the impact of translating foreign denominated net sales to U.S. dollars had an unfavorable effect on net sales of $1.6 million, as compared to the preceding year’s exchange rates. In 2010, both domestic and international revenue increased over 2009, with sales to customers outside the U.S. accounting for 66.9 percent of net sales.

Cost of Sales and Gross Profit

X-Rite’s cost of sales consists primarily of materials, labor, and overhead including amortization of tooling and capitalized software associated with manufacturing its products. Manufacturing activities are primarily conducted at facilities in the United States and Switzerland, with smaller operations located in Germany. Software development is also conducted at these facilities, as well as at a facility in Massachusetts. The Company’s gross profit historically has fluctuated within a narrow range. Principal drivers of gross profit include production volumes, product mix, labor, facilities, materials costs, and exchange rates.

The following table compares cost of sales and gross profit as a percentage of net sales (in millions):

	2011		2010		2009
Cost of sales	$96.9	40.8%	$89.6	40.2%	$81.1	42.3%
Gross profit	$140.7	59.2%	$133.1	59.8%	$110.6	57.7%

Gross profit as a percentage of sales declined slightly in 2011 due to the negative impact of exchange rates which offset improvements due to favorable product and customer mix and operating efficiencies within the individual product lines.

Gross profit benefited in 2010 from increased operating efficiencies, cost control initiatives, and higher sales volume. These benefits were slightly impacted by unfavorable foreign exchange, product and sales mix, and suspension of furloughs and employee benefits implemented in 2009.

Operating Expenses—2011 Versus 2010

The following table compares operating expense components as a percentage of net sales (in millions):

	2011		2010		Change
Selling and marketing	$58.2	24.5%	$56.4	25.3%	$1.8	3.2%
Research, development and engineering	23.2	9.7	23.7	10.7	(0.5)	(2.1)
General and administrative	21.1	8.9	22.0	9.9	(0.9)	(4.1)
Restructuring and other related charges	—	—	2.0	0.9	(2.0)	(100.0)

Total	$102.5	43.1%	$104.1	46.8%	$(1.6)	(1.6)%

The overall decrease in operating expenses in 2011 was primarily attributable to the cost reductions achieved with the completion of restructuring activities in 2010, a decrease in variable compensation, and tight cost controls, partially offset by unfavorable foreign exchange due to the strengthening of the Euro and Swiss Franc. The effect of foreign exchange rates increased operating expenses by $3.9 million when compared to 2010 rates, which was offset by the ongoing benefit of prior restructuring initiatives and cost control measures.

Selling and marketing expenses consist primarily of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. The increase in selling and marketing expenses is in line with the organizational growth and strategic investment in developing markets. The increase is also attributable to increased headcount, unfavorable foreign exchange, partially offset by lower variable compensation.

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States and Switzerland for both new product development and the support and refinement of existing product lines. The decrease in RD&E expenses is attributable to lower variable compensation as a result of Company performance, partially offset by unfavorable foreign exchange due to the steep strengthening of the Swiss Franc. The Company intends to make investments in RD&E in the range of 10 to 15 percent of net sales for the foreseeable future. In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized, totaling $7.3 million and $6.5 million in 2011 and 2010, respectively. The related amortization expense is included in cost of sales (as discussed in “Notes to Consolidated Financial Statements” in Item 8 of this report).

General and administrative (G&A) expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. The decrease in G&A expenses is primarily attributable to ongoing cost control measures and a stabilized organization footprint.

Operating Expenses—2010 Versus 2009

The following table compares operating expense components as a percentage of net sales (in millions):

	2010		2009		Change
Selling and marketing	$56.4	25.3%	$51.9	27.1%	$4.5	8.9%
Research, development and engineering	23.7	10.7	22.6	11.8	1.1	4.8
General and administrative	22.0	9.9	27.9	14.5	(5.9)	(21.1)
Restructuring and other related charges	2.0	0.9	4.4	2.3	(2.4)	(54.9)

Total	$104.1	46.8%	$106.8	55.7%	$(2.7)	(2.5)%

The overall decrease was primarily attributable to a decrease in amortization expense for certain intangible assets that became fully amortized in 2009. The Company’s restructuring plans were completed as of the end of 2010. The effect of foreign exchange rates increased operating expenses by $1.1 million in 2010 compared to 2009 rates.

Selling and marketing expenses increased due to an increase in compensation expenses for the suspension of furloughs and benefits reductions implemented in 2009, as well as investment in the Company’s strategic market initiatives for the development of new products plus increased variable compensation expenses related to the increase in sales and improved financial performance of the Company.

RD&E expenses increased primarily related to an increase in compensation expenses for the suspension of furloughs and benefits reductions implemented in 2009, as well as investment in the Company’s strategic market initiatives for the development of new products. In addition to the RD&E costs reported as operating expenses, certain costs to develop new software products were capitalized which totaled $6.5 million and $4.4 million in 2010 and 2009, respectively. The increase in capital development costs reflected an increase in compensation expense for the suspension of furloughs and benefits reductions implemented in 2009, as well as investment in the Company’s strategic market initiatives for the development of new products. The related amortization expense is included in cost of sales (as discussed in “Notes to Consolidated Financial Statements” in Item 8 of this report).

G&A expenses decreased primarily due to the reduction in intangible asset amortization related to assets that became fully amortized in 2009, partially offset by an increase in compensation expenses for the suspension of furloughs and benefits reductions implemented in 2009.

Restructuring and other related charges include the costs the Company incurred to execute various corporate restructuring activities. These charges included cash costs, accrued liabilities, asset write-offs, lease termination costs, and employee severance pay resulting from layoffs. The decline in restructuring and other related charges is due to the completion of the Company’s restructuring efforts in 2010.

Operating Income

Significant improvements have taken place with operating income over the past three years. It has been favorably impacted by the increase in net sales across most product lines coupled with the previously announced profit improvement actions and cost controls put in place during 2009 that continued into 2011.

Other Income (Expense)

The following table compares the components of Other Income (expense) as a percentage of net sales (in millions):

	2011		2010		2009
Interest expense	$(12.4)	(5.2)%	$(28.0)	(12.6)%	$(33.5)	(17.5)%
Loss on redemption of preferred shares and debt refinancing costs	$(13.8)	(5.8)%	$(1.1)	(0.5)%	$(2.3)	(1.2)%
Other income	$1.6	0.6%	$1.5	0.7%	$2.1	1.1%

Interest Expense

Total interest expense incurred by the Company in 2011, 2010, and 2009 was $12.4, $28.0, and $33.5 million, respectively, including expense related to deferred financing fees, terminated swap agreements and the de-designated interest rate cap. The decreases are largely attributable to the debt refinancing that occurred in 2011, coupled with the pay down of debt that occurred over the past three years.

Cash based interest on secured debt during 2011, 2010, and 2009 totaled $7.3 million, $13.3 million, and $21.8 million, respectively. In the third quarter of 2010, the Company paid cash of $3.3 million for interest on its MRPS. The 2011 decrease in cash based interest was principally due to savings on the MRPS and lower overall interest rates resulting from the debt refinancing. The 2010 decrease is largely attributable to the significant pay downs of debt and the sale of the former corporate headquarters, sale of the Italian manufacturing facility, sale of equity investments previously written off and excess cash from continuing operations throughout 2009.

As of December 31, 2011 and January 1, 2011, the credit facilities’ variable rates ranged from 3.63 to 5.50 percent per annum and 5.75 percent per annum, respectively. As of these dates, the weighted average interest rates for all of the Company’s debt were 3.73 percent per annum and 8.00 percent per annum, respectively, exclusive of amortization of deferred financing costs and the effect of derivative instruments.

Loss on redemption of preferred shares and debt refinancing costs

In 2011, the Company recorded a loss on redemption of preferred shares and debt refinancing cost of $13.8 million, which was related to the previous first lien credit facility refinancing and redemption of the MRPS. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

In 2010, the Company entered into an amendment of the first lien credit agreement in order to obtain authorization to repay the outstanding balance of the second lien credit facility. As a result of the second lien extinguishment, the Company wrote off $1.1 million of previously existing deferred financing costs.

In 2009, the Company entered into an Exchange Agreement to effectively exchange $41.6 million of the second lien term loan principal outstanding to 41,561 shares of newly issued Series A Preferred Stock. As a result of the second lien debt exchange, the Company wrote off $2.3 million of previously existing deferred financing costs.

Other, net

Other income (expense), net consists primarily of gains and losses from foreign exchange translations.

Income Taxes

Our effective income tax rate on earnings was (264.4) percent, (159.5) percent, and 15.7 percent in fiscal years 2011, 2010, and 2009 respectively. The effective income tax rate for 2011 includes the release of a substantial portion of the U.S. valuation allowance against deferred tax assets, charges for uncertain income tax positions, and the reduction of foreign withholding tax obligations in Switzerland. The effective income tax rate for 2010 includes the impact of amortization of intangible assets, reductions of reserves for uncertain income tax positions, and the reduction of foreign withholding tax obligations in Switzerland. The effective income tax rate for 2009 includes the impact of amortization of intangible assets, refund claims associated with the recapture of U.S. federal income taxes paid in 2003 through 2005 that resulted from carry-back opportunities created through current year legislative changes, reductions in reserves for uncertain income tax positions, and adjustments to valuation allowances against deferred tax assets.

Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases along with operating loss and tax credit carry-forwards on a jurisdictional basis. These assets and liabilities are measured using the enacted tax rates that will apply for the years in which the temporary differences are expected to reverse or the operating loss and tax credit carry-forwards are expected to be utilized.

Recognition of deferred tax assets is dependent on the likelihood that the future benefits will be realized. If based on the available evidence it is not a more likely than not that the assets will be realized a valuation allowance must be established. In evaluating our ability to realize the future benefits associated with deferred tax assets, we consider all positive and negative evidence. This analysis includes assumptions that require significant judgment and the weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective evidence of recent financial reporting losses.

Prior to December 31, 2011, the amount of objectively-measured negative evidence related to cumulative losses in the most recent three-year period outweighed the available positive evidence. By the end of 2011, the cumulative loss of our U.S. operations was offset by recent operating performance, which included positive income for both 2010 and 2011. The improvement in profitability has been driven by the complete refinancing of our debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost controls. The historical factors that drive the minimal cumulative loss have reduced significance because of the significant reduction in current finance costs resulting from the debt refinancing. The Company concluded that the trend of earnings, the elimination of substantial finance costs through the refinancing, and our aligned cost structure results in the more likely than not realization of the deferred future tax benefits. Hence, the Company recorded a $47.2 million income tax benefit for the reversal of valuation allowances previously established against deferred tax assets.

Net Income (Loss)

As a result of the year over year improvements in financial performance and the income tax benefit discussed above, the Company recorded net income (loss) of $49.4, $3.6, and $(25.2) million for 2011, 2010, and 2009, respectively. Basic and diluted income (loss) per share saw similar improvements at $0.57, $0.04, and $(0.33) and $0.56, $0.04, and $(0.33) for 2011, 2010, and 2009, respectively. The 2011 results were significantly impacted by the reversal of tax valuation allowances as described above.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s liquidity and available capital resources are impacted by four key components: (i) available cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

				Change
	2011	2010	2009	2011 / 2010	2010 / 2009
Net cash flow provided by (used in):
Operating activities	$48.0	$42.9	$20.3	11.9%	111.3%
Investing activities	(12.5)	(11.5)	4.0	8.9	(387.5)
Financing activities	(39.5)	(46.4)	(48.4)	(14.9)	(4.1)
Effect of exchange rate changes on cash	(1.4)	(2.4)	2.4	(40.5)	(200.0)

Net decrease in cash	(5.4)	(17.4)	(21.7)	(69.0)	(19.8)
Cash, beginning of year	11.7	29.1	50.8	(59.8)	(42.7)

Cash, end of year	$6.3	$11.7	$29.1	(46.2)%	(59.8)%

Cash

The overall reduction of ending cash balances in 2011 and 2010 is due to improved cash management. As of December 31, 2011, approximately $6.2 million of cash was held by subsidiaries outside of the United States. Cash is generated primarily from the Company’s operating activities.

Operating Activities

The increase in operating cash flow in 2011 is directly attributable to the improvement in net income, adjusted for non-cash items (depreciation and amortization, stock-based compensation, pension expense, debt refinancing and deferred income taxes) which partially offset the $(7.0) million increase in working capital. The net of accounts receivable, inventory, and payroll related liabilities primarily accounted for this change. Accounts receivable consumed $(3.7) million attributable to increased sales and a slight increase in days sales outstanding (DSO). Inventory provided $1.5 million, consistent with a slight improvement in turns in the current year. Payroll related liabilities consumed $(4.8) million primarily as a result of the 2010 accrued employee bonus that was paid in 2011.

The 2010 operating cash flow increase reflects the current year net income as adjusted for significant non-cash items (depreciation and amortization, stock-based compensation, pension expense, debt refinancing and deferred income taxes) and a reduction in working capital of $2.3 million. This is primarily attributable to increases in accounts payable balances of $2.2 million and also includes offsetting changes in the accounts receivable and inventory balances which yielded a negligible impact on working capital as both the DSO and inventory turns remained largely unchanged in 2010.

Investing Activities

Net investing activities in 2011 and 2010 consumed cash for capital expenditures of $5.6 and $5.3 million, respectively, for the ongoing support of existing infrastructure and consumed cash for capitalized software of $7.3 and $6.5 million, respectively, in line with the Company’s continued commitment to the development of new products and technology. In both years this capital spending was partially offset by minimal proceeds from the sale of assets. The 2010 decrease compared to 2009 was primarily related to proceeds from sales of assets in 2009.

Financing Activities

Cash used for financing activities has decreased in both 2011 and 2010. The 2011 activity includes the proceeds from the initial borrowing under the new 2011 first lien debt facility of $185.0 million which was offset by $(47.0) for the redemption of the MRPS, $(142.2) million to extinguish the previous secured credit facility, and further reduced by payments against the 2011 facility of $(35.2) (as discussed in “Notes to Consolidated Financial Statements” in Item 8 of this report). The 2010 decrease compared to 2009 is due primarily to the net interest rate cap impact in 2009 for $(1.1) million which did not recur in 2010.

Adequacy of Liquidity

The Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. The Company had $53.6 million available under its current credit facility as of December 31, 2011.

Guarantees

We do not have guarantees of a magnitude that we believe could have a material impact on our financial condition or liquidity.

Restrictive Covenants

Under the Company’s credit agreement the leverage ratio covenant is the most restrictive covenant to the Company. The credit agreement provides that the Company must not exceed a ratio of total debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization). As of December 31, 2011, the Company was in compliance with the covenants under its credit facility. The calculation of Adjusted EBIDTA is as follows:

Adjusted EBITDA as defined by Credit Agreement

(in thousands)

	Twelve Months Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income (loss)	$49,361	$3,641	$(25,242)

EBITDA Adjustments:
Depreciation	6,475	6,164	6,388
Amortization	16,470	16,217	20,129
Restructuring and other related charges	—	2,008	5,024
Share-based compensation	2,091	2,736	4,904
Net interest expense and write-off of deferred financing costs	26,246	29,072	35,788
Currency gain (loss)	(1,409)	(1,629)	2,537
Income tax benefit	(35,816)	(2,238)	(4,692)
(Gain) loss on sale of assets	(262)	280	(4,429)
Other non-recurring adjustments	—	—	4,227

	13,795	52,610	69,876

Adjusted EBITDA	$63,156	$56,251	$44,634

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

Inventory Reserves

Inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, judgments are made as to future demand requirements and compared with current inventory levels. Reserves are established for excess and obsolete inventory based on material movement, market conditions, and technological advancements.

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

Goodwill and Indefinite-Lived Intangibles

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires companies to evaluate goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if indicators of impairment occur. Impairment indicators could include a significant adverse change in the business climate, operating performance indicators, or the decision to sell or dispose of a reporting unit.

The Company early adopted Accounting Standards Update No. 2011-08: Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative two-step goodwill impairment test.

If the Company determines it is more likely than not that its fair value is less than its carrying value, the Company is required to quantitatively test the carrying value of goodwill for impairment at the reporting unit level, using a discounted cash flow method to estimate fair value. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

The indefinite-lived intangible asset impairment review consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company did not recognize an impairment loss on its goodwill or indefinite-lived intangible assets in 2011, 2010 or 2009.

Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, debt interest rate caps, interest rate swaps, and foreign exchange forward contracts. The Company's estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2011 and January 1, 2011.

The Company applies the fair value measurement guidance in ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and provides the framework for measuring fair value of assets and liabilities.

The Company uses derivative financial instruments to manage its exposure to movements in interest rates on its long term debt and to manage its exposure to short term fluctuations in the Euro and Swiss Franc exchange rates. Derivatives are not used for speculative or trading purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. As a result the Company recognizes derivative financial instruments in its Consolidated Financial Statements at fair value regardless of the purpose or intent of the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are originally recorded as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the hedged exposure affects earnings. Changes in fair values of derivatives not qualifying as hedges are reported in earnings immediately.

Deferred Income Tax Valuation Allowance

During 2011, the Company released the valuation allowance that was previously established related to a significant portion of its deferred tax assets in the United States. The basis for realizing the benefits of these deferred tax assets is the Company’s trend in recent earnings, the elimination of substantial costs through our refinancing, and the properly aligned cost structure. The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset positions as of December 31, 2011, as it is not more likely than not that such assets will be realized prior to expiration. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

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

Share Based Compensation

The Company accounts for share based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share based payment awards based on estimated fair values.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant off balance sheet transactions other than operating leases for equipment, real estate, and vehicles. The following table sets forth information about the Company’s long-term contractual obligations outstanding at December 31, 2011, using data from the Consolidated Balance Sheet and the Notes to Consolidated Financial Statements:

Contractual Obligations

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$149,814	$7,783	$25,293	$116,738	$—
Interest on long-term debt	20,700	6,100	8,900	5,700	—
Operating leases	12,035	4,646	5,252	1,490	647

Total contractual obligations	$182,549	$18,529	$39,445	$123,928	$647

At this time the Company is unable to make a reasonable estimate of the timing of tax payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. The Company expects to contribute $1.5 million to its pension plan in 2012. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

OTHER MATTERS

In November 2001, the Company's Board of Directors adopted a Shareholder Protection Rights Plan (the Plan), which became effective in the first quarter of 2002. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Under the Plan, one Purchase Right (Right) automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $30.00, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire on March 29, 2012. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees and affiliates, automatically become void. In August 2008, the Company amended the Plan to render it inapplicable to the transactions contemplated by the Corporate Recapitalization Plan. The plan was further amended in August 2009, to render it inapplicable to the transactions contemplated by the Exchange.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company utilizes interest rate swaps to manage the potential variability in interest rates associated with its debt. The interest rate swaps limit the Company’s exposure to an increase in the 3 month LIBOR rate. The notional amount of the swaps at December 31, 2011 was $60.0 million.

A hypothetical 25 basis point increase in interest rates during the year ended December 31, 2011 would have increased the interest expense reported in the Consolidated Financial Statements by $0.2 million.

Foreign Currency Exchange

Foreign currency exchange risks arise from transactions denominated in a currency other than the entity’s functional currency and from foreign denominated transactions translated into U.S. dollars. The Company’s largest exposures are to the Euro and Swiss Franc. As these currencies fluctuate relative to the dollar, such fluctuations may cause profitability to increase or decrease accordingly. The hypothetical effect on net income (loss) caused by a 10 percent change in all foreign currencies would be approximately $0.3 million and $1.1 million for the years ended December 31, 2011 and January 1, 2011, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, financial statements, and notes are included with this report:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which appears on page 35.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited X-Rite, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). X-Rite Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, X-Rite, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of X-Rite, Incorporated and subsidiaries as of December 31, 2011 and January 1, 2011 and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Grand Rapids, Michigan

March 15, 2012

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of X-Rite, Incorporated

We have audited the accompanying consolidated balance sheets of X-Rite, Incorporated and subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Rite, Incorporated and subsidiaries at December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), X-Rite, Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Grand Rapids, Michigan

March 15, 2012

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash	$6,323	$11,709
Accounts receivable, net of allowance of $1,203 in 2011 and $1,780 in 2010	35,740	32,154
Inventories, net	26,192	27,670
Deferred income taxes	12,767	697
Prepaid expenses and other current assets	4,403	4,601

	85,425	76,831
Property, plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,802	23,213
Machinery and equipment	37,967	33,570
Furniture and office equipment	24,984	25,560
Construction in progress	5,300	5,063

	94,849	90,202
Less accumulated depreciation	(56,121)	(50,037)

	38,728	40,165
Other assets:
Goodwill	233,941	233,952
Indefinite-lived intangibles	13,433	13,433
Other intangibles, net	43,646	55,439
Deferred income taxes	25,914	—
Other noncurrent assets	22,041	19,275

	338,975	322,099

	$463,128	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—Continued

(in thousands, except share and per share data)

	December 31, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Current portion of long-term debt	11,783	$1,350
Accounts payable	11,685	12,948
Accrued liabilities:
Payroll and employee benefits	9,221	14,017
Income taxes	809	292
Deferred income taxes	885	—
Deferred revenue	3,251	2,674
Other	4,821	3,546

	42,455	34,827
Long-term liabilities:
Long-term debt, less current portion	138,031	135,248
Mandatorily redeemable preferred stock, $.10 par value 84,729 shares authorized; 46,980 shares issued and outstanding, with stated redemption amount of $46,980 presented net of warrant discount of $10,615 in 2010	—	36,402
Deferred income taxes	1,500	3,182
Accrued income taxes	7,764	6,611
Other	6,764	1,285

	154,059	182,728
Shareholders’ investment:
Common stock, $.10 par value, 150,000,000 and 100,000,000 shares authorized; 85,374,669 and 84,805,040 shares issued and outstanding, in 2011 and 2010, respectively	8,538	8,481
Additional paid-in capital	276,983	274,697
Retained deficit	(23,750)	(73,111)
Accumulated other comprehensive income	4,843	11,473

	266,614	221,540

	$463,128	$439,095

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net Sales	$237,552	$222,740	$191,667
Cost of sales	96,837	89,659	81,064

Gross profit	140,715	133,081	110,603

Operating expenses:
Selling and marketing	58,230	56,448	51,853
Research, development, and engineering	23,185	23,686	22,593
General and administrative	21,103	22,010	27,888
Restructuring and other related charges	—	2,008	4,448

	102,518	104,152	106,782

Operating income	38,197	28,929	3,821

Interest expense	(12,418)	(27,981)	(33,523)
Loss on redemption of preferred shares and debt refinancing costs	(13,828)	(1,091)	(2,265)
Other, net	1,594	1,546	2,033

Income (loss) before income taxes	13,545	1,403	(29,934)

Income tax benefit	(35,816)	(2,238)	(4,692)

Net income (loss)	$49,361	$3,641	$(25,242)

Net income (loss) per share:
Basic	$0.57	$0.04	$(0.33)
Diluted	0.56	0.04	(0.33)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Investment
BALANCES, JANUARY 3, 2009	76,423	7,642	251,199	(51,510)	1,961	209,292
Net loss	—	—	—	(25,242)	—	(25,242)
Translation adjustment	—	—	—	—	3,115	3,115
Unrealized gain on derivative financial instruments (net of tax benefits of $1,243)	—	—	—	—	4,550	4,550
Pension adjustments	—	—	—	—	(226)	(226)
Other	—	—	—	—	46	46

Total comprehensive loss						(17,757)
Share-based compensation	—	—	4,904	—	—	4,904
Issuance / release of shares under employee benefit plans, including tax benefits	198	20	92	—	—	112
Issuance of shares pursuant to warrant exercise	7,500	750	14,850	—	—	15,600
Other	—	—	(32)	—	—	(32)

BALANCES, JANUARY 2, 2010	84,121	8,412	271,013	(76,752)	9,446	212,119
Net income	—	—	—	3,641	—	3,641
Translation adjustment	—	—	—	—	(730)	(730)
Unrealized gain on derivative financial instruments (net of tax benefits of $538)	—	—	—	—	999	999
Pension adjustments	—	—	—	—	1,758	1,758

Total comprehensive income						5,668
Share-based compensation	—	—	2,736	—	—	2,736
Issuance / release of shares under employee benefit plans, including tax benefits	684	69	948	—	—	1,017

BALANCES, JANUARY 1, 2011	84,805	8,481	274,697	(73,111)	11,473	221,540
Net income	—	—	—	49,361	—	49,361
Translation adjustment	—	—	—	—	(1,492)	(1,492)
Unrealized loss on derivative financial instruments (net of tax expense of $6)	—	—	—	—	(12)	(12)
Pension adjustments	—	—	—	—	(5,126)	(5,126)

Total comprehensive income						42,731
Share-based compensation	—	—	2,091	—	—	2,091
Issuance / release of shares under employee benefit plans, including tax benefits	570	57	195	—	—	252

BALANCES, DECEMBER 31, 2011	85,375	$8,538	$276,983	$(23,750)	$4,843	$266,614

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,361	$3,641	$(25,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,475	6,164	6,388
Amortization	16,470	16,217	20,129
Amortization of deferred financing costs	1,594	2,765	2,907
Paid-in-kind interest accrued	—	3,188	2,422
Amortization of discount on mandatorily redeemable preferred stock	863	3,450	1,460
Deferred income tax credit	(38,756)	(4,898)	(2,734)
Pension and postretirement benefit expense	2,100	2,409	1,850
Share-based compensation	2,091	2,736	4,904
(Gain) loss on sale of assets	(262)	280	(4,429)
Restructuring and other related charges	—	2,008	4,591
Loss on redemption of preferred shares and debt refinancing costs	13,828	1,091	2,265
Derivative fair value adjustments and charges	908	1,692	4,987
Other	307	(102)	46
Changes in operating assets and liabilities:
Accounts receivable	(3,711)	(433)	9,761
Inventories	1,518	389	10,788
Prepaid expenses and other current assets	(1,407)	2,599	2,037
Accounts payable	(1,272)	2,216	(2,988)
Income taxes	1,708	(702)	(9,883)
Other current and non-current liabilities	(3,844)	(1,763)	(9,006)

Net cash provided by operating activities	47,971	42,947	20,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,561)	(5,286)	(4,732)
Increase in capitalized software	(7,256)	(6,483)	(4,372)
Proceeds from sale of assets	319	294	13,045

Net cash provided by (used for) investing activities	(12,498)	(11,475)	3,941
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,196	16,500	—
Payment of long-term debt	(172,288)	(63,536)	(45,892)
Purchase of interest rate cap	—	—	(1,565)
Debt amendment and refinancing costs	(5,625)	(429)	(1,603)
Redemption of mandatorily redeemable preferred stock	(46,980)	—	—
Other	252	1,031	670

Net cash used for financing activities	(39,445)	(46,434)	(48,390)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,414)	(2,379)	2,411

NET DECREASE IN CASH	(5,386)	(17,341)	(21,785)
CASH AT BEGINNING OF YEAR	11,709	29,050	50,835

CASH AT END OF YEAR	$6,323	$11,709	$29,050

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

X-Rite, Incorporated is a global leader in color science and color technology. The Company develops, manufactures, markets, and supports innovative color solutions through measurement instrumentation systems, software, color standards, and services. X-Rite’s expertise in inspiring, selecting, measuring, formulating, communicating and matching color helps users get color right the first time and every time, which translates to better quality and reduced costs. X-Rite serves a range of markets including printing, packaging, photography, graphic design, video, automotive, paints, plastics, and textiles. The Company serves these markets through its core product lines of Imaging and Media, Industrial, Standards, Support Services, and Retail.

Products are sold worldwide through the Company's own sales personnel and independent sales representatives and dealers. The Company is headquartered in Grand Rapids, Michigan and has other domestic facilities in New Jersey, North Carolina, and Massachusetts. In addition, the Company has locations in Switzerland, Germany, England, France, Italy, Spain, the Czech Republic, Russia, India, China, Hong Kong, and Japan. Manufacturing facilities are located in the United States, Switzerland, and Germany.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of X-Rite, Incorporated and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. The fiscal years ended December 31, 2011 (fiscal year 2011), January 1, 2011 (fiscal year 2010) and January 2, 2010 (fiscal year 2009) each contained 52 weeks.

Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, debt interest rate caps, interest rate swaps, and foreign exchange forward contracts. The Company's estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2011 and January 1, 2011.

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

The Company uses derivative financial instruments to manage its exposure to movements in interest rates on its long term debt and to manage its exposure to short term fluctuations in the Euro and Swiss Franc exchange rates. Derivatives are not used for speculative or trading purposes. The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. As a result the Company recognizes derivative financial instruments in its Consolidated Financial Statements at fair value regardless of the purpose or intent of the instruments. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are originally recorded as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the hedged exposure affects earnings. Changes in fair values of derivatives not qualifying as hedges are reported in earnings immediately.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

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

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Reserves are established for excess and obsolete inventory, based on the Company’s on hand inventory levels versus historical demand. Components of inventories are summarized as follows (in thousands):

	December 31, 2011	January 1, 2011
Raw materials	$19,369	$16,309
Work in process	11,726	14,491
Finished goods	8,601	8,697

Gross Inventories	39,696	39,497
Reserves	(13,504)	(11,827)

Inventories, net	$26,192	$27,670

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

The following amounts were included in Other noncurrent assets as of December 31, 2011 and January 1, 2011 (in thousands):

	Capitalized Software	Accumulated Amortization	Capitalized Software, net
Balance on January 3, 2009	$14,852	$(6,821)	8,031
Additions	4,372	(3,345)	1,027
Disposals	(2,079)	2,079	—
Foreign currency adjustments	221	(179)	42

Balance on January 2, 2010	17,366	(8,266)	9,100
Additions	6,483	(3,700)	2,783
Disposals	(2,993)	2,993	—
Foreign currency adjustments	453	(256)	197

Balance on January 1, 2011	21,309	(9,229)	12,080
Additions	7,256	(4,185)	3,071
Disposals	(6,417)	6,417	—
Foreign currency adjustments	6	(35)	(29)

Balance on December 31, 2011	$22,154	$(7,032)	$15,122

At December 31, 2011, in process capitalized software was $4.9 million.

Long-Lived Assets

In accordance with ASC 360, when there are indicators of impairment, the Company evaluates the recoverability of its long-lived assets by determining whether unamortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets. The estimated fair value is determined by discounting the expected future cash flows at a rate that is required for a similar investment with like risks. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss would be recognized for the excess of the carrying value over the fair value. Long-lived assets were considered fully recoverable in 2011 and 2010.

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

The Company early adopted Accounting Standards Update No. 2011-08: Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative two-step goodwill impairment test.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

If the Company determines it is more likely than not that its fair value is less than its carrying value, the Company is required to quantitatively test the carrying value of goodwill for impairment at the reporting unit level using a discounted cash flow method to estimate fair value. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

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

Mandatorily Redeemable Preferred Stock

In accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying Consolidated Balance Sheets due to its mandatory redemption feature. On March 30, 2011, the Company redeemed all the outstanding mandatorily redeemable preferred stock (“MRPS”) for an aggregate redemption amount of $49.3 million, which included a $2.3 million early redemption charge.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

Accumulated Other Comprehensive Income

The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized income (loss) on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income (Loss)
Balance on January 2, 2010	$12,271	$(1,899)	$(926)	$9,446
Other comprehensive income (loss)	(730)	999	1,758	2,027
Balance on January 1, 2011	11,541	(900)	832	11,473
Other comprehensive income (loss)	(1,492)	(12)	(5,126)	(6,630)

Balance on December 31, 2011	$10,049	$(912)	$(4,294)	$4,843

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

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $0.6, $0.5, and $0.6 million in 2011, 2010 and 2009, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

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

	2011	2010	2009
Numerators:
Net income (loss)	$49,361	$3,641	$(25,242)
Adjustment for earnings allocated to restricted common stock	(414)	(33)	—

Net income (loss) used in calculating basic EPS	48,947	3,608	(25,242)
Adjustment for earnings reallocated to nonvested restricted common stock	406	33	—

Net income (loss) used in calculating diluted EPS	$49,353	$3,641	$(25,242)

Denominators:
Weighted average shares outstanding	85,997	85,189	77,500
Adjustment for non-vested restricted common stock	(722)	(775)	—

Shares used in calculating basic EPS	85,275	84,414	77,500
Effect of dilutive stock options and units	2,082	1,385	—

Shares used in calculating diluted EPS	87,357	85,799	77,500

Net income (loss) per share:
Basic	$0.57	$0.04	$(0.33)
Diluted	$0.56	$0.04	$(0.33)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

The number of stock options, awards, and warrants that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,764,000 in 2011, 3,090,000 in 2010, and 7,555,000 in 2009.

Foreign Currency Translation

Most of the Company’s foreign operations use their local currency as their functional currency. Accordingly, foreign currency balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at year-end, and income statement accounts are translated at the weighted average rate of exchange in effect during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Investment. Gains and losses arising from re-measuring foreign currency transactions into the functional currency are included in the determination of net income (loss). Net gains and (losses) from re-measurement of foreign currency transactions were $1.4, $1.6, and $(2.5) million for 2011, 2010, and 2009, respectively.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

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

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment and amended its guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company) and early adoption is permitted. The Company early adopted this new guidance. The adoption of ASU 2011-08 did not have any impact on our financial position or results of operations as of December 31, 2011 as it is a change in application of the goodwill impairment test only.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2—BUSINESS SEGMENTS

The Company has one operating segment as defined by ASC 280, Segment Reporting (ASC 280). As a result, the financial statement information provided has been presented as one reportable segment, reflecting the Company’s consolidated results.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS SEGMENTS—continued

The following table summarizes net sales from continuing operations by product line (in thousands):

	2011	2010	2009
Imaging and Media	$90,845	$87,308	$74,066
Industrial	50,011	47,302	38,621
Standards	46,867	42,140	35,925
Support Services	29,075	25,837	23,251
Retail	16,101	15,325	14,277
Other	4,653	4,828	5,527

Total Net Sales	$237,552	$222,740	$191,667

The following is a summary of geographic information for the respective fiscal years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which we operate are considered material for separate disclosure based on quantitative and qualitative considerations.

Sales by geographic area, based on the location of the customer, are as follows (in thousands):

	2011	2010	2009
Domestic sales	$74,579	$73,676	$67,631
International sales:
Europe	93,858	83,162	68,930
Asia	57,477	54,004	46,109
Other Countries	11,638	11,898	8,997

	162,973	149,064	124,036

Total net sales from continuing operations	$237,552	$222,740	$191,667

Long-lived tangible assets consist of long-term assets of the Company, excluding financial instruments and deferred tax assets. The Company’s long-lived tangible assets are as follows (in thousands):

	2011	2010
Long-lived assets:
U.S. operations	$29,067	$30,759
International	10,011	9,831

	$39,078	$40,590

No single customer accounted for more than 10 percent of total consolidated net sales in 2011, 2010 or 2009.

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

In 2010, the Company incurred $2.0 million in restructuring charges which were recorded in operating expenses. In 2009, the Company incurred $4.5 million in restructuring charges of which $4.4 million were recorded in operating expenses and $0.1 million were recorded in cost of sales.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangible assets for the years ending December 31, 2011 and January 1, 2011 is as follows (in thousands):

	Goodwill	Indefinite-lived intangible assets	Total
January 2, 2010	$234,020	$13,433	$247,453
Foreign currency and other adjustments	(68)	—	(68)

January 1, 2011	233,952	13,433	247,385
Foreign currency and other adjustments	(11)	—	(11)

December 31, 2011	$233,941	$13,433	$247,374

As discussed in Note 1, the Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, which requires the Company to evaluate the recorded amount of goodwill and indefinite-lived intangibles for impairment on an annual basis, or more frequently if a triggering event occurs.

Goodwill Impairment Analysis

The Company early adopted the provisions of ASU 2011-08 and conducted a qualitative goodwill impairment assessment in the fourth quarter of 2011. The qualitative assessment considered the primary factors and indicators that impact our reporting unit’s fair value. After assessing the totality of these factors and indicators for the qualitative impairment assessment, we determined that the fair value of our reporting unit more likely than not exceeds its carrying value. Accordingly, no further quantitative two-step goodwill impairment test was necessary, and no goodwill impairment was recognized in 2011.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS—continued

Additionally based on the results of our 2010 and 2009 annual assessment of the recoverability of goodwill, the fair values exceeded book value, and accordingly, there was no impairment of goodwill as of and for the years ended January 1, 2011 and January 2, 2010.

Indefinite-Lived Intangible Impairment Analysis

Indefinite-lived intangible assets are evaluated for recoverability utilizing an income approach that estimates the fair value of the discounted cash flows. The fair value of the indefinite-lived intangible asset is compared to its carrying value, and an impairment loss is recognized if the fair value is less than the carrying value.

The following valuation methodologies and assumptions were used in the analysis of the indefinite-lived intangible asset:

•	The income approach, utilizing the relief from royalty method, was used to estimate fair value.

•	Relief from royalty rate considered publicly disclosed arm’s length licensing agreements, review of internal licensing agreements, and other factors.

•	Future projections are based on past performance and expected market growth

•	Expected synergies

•	Weighted average cost of equity

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

The Company did not recognize an impairment loss on its indefinite-lived intangible assets in 2011, 2010 or 2009.

The following amounts were included in other intangibles as of December 31, 2011 and January 1, 2011 (in thousands):

	2011		2010
	Assets	Accumulated Amortization	Assets	Accumulated Amortization
Technology and patents	$41,387	$(27,607)	$55,529	$(34,742)
Customer relationships	44,489	(17,744)	46,543	(16,109)
Trademarks and trade names	8,691	(5,570)	9,614	(5,396)

Total	$94,567	$(50,921)	$111,686	$(56,247)

ASC 350 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment if indications of impairment are present in accordance with ASC 360. During 2011, 2010, and 2009 there were no triggering events warranting an impairment analysis.

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

Amortization expense was $11.8 million for 2011, $12.0 million for 2010, and $15.9 million for 2009. Estimated amortization expense for intangible assets for each of the succeeding five years is as follows (in thousands):

2012	11,793
2013	4,954
2014	4,610
2015	4,610
2016	2,985
Thereafter	14,694

NOTE 5—LONG-TERM DEBT

As of December 31, 2011 and January 1, 2011, the Company’s long-term debt consisted of the following (in thousands):

	2011	2010
Senior secured credit facilities	$149,814	$130,598
Revolving line of credit	—	6,000

	149,814	136,598
Less current portion	(11,783)	(1,350)

Total long-term debt	$138,031	$135,248

Long-term debt matures as follows (in thousands):

2012	$11,783
2013	10,701
2014	14,592
2015	21,402
2016	91,336

$149,814

Senior Secured Credit Agreement

On March 30, 2011, the Company entered into a new senior secured credit agreement (the 2011 credit agreement) which provided for aggregate principal borrowings of up to $225 million. This credit agreement repaid in full and replaced the Company’s previous credit facilities and funded the redemption of all outstanding MRPS. The 2011 credit agreement initially consisted of a $170 million term loan and an available $55 million

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT—continued

revolving credit facility, which both mature on March 30, 2016. Obligations under the 2011 credit agreement are secured by essentially all of the tangible and identifiable intangible assets of the Company, with the exception of real estate. The 2011 credit agreement provides variable interest rate options from which the Company may select, as described below, and the unused portion of the revolving credit facility is subject to a fee of 0.45 percent per annum. The 2011 credit agreement contains operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make fundamental changes involving the Company and its subsidiaries, make investments or acquisitions, and make certain capital expenditures, among other things. As of December 31, 2011, the Company was in compliance with the covenants contained in its 2011 credit agreement.

In connection with the refinancing of the previous credit facilities and MRPS, the Company recorded a loss on redemption of preferred shares and debt refinancing costs of $13.8 million. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Outstanding borrowings under the 2011 credit agreement bear interest at a rate per annum equal to LIBOR or Prime interest rate, plus a 3.25 and 2.25 percent margin, respectively (subject to adjustments based on the Company’s consolidated leverage ratio), payable in arrears on the last day of the applicable interest period, but in no event less frequently than every three months. As of December 31, 2011, the weighted average interest rate in effect under the terms of the 2011 credit agreement was 3.73 percent. The Company holds interest rate swaps to limit a portion of its LIBOR exposure (see Note 7 for further discussion).

Prior to entering the 2011 credit agreement, the Company’s previous secured credit facilities consisted of a $310 million first lien loan, which included a $270 million five-year term loan and a $40 million five-year revolving credit facility. These credit facilities were repaid in full in connection with the refinancing described above.

Under the previous credit agreement, the Company had the option to choose LIBOR or Prime interest rate indices. The LIBOR index was subject to a floor of 3.0 percent plus a 3.5 percent margin and the Prime index was based on the Prime Rate plus a 2.5 percent margin during the quarter. Prior to entering into the 2011 credit agreement, the Company had designated its borrowings under the Prime interest rate, with an effective interest rate of 5.75 percent. As of January 1, 2011, the weighted average interest rate in effect for all of the Company’s debt was 8.0 percent per annum, exclusive of amortization of deferred financing costs and the effect of derivative instruments. Interest payments on the Prime Rate based borrowings were paid in full at the time the loan was repaid.

Total interest expense incurred by the Company in 2011 was $12.4 million, including $1.7 million of amortization of deferred financing fees. Total interest expense incurred by the Company in 2010 was $28.0 million, including $2.8 million of amortization of deferred financing fees. Total interest expense incurred by the Company in 2009 was $33.5 million, including $2.9 million of amortization of deferred financing fees. Cash based interest on secured debt during 2011, 2010, and 2009 totaled $7.3 million, $13.3 million and $21.8 million, respectively. Effective the third quarter of 2010, the Company paid cash of $3.3 million for interest on its Series A preferred stock.

Subsequent to the year ended December 31, 2011, the Company made voluntary payments of $4.0 million against its senior secured borrowings which are classified in the current portion of long term debt at December 31, 2011.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT—continued

Deferred Financing Fees

In connection with the 2011 credit agreement, the Company has $6.2 million of deferred financing costs, consisting of $2.3 million of current fees to creditors and third parties and $3.9 million of unamortized deferred financing costs associated with the previous credit facility. Deferred financing costs at January 1, 2011 were established in connection with the previous credit agreement. These costs are being amortized over the life of the related agreement. Unamortized deferred financing costs were $5.2 million, as of both December 31, 2011 and January 1, 2011, net of accumulated amortization of $0.9 and $6.6 million as of the same periods, respectively.

NOTE 6—MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

On March 30, 2011, the Company redeemed all of the issued and outstanding MRPS in connection with the entry into its 2011 credit agreement, as described in Note 5. The Company’s MRPS had a stated value of $1,000 per share. At January 1, 2011, of the Company’s 5.0 million, $0.10 par value preferred shares, 84,729 were authorized as MRPS of which 46,980 were issued and outstanding. The MRPS is presented net of the warrant discount of $10.6 million in the Company’s consolidated balance sheet as of January 1, 2011. The preferred stock ranked senior to the Company’s common stock in respect of payment of dividends and the distribution of assets upon liquidation of the Company. Dividends could be paid in cash or paid in kind (PIK) in additional shares of preferred stock, at the discretion of the Board of Directors.

The MRPS entitled the holders to dividends at a fixed annual rate of 14.375 percent compounded quarterly and was mandatorily redeemable on January 23, 2014. Upon redemption on March 30, 2011, the MRPS holders received the stated value of $1,000 per share plus all accrued dividends. According to the terms of the agreement with such holders, the early redemption of the MRPS was subject to an early redemption multiplier fee of 5.0 percent. This fee was $2.3 million and is included in the loss on redemption of preferred shares and debt refinancing costs.

At the time of issuance of the MRPS the Company issued freestanding warrants to acquire 7.5 million shares of the Company’s common stock (the Warrants) at an exercise price of $0.01 per share. The Warrants required shareholder approval prior to exercise, and shareholder approval was obtained at a special meeting of the shareholders on October 28, 2009. In November 2009, the Company issued 7.5 million shares of common stock upon the exercise of the Warrants by the holders. The Company determined the fair value of the Warrants was $15.5 million on the issuance date using the Black-Scholes Option Pricing model, which was classified as a discount on the MRPS. The discount was accreted to interest expense in the accompanying consolidated condensed statement of operations over the period of issuance to the mandatory redemption date of the MRPS. The accretion for the years ended December 31, 2011, January 1, 2011, and January 2, 2010 was $0.9 million, $3.5 million, and $1.5 million, respectively. Unamortized discount on MRPS of $9.8 million was included in the loss on redemption of preferred shares and debt refinancing costs recorded in connection with the entry into 2011 credit agreement, as described in Note 5.

NOTE 7—FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC 820, Fair Value Measurements (ASC 820) to assets and liabilities measured at fair value. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FINANCIAL INSTRUMENTS—continued

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

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, recognized as an other noncurrent asset of $0.6 million and $0.8 million as of December 31, 2011 and January 1, 2011, respectively.

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

Interest Rate Swaps

The Company utilizes interest rate swap agreements to limit its exposure to fluctuations in the base lending rate under the Company’s credit facility. These agreements result in the Company paying or receiving the difference between three month LIBOR and fixed interest rates at specified intervals, calculated based on the notional amounts. The interest rate differential to be paid or received is recorded as interest income or expense. Under ASC 815, these swap transactions are designated as cash flow hedges, therefore the effective portion of the derivative’s gain or loss is initially recorded as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged interest expense affects earnings.

On May 24, 2011, the Company entered into two interest rate swap agreements (swaps), each with a notional value of $30.0 million. The swaps became effective on June 30, 2011 and will terminate on March 30, 2014. As of December 31, 2011, the fair value of the swaps was a liability of $0.9 million classified in other current liabilities. For the year ended December 31, 2011, the change in fair value recorded as a component of accumulated other comprehensive income was $0.9 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FINANCIAL INSTRUMENTS—continued

On April 21, 2008, the Company terminated its 2006 series of interest rate swap agreements. Due to termination of the interest rate swap contracts in April 2008, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the terminated swaps during the year ended December 31, 2011 totaled $0.4 million. These terminated swaps were fully amortized as of December 31, 2011.

Currency Forward Contracts

During 2011 the Company entered into a series of short term currency forward contracts (the forwards) to limit its exposure to fluctuations between the Euro and the Swiss Franc. At December 31, 2011, the Company maintained one €0.5 million net settle contract (total notional amount of $0.6 million), that matures monthly through January 2012.

At inception, the forwards were not designated as a hedge under ASC 815, therefore adjustments to fair value are recorded to the balance sheet with a corresponding change to foreign currency transaction gains and losses included in other income (expense) in the statement of operations. For the year ended December 31, 2011, the currency gains and losses associated with forward contracts were nominal.

Interest Rate Cap

On December 30, 2008, the Company purchased an interest rate cap to limit its exposure to increases in the 3-month LIBOR rate above 3 percent per annum. The cost of the interest rate cap was $1.6 million, payment for which was made in January 2009. The cap became effective January 6, 2009, at a notional amount of $256.0 million. The notional amount amortizes downward every six months through the termination of the contract.

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

On April 4, 2010, the interest rate cap was de-designated as a cash flow hedge by the Company. The fair value of the cap as of the de-designation date was an asset of $0.2 million. Due to the de-designation of the cap in April 2010, related accumulated other comprehensive loss balances have been frozen and will be recognized as interest expense over the period of the original hedged cash flows. Interest expense recorded related to the amortization of unrealized losses frozen in accumulated other comprehensive loss during the year ended December 31, 2011 was $0.5 million. The balance in accumulated other comprehensive income related to the cap was fully amortized in 2011.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SHARE-BASED COMPENSATION—continued

Forfeitures—The Company applies an estimated forfeiture rate to options as they vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The Company used the following assumptions in valuing employee options granted during 2011, 2010, and 2009:

	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Volatility	56 - 57%	55 - 56%	56 - 58%
Risk-free interest rates	1.5 - 2.6%	1.8 - 3.1%	2.3 - 3.2%
Expected term of options	7 years	7 years	7 years

Stock Option and Award Activity

Stock Options

Stock option activity for 2011, 2010 and 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value (thousands)
Outstanding at January 3, 2009	3,985,762	$7.53	7.02	$28
Granted	2,381,631	1.49
Exercised	(1,350)	1.29
Forfeited	(158,824)	3.23
Expired	(143,706)	11.26

Outstanding at January 2, 2010	6,063,513	$5.18	7.01	$1,727

Granted	492,435	3.16
Exercised	(302,223)	2.64
Forfeited	(27,016)	2.27
Expired	(708,500)	11.57

Outstanding at January 1, 2011	5,518,209	$4.34	7.30	$9,542

Granted	463,055	4.22
Exercised	(101,310)	1.36
Forfeited	(89,379)	3.42
Expired	(142,279)	9.31

Outstanding at December 31, 2011	5,648,296	$4.27	6.66	$9,581

Vested and expected to vest as of December 31, 2011	5,602,703	$4.28	6.65	$9,529

Exercisable at December 31, 2011	4,471,314	$4.56	6.27	$7,859

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

The weighted average grant date fair value of options granted during 2011 was $2.44. The total intrinsic value of options exercised, determined as of the exercise date, during the same period was $0.3 million. During 2010 and 2009, the weighted average grant date fair value of options granted was $1.84 and $0.89 per share, respectively, and the total intrinsic value of options exercised, determined as of the exercise date, was $0.4 million in 2010 and nominal in 2009.

Restricted Stock Awards

Restricted stock award activity for 2011, 2010, and 2009 was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested balance at January 3, 2009	948,999	$5.25
Granted	559,335	2.03
Vested	(114,440)	9.99
Forfeited	(81,651)	3.68

Unvested balance at January 2, 2010	1,312,243	$3.37	2.24

Granted	141,064	3.25
Vested	(345,609)	2.82
Forfeited	(65,412)	12.50

Unvested balance at January 1, 2011	1,042,286	$3.20	1.99

Granted	89,726	4.63
Vested	(303,713)	3.16
Forfeited	(96,483)	6.08

Unvested balance at December 31, 2011	731,816	$3.24	0.96

Of the 731,816 restricted shares outstanding at the end of 2011, 684,153 vest based upon achievement of performance targets over periods ranging from one to five years. Of the 1,042,286 restricted shares outstanding at the end of 2010, 727,483 vest upon achievement of performance targets over periods ranging from one to five years. Of the 1,312,243 restricted shares outstanding at the end of 2009, 728,634 vest upon achievement of performance targets over periods ranging from one to five years.

The total fair value of shares vested, determined as of the release date was $1.4, $1.1, and $0.2 million during 2011, 2010 and 2009, respectively. The tax benefit that was recognized related to these releases was $0.4, $0.2, and $0.1 million in 2011, 2010, and 2009, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SHARE-BASED COMPENSATION—continued

Restricted Stock Units

Restricted stock unit activity for 2011 and 2010 was as follows:

	Units	Weighted Average Remaining Contractual Term (years)
Unvested balance at January 2, 2010	519,000	3.0

Unvested balance at January 1, 2011	519,000	2.0

Vested	(135,516)

Unvested balance at December 31, 2011	383,484	0.72

Vested and expected to vest as of December 31, 2011	372,515	0.70

Vested at December 31, 2011	—	—

All restricted stock units vest based upon achievement of performance targets over periods ranging from three to five years. All outstanding restricted stock units were granted in 2008. The weighted average grant date fair value of units granted during 2008 was $3.19 per share.

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011, and January 2, 2010 was as follows (in thousands):

	2011	2010	2009
Stock options	$1,266	$1,706	$2,981
Restricted stock awards	603	659	1,556
Restricted stock units	202	350	350
Employee stock purchase plan	20	21	17

Total share-based compensation expense	$2,091	$2,736	$4,904

All share-based compensation expense was recorded in the Consolidated Statements of Operations in the line in which the salary of the individual receiving the benefit was recorded. The total income tax benefit recognized related to this compensation was $0.5 million for the year ended December 31, 2011, $0.8 million for the year ended January 1, 2011, and $1.2 million for the year ended January 2, 2010. As of December 31, 2011, there was unrecognized compensation cost for non-vested share-based compensation of $1.5 million related to options, $0.8 million related to restricted share awards, and $0.4 million related to restricted stock units. These costs are expected to be recognized over remaining weighted average periods of 1.46, 0.96, and 0.72 years, respectively.

Cash received from options exercised during 2011 was $0.1 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investments in Company stock are not allowed under the plans. Participant contributions are matched by the Company based on applicable matching formulas. The matching contributions of the Company are discretionary and, in conjunction with its restructuring efforts, the Company suspended the match in the first quarter of 2009. The Company reinstated the matching of contributions in the second quarter of 2010. The Company’s matching expense for the plans was $0.8 million in 2011 and $0.5 million in 2010.

Swiss Pension Plan

The Company maintains a pension plan for employees of its X-Rite Europe GmbH subsidiary in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plans are held independently of X-Rite’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured through a contract with Swiss Life Insurance Company. Based on the Fund’s design, the Company maintains the right to cancel the contract with Swiss Life Insurance Company and assume full administration of the Fund assets and obligations. The Company has not historically exercised this right and does not anticipate exercising this right in the foreseeable future. Regardless of intent, according to ASC 715 Compensation—Retirement Benefits (ASC 715), because of this right the Company is required to account for this plan as a defined benefit plan. The plan is valued annually using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The last actuarial valuation was carried out as of December 31, 2011. The unfunded status recognized in the Consolidated Balance Sheets, shown in other non-current liabilities, as of December 31, 2011 and January 1, 2011, were determined as follows (in thousands):

	2011	2010
Fair value of plan assets	$33,426	$31,426
Projected benefit obligation	(39,211)	(31,601)

Unfunded status	$(5,785)	$(175)

The following weighted-average assumptions were used in accounting for the defined benefit plan:

	2011	2010
Discount rate	2.35%	2.75%
Expected return on plan assets	3.00%	3.00%
Future salary increases	1.50%	1.00%
Future pension increases	0.25%	0.25%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—EMPLOYEE BENEFIT PLANS—continued

The expected return on plan assets assumption was developed by management with input from third party pension plan asset managers, including a review of asset class return expectations, long-term inflation assumptions, and historical average return.

Net periodic pension cost during 2011, 2010, and 2009 includes the following (in thousands):

	2011	2010	2009
Service cost	$2,187	$2,458	$2,032
Interest	920	735	767
Expected return on plan assets	(1,007)	(784)	(949)

Net periodic pension cost	$2,100	$2,409	$1,850

The Company recorded a loss of $(5.1) million, a gain of $1.7 million, and a loss of $(0.2) million in 2011, 2010, and 2009 respectively, in Other Comprehensive Income related to net actuarial gains and losses. This is the only amount in Accumulated Other Comprehensive Income related to the Swiss pension.

Changes in projected benefit obligations during 2011 and 2010 were as follows (in thousands):

	2011	2010
Projected obligations at beginning of period	$31,601	$26,984
Service cost	2,187	2,458
Interest cost	920	735
Participant contributions	1,123	800
Actuarial (gain) loss	5,961	(1,574)
Benefit payments	(1,972)	(705)
Foreign exchange translation effect	(609)	2,903

Projected obligations at end of period	$39,211	$31,601

Accumulated benefit obligations	$37,336	$30,589

The accumulated benefit obligations are the present value of all benefits based on current and past compensation levels excluding consideration for any future increases in these compensation levels.

The assets held under the collective reinsurance contract by the Plan’s re-insurer Swiss Life Insurance Company are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law. The following table presents a rollforward of pension plan assets measured at fair value on a recurring basis using unobservable inputs (Level 3). Changes in the fair value of plan assets for 2011 and 2010 were as follows (in thousands):

	2011	2010
Fair value at beginning of period	$31,426	$26,320
Benefit payments	(1,972)	(705)
Employer contributions	1,684	1,362
Participant contributions	1,123	800
Gain on plan assets	1,421	756
Foreign exchange translation effect	(256)	2,893

Fair value at end of period	$33,426	$31,426

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—EMPLOYEE BENEFIT PLANS—continued

The weighted average actual asset allocations, by asset category, for the pension plan assets as of December 31, 2011 and January 1, 2011 were as follows:

	2011	2010
Reinsurance contract with Swiss Life	99.4%	99.3%
Real estate	0.0%	0.0%
Other	0.6%	0.7%

Total	100.0%	100.0%

The following estimated future benefit payments, which reflect expected future service, are expected to be paid in the years indicated (in thousands):

2012	$1,490
2013	1,715
2014	1,736
2015	1,912
2016	1,832
2017 - 2021	10,494

The Company expects to contribute $1.6 million to the Plan during 2012.

NOTE 10—INCOME TAXES

The provision (benefit) for income taxes associated with continuing operations consisted of the following (in thousands):

	2011	2010	2009
Current:
Federal	$3,369	$168	$(2,786)
State	(424)	3	14
Foreign	1,239	2,489	814

	4,184	2,660	(1,958)
Deferred:
Federal	(33,383)	—	(723)
State	(1,996)	—	—
Foreign	(4,621)	(4,898)	(2,011)

	(40,000)	(4,898)	(2,734)

	$(35,816)	$(2,238)	$(4,692)

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES—continued

Major components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	2011	2010
Assets:
Net operating losses	$38,622	$44,450
XR Ventures impairment allowances	3,055	3,032
Acquired intangibles	16,033	19,536
Tax credits	3,334	3,654
Capital losses	1,686	1,673
Accruals not currently deductible	3,121	1,136
Inventories	4,531	4,570
Compensation accruals	2,324	1,935
Foreign tax withholding	—	434
Share-based compensation	2,431	3,214
Other	1,270	1,561

	76,407	85,195
Valuation allowance	(26,181)	(71,051)

Deferred income tax assets	50,226	14,144

Liabilities:
Acquired intangibles	(4,809)	(7,004)
Software development costs	(4,696)	(3,673)
Foreign exchange	(763)	(1,753)
Property, plant and equipment	(1,475)	(1,875)
Other	(2,187)	(2,324)

Deferred income tax liabilities	(13,930)	(16,629)

Net deferred income tax assets (liabilities)	$36,296	$(2,485)

The Company had recorded valuation allowances on its deferred income tax assets, tax credit carry-forwards, and net operating loss carry-forwards for which it is not more likely than not that a future benefit will be realized. The tax credit and net operating loss carry-forwards relate to operations in the United States which expire at various dates through 2029 and also pertain to operations outside of the United States which expire at various dates in the future.

By the end of 2011, the cumulative loss of U.S. operations was offset by recent operating performance, which included positive income for both 2010 and 2011. The improvement in profitability has been driven by the complete refinancing of our debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost controls. The Company concluded that the trend in earnings, the elimination of substantial costs through the restructuring, and our aligned cost structure results in the more likely than not realization of the deferred future benefits. Accordingly, the Company released a significant portion of the valuation allowance against net deferred tax assets in the United States.

As of December 31, 2011, we have retained a valuation allowance against remaining deferred tax assets in the U.S., United Kingdom, Switzerland, Luxembourg, China, and Japan.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES—continued

The following table provides the components of earnings before income taxes and represents a reconciliation of income taxes at the United States statutory rate with the effective rate as follows (in thousands):

	2011	2010	2009
Domestic income (loss) before income taxes	9,300	7,066	(22,233)
Foreign income before income taxes	4,245	(5,663)	(7,701)

	13,545	1,403	(29,934)

Income taxes (benefit) computed at statutory rate of 35%	$4,741	$491	$(10,477)
Increase (decrease) in taxes resulting from:
Permanent differences	5,373	4,929	(3,179)
Change in valuation allowance	(47,216)	(15,432)	6,721
Rate differential on foreign income	(1,907)	1,628	2,605
Statutory rate changes	—	—	1,962
Foreign withholding tax on unremitted foreign income	(721)	3	(45)
Foreign net operating losses and tax credits	—	5,726	(99)
Settlements with taxing authorities	(49)	—	(485)
State income taxes	987	565	(528)
Increase (decrease) in reserve for uncertain tax positions	3,086	(248)	(597)
Other	(110)	100	(570)

	$(35,816)	$(2,238)	$(4,692)

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $55.4 million at December 31, 2011, $25.6 million at January 1, 2011, and $7.1 million at January 2, 2010. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Cash (refunded) or expended for income taxes was $0.6, $(1.2), and $8.5 million in 2011, 2010 and 2009, respectively.

Uncertain Tax Positions

The following table summarizes the activity related to amounts recorded for uncertain tax positions, exclusive of interest and penalties, from January 2, 2010 to December 31, 2011 (in thousands):

Balance as of January 3, 2009	$5,391
Increases related to prior year tax positions	78
Decreases related to prior year tax positions	(289)

Balance as of January 2, 2010	$5,180
Increases related to prior year tax positions	89
Decreases related to prior year tax positions	(296)

Balance as of January 1, 2011	4,973
Increases related to current year tax positions	5,680
Decreases related to prior year tax positions	(188)
Decreases related to settlements with taxing authorities	(160)
Decreases related to lapsing of the statute of limitations	(29)

Balance as of December 31, 2011	$10,276

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES—continued

A portion of the Company’s liabilities related to uncertain tax positions are netted against the corresponding deferred tax assets for financial statement purposes for 2011. The amount of liabilities netted against deferred tax assets is $4.2 million as of December 31, 2011.

The Company’s liabilities related to uncertain tax positions and related interest and penalties are recorded as a component of long-term accrued income taxes in the accompanying Consolidated Financial Statements. The Company had accrued $1.7 million and $1.6 million for payment of interest and penalties as of December 31, 2011 and January 1, 2011, respectively.

Unrecognized tax benefits, including interest and penalties, that, if recognized would favorably affect the Company’s effective tax rate in the future were $9.1 and $6.0 million as of December 31, 2011 and January 1, 2011, respectively.

The Company and its subsidiaries are periodically examined by various taxing authorities. The Company files federal, state, and local tax returns in the United States as well as several foreign countries. Its primary income tax jurisdictions are the United States and Switzerland. The Internal Revenue Service has examined the Company’s 2007 federal tax return. The tax years 2006-2011 remain subject to examination by the Internal Revenue Service for federal income tax purposes, and the years 2010-2011 remain subject to examination by the appropriate governmental agencies for Swiss tax purposes.

NOTE 11—CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and derivative instruments. In all cases, the maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. The need for reserves for such losses is continually assessed, and historically has been within expectations. The Company does not require collateral or other security to support financial instruments subject to credit risk.

With respect to derivative instruments, the Company’s credit risk is limited due to the counterparties being high credit quality financial institutions.

With respect to trade receivables, the Company’s credit risk is limited due to a relatively large customer base and its dispersion across different industries and geographic areas.

NOTE 12—OPERATING LEASES

The Company leases real property, equipment and automobiles under agreements that expire on various dates through 2016. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

2012	4,646
2013	3,929
2014	1,323
2015	775
2016	715

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—OPERATING LEASES—continued

Total lease expense charged to continuing operations was $4.0, $3.8, and $4.5 million in 2011, 2010 and 2009, respectively. Substantially all of the minimum lease payments under operating leases are related to rental of facilities.

NOTE 13—CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

The Company has provided to third parties standby letters of credit and performance guarantees with face amounts of $1.4 million and $0.6 million, respectively. The terms of these agreements, including renewal provisions and expected performance periods, expire at various dates through January 2013.

The Company offers standard product warranties ranging from one to three years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended December 31, 2011 and January 1, 2011. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In thousands, except per share data)	Sales	Gross Profit	Operating Income	Net Income (Loss)	Basic Income (Loss) Per Share	Diluted Income (Loss) Per Share
Period
2011:
Fourth Quarter	$58,416	$34,290	$10,048	$44,835	$0.52	$0.51
Third Quarter	57,003	33,920	8,359	7,005	0.08	0.08
Second Quarter	64,627	38,035	10,772	8,557	0.10	0.10
First Quarter	57,506	34,470	9,018	(11,036)	(0.13)	(0.13)
2010:
Fourth Quarter	$58,958	$35,003	$8,921	$3,980	$0.05	$0.05
Third Quarter	55,428	32,745	6,935	(132)	—	—
Second Quarter	57,128	34,325	8,230	1,939	0.02	0.02
First Quarter	51,226	31,008	4,843	(2,146)	(0.03)	(0.03)

The aggregate quarterly income (loss) per share amounts as disclosed in the table above do not equal the annual diluted loss per share because each quarter is calculated independently of the annual period.

In the first quarter of 2011, the Company recorded a loss on redemption of MRPS and debt refinancing costs of $13.8 million. In the fourth quarter of 2011, the Company recorded an income tax benefit of $47.2 million for the reversal of valuation allowances previously established against deferred tax assets. See the Notes to the Consolidated Financial Statements for discussion of the above items.

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

(ii) INTERNAL CONTROLS OVER FINANCIAL REPORTING

(a) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 34 of this report on Form 10-K.

(b) Attestation Report of the Registered Public Accounting Firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth on page 35 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION—None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors

Information relating to directors appearing under the caption “Election of Directors” and procedures by which shareholders may recommend nominees to the Company’s Board of Directors “Director Selection Criteria and Review of Director Nominees” from our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

(b) Officers

Information relating to executive officers is included in this report in the Supplementary Item to Part I under the caption “Executive Officers of the Company.”

(c) Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement for the 2012 Annual meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

(d) Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The code of ethics is posted on the Company’s website at www.xrite.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting such information on the Company’s website. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations at the corporate headquarters. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

(e) Audit Committee Information

Information concerning the Company’s Audit Committee and its audit committee financial expert appearing under the caption “Board Leadership Structure and its Committees” from our definitive Proxy Statement for the 2012 Annual meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion & Analysis,” “Agreements and Other Arrangements” and “Information Regarding Executive Officer Compensation” contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Equity Compensation Plan Summary,” “Securities Ownership by Principal Shareholders” and “Securities Ownership by Management and Directors” contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Party Transactions,” “Review and Approval of Related Person Transactions” and “Director Independence” contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Relationship with Our Independent Auditors” and “Preapproval Policy for Auditor Services” contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1 The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

(a) 2 The following financial statements schedule is filed as a part of this report beginning on page 76:

Schedule II Valuation and Qualifying Accounts

(b)	See Exhibit Index located on page 77.

(c)	All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to Consolidated Financial Statements, or otherwise not required under the instructions contained in Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

Signature	Title	Date

/S/ THOMAS J. VACCHIANO JR. Thomas J. Vacchiano Jr.	Chief Executive Officer (principal executive officer)	March 15, 2012

/S/ RAJESH K. SHAH Rajesh K. Shah	Chief Financial Officer (principal financial officer)	March 15, 2012

/S/ JEFFREY D. MCKEE Jeffrey D. McKee	Corporate Controller (principal accounting officer)	March 15, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 15th day of March, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

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

Signature	Title	Date

/S/ GIDEON ARGOV	Director	March 15, 2012
Gideon Argov

/S/ BRADLEY J. COPPENS	Director	March 15, 2012
Bradley J. Coppens

/S/ DAVID A. ECKERT	Director	March 15, 2012
David A. Eckert

/S/ COLIN M. FARMER	Director	March 15, 2012
Colin M. Farmer

/S/ DANIEL M. FRIEDBERG	Director	March 15, 2012
Daniel M. Friedberg

/S/ L. PETER FRIEDER	Director	March 15, 2012
L. Peter Frieder

/S/ JOHN E. UTLEY	Director	March 15, 2012
John E. Utley

/S/ THOMAS J. VACCHIANO JR.	Director	March 15, 2012
Thomas J. Vacchiano Jr.

/S/ MARK D. WEISHAAR	Director	March 15, 2012
Mark D. Weishaar

Valuation and Qualifying Accounts

X-Rite, Incorporated

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Recoveries) *	Balance at End of Period
Year ended December 31, 2011
Allowance for losses on accounts receivable	$1,780	$116	$693	$1,203

Year ended January 1, 2011
Allowance for losses on accounts receivable	$2,561	$371	$1,152	$1,780

Year ended January 2, 2010
Allowance for losses on accounts receivable	$3,391	$730	$1,560	$2,561

*	Deductions represent uncollectible accounts written-off, net of recoveries

EXHIBIT INDEX

3(1)	Restated Articles of Incorporation (incorporated by reference to exhibit to Form S-18 dated April 10, 1986).

3(2)	Certificate of Amendment to Restated Articles of Incorporation amending Article IV (incorporated by reference to exhibit to Form 10-K for the year ended January 2, 1999).

3(3)	Restated Articles of Amendment to Restated Articles of Incorporation amending Article III (incorporated by reference to exhibit 3.1 to Form 8-K filed by X-Rite, Incorporated on May 18, 2011).

3(4)	Third Amended and Restated Bylaws of X-Rite, Incorporated (incorporated by reference to exhibit 3.2 of the Form 8-K filed by X-Rite, Incorporated on May 20, 2011).

4(1)	X-Rite, Incorporated common stock certificate specimen (incorporated by reference to exhibit to Form 10-Q for the quarter ended June 30, 1986).

4(2)	Shareholder Protection Rights Agreement, dated as of March 29, 2002, including as Exhibit A the form of Rights Certificate and of Election to Exercise, and as Exhibit B the form of Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock of the Company (incorporated by reference to exhibit to Form 10-K for the year ended December 29, 2001).

4(3)	Amendment No. 1, dated as of August 20, 2008, to Shareholder Protection Rights Agreement, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002 (incorporated by reference to exhibit 4.2 of the Form 8-A/A filed by X-Rite, Incorporated on August 20, 2008)

4(4)	Amendment No. 2 to Shareholder Protection Rights Agreement, dated as of August 18, 2009, between X-Rite, Incorporated and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), dated as of March 29, 2002 (incorporated by reference to exhibit 4.3 of the Form 8-A/A filed by X-Rite, Incorporated on August 20, 2009)

4(5)	Registration Rights Agreement, dated as of October 28, 2008, by and among X-Rite, Incorporated and Oepx, LLC and Sagard Capital Partners, L.P. and Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and Tinicum Capital Partners II Executive Fund L.L.C. (incorporated by reference to exhibit 4.3 of the Form 8-K filed by X-Rite, Incorporated on October 28, 2008)

4(6)	Amendment No 1. to Registration Rights Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, OEPX, LLC, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (incorporated by reference to exhibit 10.8 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(1)	First Lien Credit and Guaranty Agreement dated as of October 24, 2007 among X-Rite, Incorporated, as Company, Certain Subsidiaries of X-Rite, Incorporated, as Guarantors, Various Lenders, Fifth Third Bank, a Michigan banking corporation, as Administrative Agent and Collateral Agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent, National City Bank, as Co-documentation Agent, and LaSalle Bank Midwest, N.A., as Co-documentation Agent (incorporated by reference to exhibit 10(33) to Form 10-K for the year ended December 29, 2007).

10(2)	Forbearance Agreement and Consent, Waiver and Amendment No. 1 related to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among the X-Rite, Incorporated, certain Company’s subsidiaries as guarantors, certain financial institutions from time to time party thereto and Fifth Third Bank, as administrative agent and collateral agent for the First Lien Lenders (incorporated by reference to exhibit 10.3 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

EXHIBIT INDEX—continued

10(3)	Consent and Amendment No. 2 to First Lien Credit and Guaranty Agreement and Amendment No. 1 to Pledge and Security Agreement (First Lien), dated as of August 18, 2009, to the First Lien Credit and Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other parties thereto (incorporated by reference to exhibit 10.9 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(3)	Amendment No. 3 to First Lien Credit and Guaranty Agreement, dated as of December 17, 2009, by and among X-Rite, Incorporated and other parties thereto (incorporated by reference to exhibit 10.1 of the Form 10-K filed by X-Rite, Incorporated on May 13, 2010)

10(4)	Consent and Amendment No. 4 to the First Lien and Credit Guaranty Agreement, dated as of March 5, 2010, by and among X-Rite, Incorporated and the other parties thereto (incorporated by reference to exhibit 10.2 of the Form 10-K filed by X-Rite, Incorporated on May 13, 2010)

10(5)	Consent and Amendment No. 5 to the First Lien Credit and Guaranty Agreement, dated as of September 28, 2010, to the First Lien Credit Guaranty Agreement, dated as of October 24, 2007, among X-Rite, Incorporated and the other parties thereto (incorporated by reference to exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on October 4, 2010)

10(6)	Investment Agreement, dated as of August 20, 2008, between X-Rite, Incorporated and OEPX, LLC (incorporated by reference to exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(7)	Amendment No. 1 to Investment Agreement, dated as of August 18, 2009, between X-Rite, Incorporated and OEPX, LLC (incorporated by reference to exhibit 10.6 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(8)	Investment Agreement dated as of August 20, 2008 between X-Rite, Incorporated, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund and Tinicum Capital Partners II Executive Fund (incorporated by reference to exhibit 10.2 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2008)

10(9)	Amendment No. 1 to Investment Agreement, dated as of August 18, 2009, among X-Rite, Incorporated, Sagard Capital Partners, L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (incorporated by reference to exhibit 10.7 of the Form 8-K filed by X-Rite, Incorporated on August 20, 2009)

10(10)	Credit Agreement, dated March 30, 2011, by and among X-Rite, Incorporated, Bank of America, N.A., as Administrative Agent, Fifth Third Bank and General Electric Capital Corporation, as Co-Syndication Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on March 31, 2011).

*10(11)	Employment Agreement between X-Rite, Incorporated and Francis Lamy, effective as of July 5, 2006 (incorporated by reference to exhibit 10.3 to Form 8-K dated January 31, 2006).

*10(12)	Employment Agreement between X-Rite, Incorporated and Thomas J. Vacchiano, Jr., effective as of July 5, 2006 (incorporated by reference to exhibit 10.2 to Form 8-K dated January 31, 2006 and incorporated herein by reference).

*10(13)	Offer Letter between X-Rite, Incorporated and Rajesh K. Shah executed on October 13, 2009 (incorporated by reference to exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on October 16, 2009).

*10(14)	X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (incorporated by reference to Appendix A to the definitive proxy statement dated April 11, 2003).

EXHIBIT INDEX—continued

*10(15)	First Amendment to the X-Rite, Incorporated Amended and Restated Outside Director Stock Option Plan, effective as of January 26, 2003 (incorporated by reference to exhibit to Form 10-Q for the quarter ending July 3, 2004).

*10(16)	X-Rite, Incorporated Amended and Restated Employee Stock Option Plan, effective as of January 26, 2003 (incorporated by reference to Appendix A to the definitive proxy statement dated April 11, 2003 and incorporated herein by reference).

*10(17)	X-Rite Incorporated Amended and Restated Employee Stock Purchase Plan, effective as of February 10, 2004 (incorporated by reference to Appendix A to the definitive proxy statement dated April 7, 2004 and incorporated herein by reference).

*10(18)	Form of Stock Option Agreement from the 2003 Amended and Restated Outside Director Stock Option Plan (incorporated by reference to exhibit 10.22 to Form 10-K for the year ended January 1, 2005).

*10(19)	Form of Stock Option Agreement from the 2003 Amended and Restated Employee Stock Option Plan (incorporated by reference to exhibit 10.23 to Form 10-K for the year ended January 1, 2005).

*10(20)	Form of X-Rite, Incorporated Second Restricted Stock Plan Agreement (incorporated by reference to exhibit to Form 10-K for the year ended January 1, 2005).

*10(21)	X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan, effective as of June 30, 2006 (incorporated by reference to Exhibit A to the definitive proxy statement dated July 24, 2006).

*10(22)	Form of Officer Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10(23) to Form 10-K for the year ended December 29, 2007).

*10(23)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10(24) to Form 10-K for the year ended December 29, 2007).

*10(24)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10(25) to Form 10-K for the year ended December 29, 2007).

*10(25)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10(26) to Form 10-K for the year ended December 29, 2007).

*10(26)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2006 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10(27) to Form 10-K for the year ended December 29, 2007).

*10(27)	Change of Control Severance Plan for Senior Executives dated April 1, 2007 (incorporated by reference to exhibit 10.1 to Form 8-K dated April 5, 2007).

*10(28)	X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan on October 28, 2008 (incorporated by reference to Annex D of Schedule 14A filed by X-Rite, Incorporated on September 26, 2008)

*10(29)	Form of Restricted Stock Unit (RSU) Grant Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.31 to Form 10-K for the year ended January 3, 2009).

*10(30)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.32 to Form 10-K for the year ended January 3, 2009).

EXHIBIT INDEX—continued

*10(31)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.33 to Form 10-K for the year ended January 3, 2009).

*10(32)	Form of Consultant & Advisor Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.34 to Form 10-K for the year ended January 3, 2009).

*10(33)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.35 to Form 10-K for the year ended January 3, 2009).

*10(34)	Form of Restricted Stock Unit (RSU) Grant Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan (incorporated by reference to exhibit 10.36 to Form 10-K for the year ended January 3, 2009).

*10(35)	Form of Employee Stock Option Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan (incorporated by reference to exhibit 10.37 to Form 10-K for the year ended January 3, 2009).

*10(36)	Form of Restricted Stock Agreement under the X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan and awarded in connection with the Company’s 2008 Corporate Recapitalization Plan (incorporated by reference to exhibit 10.38 to Form 10-K for the year ended January 3, 2009).

*10(37)	Offer Letter between X-Rite, Incorporated and Rajesh K. Shah executed on October 13, 2009 (incorporated by reference to exhibit 10.1 of the Form 8-K filed by X-Rite, Incorporated on October 16, 2009).

*10(38)	Amendment No. 1 to X-Rite, Incorporated 2008 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.1 of the Form 10-Q filed by X-Rite, Incorporated on November 10, 2011).

*10(39)	X-Rite, Incorporated 2011 Omnibus Long Term Incentive Plan (Incorporated by reference to Annex A of Schedule 14A filed by X-Rite, Incorporated on April 5, 2011).

*10(40)	Amendment No. 1 to X-Rite, Incorporated 2011 Omnibus Long Term Incentive Plan (incorporated by reference to exhibit 10.2 of the Form 10-Q filed by X-Rite, Incorporated on November 10, 2011).

*10(41)	Form of Outside Director Stock Option Agreement under the X-Rite, Incorporated Omnibus Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Form 10-Q filed by X-Rite, Incorporated on March 31, 2011).

*10(42)	Form of Restricted Stock Agreement under the X-Rite, Incorporated Omnibus Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by X-Rite, Incorporated on March 31, 2011).

*10(43)	Offer Letter, dated October 26, 2011, between X-Rite, Incorporated and Vijender Stalam

14	X-Rite, Incorporated Code of Ethics for Senior Executive Team (filed as exhibit to Form 10-K for the year ended January 3, 2004 and incorporated herein by reference).

21	Subsidiaries of X-Rite, Incorporated.

23	Consent of Independent Registered Public Accounting Firm.

31(1)	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31(2)	Certification of the Chief Financial Officer and Vice President of Finance of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT INDEX—continued

32(1)	Certification Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2011 and January 1, 2011; (ii) consolidated statements of operations for each of the three years in the period ended December 31, 2011; (iii) consolidated statements of shareholders’ investment for each of the three years in the period ended December 31, 2011; (iv) consolidated statements of cash flows for each of the three years in the period ended December 31, 2011; and (iv) notes to the consolidated financial statements.

*	Agreements or compensation plans or arrangements with or relating to executive officers, directors or related parties.