Form 10-Q
period 2012-03-31
X RITE INC
filed 2012-05-10
CIK 790818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

On April 27, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.10 per share, was 86,289,684.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$4,333	$6,323
Accounts receivable, net of allowance of $1,234 in 2012 and $1,203 in 2011	35,442	35,740
Inventories, net	26,904	26,192
Deferred income taxes	12,768	12,767
Prepaid expenses and other current assets	5,820	4,403

	85,267	85,425

Property plant and equipment:
Land	2,796	2,796
Buildings and improvements	23,771	23,802
Machinery and equipment	38,926	37,967
Furniture and office equipment	24,496	24,984
Construction in progress	5,591	5,300

	95,580	94,849
Less accumulated depreciation	(57,042)	(56,121)

	38,538	38,728

Other assets:
Goodwill	233,986	233,941
Indefinite-lived intangibles	13,433	13,433
Other intangibles, net of accumulated amortization of $53,887 in 2012 and $50,921 in 2011	40,680	43,646
Deferred income taxes	23,671	25,914
Other noncurrent assets	22,410	22,041

	334,180	338,975

	$457,985	$463,128

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Current portion of long-term debt	$10,369	$11,783
Accounts payable	10,920	11,685
Accrued liabilities:
Payroll and employee benefits	7,162	9,221
Income taxes	895	809
Deferred income taxes	922	885
Deferred revenue	3,503	3,251
Other	4,227	4,821

	37,998	42,455

Other liabilities:
Long-term debt, less current portion	133,445	138,031
Deferred income taxes	1,233	1,500
Accrued income taxes	7,808	7,764
Other	7,116	6,764

	149,602	154,059

Shareholders’ investment:
Common stock, $0.10 par value, 150,000,000 shares authorized; 85,853,921 and 85,374,669 shares issued and outstanding, in 2012 and 2011, respectively	8,585	8,538
Additional paid-in capital	277,588	276,983
Retained deficit	(22,767)	(23,750)
Accumulated other comprehensive income	6,979	4,843

	270,385	266,614

	$457,985	$463,128

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net Sales	$56,450	$57,506

Cost of sales	22,479	23,036

Gross profit	33,971	34,470

Operating expenses:
Selling and marketing	15,295	14,744
Research, development and engineering	5,789	5,689
General and administrative	6,092	5,019

	27,176	25,452

Operating income	6,795	9,018

Interest expense	(1,851)	(5,627)
Loss on redemption of preferred shares and debt refinancing costs	—	(13,828)
Other expense	(1,728)	(562)

Income (loss) before income taxes	3,216	(10,999)

Income tax expense	2,233	37

Net income (loss)	$983	$(11,036)

Basic and diluted net income (loss) per share	$0.01	$(0.13)

Comprehensive income (loss)	$3,119	$(9,103)

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$983	$(11,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,585	1,585
Amortization	4,311	4,084
Amortization of deferred financing costs	308	669
Amortization of discount on mandatorily redeemable preferred stock	—	863
Deferred income tax (credit)	1,992	(118)
Share-based compensation	617	285
Gain on sale of assets	(63)	(85)
Loss on redemption of preferred shares and debt refinancing costs	—	13,828
Pension and postretirement benefit expense	361	513
Derivative fair value adjustments and charges	51	424
Changes in operating assets and liabilities:
Accounts receivable	754	(31)
Inventories	(482)	(894)
Prepaid expenses and other current assets	(1,931)	(1,612)
Accounts payable	(918)	(1,185)
Income taxes	95	(115)
Accrued payroll and employee benefits	(2,211)	(6,590)
Other current and non-current liabilities	(243)	540

Net cash provided by operating activities	5,209	1,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,106)	(1,051)
Increase in capitalized software	(1,850)	(2,016)
Proceeds from sales of assets	78	104

Net cash used for investing activities	(2,878)	(2,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	185,000
Payment of long-term debt	(6,000)	(136,598)
Redemption of mandatorily redeemable preferred stock	—	(46,980)
Debt amendment and refinancing costs	—	(5,625)
Other	35	42

Net cash used for financing activities	(5,965)	(4,161)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,644	1,191

NET DECREASE IN CASH	(1,990)	(4,808)
CASH AT BEGINNING OF YEAR	6,323	11,709

CASH AT END OF PERIOD	$4,333	$6,901

The accompanying notes are an integral part of these statements.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by X-Rite, Incorporated (“X-Rite” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. All such adjustments were of a normal and recurring nature. The balance sheet at December 31, 2011 (fiscal year 2011) has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of X-Rite, Incorporated and its Subsidiaries. The Company has one operating segment as defined by ASC 280, Segment Reporting (ASC 280). As a result, the financial statement information provided has been presented to reflect one reportable segment, consisting of the Company’s consolidated results. All inter-company accounts and transactions have been eliminated. The Company reports its operations and cash flows on a 52-53 week basis ending on the Saturday closest to December 31. Both the current fiscal year ending December 29, 2012 (fiscal year 2012) and the prior fiscal year ending December 31, 2011, contained 52 weeks.

NOTE 2—NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company) and is applied prospectively. This standard impacts disclosure only and therefore adoption did not have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No-05 (ASU 2011-12), which defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. These standards impact presentation and disclosure only and therefore their adoption in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 3—INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$19,619	$19,369
Work in process	11,762	11,726
Finished goods	8,965	8,601

Gross Inventories	40,346	39,696
Reserves	(13,442)	(13,504)

Inventories, net	$26,904	$26,192

NOTE 4—GOODWILL, INDEFINITE-LIVED INTANGIBLES, AND OTHER AMORTIZABLE INTANGIBLE ASSETS

A summary of changes in goodwill and indefinite-lived intangibles for the three months ended March 31, 2012, consisted of the following (in thousands):

	Goodwill	Indefinite-lived intangibles	Total
December 31, 2011	$233,941	$13,433	$247,374
Foreign currency adjustments	45	—	45

March 31, 2012	$233,986	$13,433	$247,419

The following is a summary of changes in net amortizable intangible assets for the three months ended March 31, 2012 (in thousands):

	December 31, 2011	Amortization Expense	March 31, 2012
Technology and patents	$13,780	$(1,752)	$12,028
Customer relationships	26,745	(922)	25,823
Trademarks and trade names	3,121	(292)	2,829

Total	$43,646	$(2,966)	$40,680

Estimated future amortization expense for intangible assets as of March 31, 2012, for the succeeding years is as follows (in thousands):

Remaining 2012	$8,899
2013	4,939
2014	4,595
2015	4,595
2016	2,970
Thereafter	14,682

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 5—LONG-TERM DEBT

As of March 31, 2012, the Company’s long-term debt consisted of the following (in thousands):

Senior secured term note, due March 30, 2016	$143,814
Revolving credit facility, due March 30, 2016	—

143,814
Less current portion	(10,369)

Total long-term debt	$133,445

Principal maturities on long-term debt are as follows (in thousands):

Remaining 2012	$5,680
2013	10,407
2014	14,192
2015	20,815
2016	92,720

$143,814

Subsequent to the quarter ended March 31, 2012, the Company made voluntary payments of $2.8 million against its senior secured borrowings, which are reflected in the current portion of long-term debt.

Senior Secured Credit Agreement

The credit agreement initially consisted of a $170 million term loan and an available $55 million revolving credit facility, which both mature on March 30, 2016. Obligations under the credit agreement are secured by essentially all of the tangible and identifiable intangible assets of the Company, with the exception of real estate. The credit agreement provides variable interest rate options from which the Company may select, as described below, and the unused portion of the revolving credit facility is subject to a fee of 0.45 percent per annum. The credit agreement contains operational and financial covenants that, in addition to obligating the Company to deliver financial reports and maintain certain financial ratios, limits the Company’s ability to create liens, incur indebtedness, make fundamental changes involving the Company and its subsidiaries, make investments or acquisitions, and make certain capital expenditures, among other things. As of March 31, 2012, the Company was in compliance with the covenants contained in its credit agreement.

Outstanding borrowings under the credit agreement bear interest at a rate per annum equal to LIBOR or Prime interest rate, plus a 3.25 and 2.25 percent margin, respectively (subject to adjustments based on the Company’s consolidated leverage ratio), payable in arrears on the last day of the applicable interest period, but in no event less frequently than every three months. As of March 31, 2012, the weighted average interest rate in effect under the terms of the credit agreement was 3.12 percent. The Company holds interest rate swaps to limit a portion of its LIBOR exposure (see Note 7 for further discussion). Prior to entering into the credit agreement in the first quarter of 2011, the Company had designated its borrowings under the Prime interest rate, with an effective interest rate of 5.75 percent.

The Company has classified debt within Level 2 of the fair value hierarchy. The Company’s estimate of fair value for debt approximates its carrying amount as of March 31, 2012.

In connection with the 2011 first quarter refinancing of the previous credit facilities and mandatorily redeemable preferred stock (MRPS), the Company recorded a loss on redemption of preferred shares and debt refinancing costs of $13.8 million. These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 5—LONG-TERM DEBT—continued

Deferred Financing Costs

In connection with the execution of the current credit agreement, the Company has $6.2 million of deferred financing costs, consisting of $2.3 million of current fees to creditors and third parties and $3.9 million of unamortized deferred financing costs associated with the previous credit facility. These costs are being amortized over the life of the related agreement. Unamortized deferred financing costs were $4.9 and $5.2 million, as of March 31, 2012 and December 31, 2011, net of accumulated amortization of $1.2 and $0.9 million as of the same periods, respectively.

NOTE 6—FINANCIAL INSTRUMENTS

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

The Company has classified certain marketable securities held in a trust for a former employee within Level 1 of the fair value hierarchy, recognized as an other noncurrent asset of $0.6 million as of March 31, 2012 and December 31, 2011, respectively.

The Company has classified its interest rate swaps and currency forward contracts within Level 2 of the fair value hierarchy. As of March 31, 2012 and December 31, 2011, the net carrying value of these instruments was $(1.1) million and $(0.9) million, respectively, classified in other current liabilities in the Company’s consolidated balance sheet. Fair values are measured as the present value of all expected future cash flows adjusted to reflect the credit quality of the party bearing the cash flow obligation to pay if significant.

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

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 6—FINANCIAL INSTRUMENTS—continued

On May 24, 2011, the Company entered into two interest rate swap agreements (swaps), each with a notional value of $30.0 million. The swaps became effective on June 30, 2011 and will terminate on March 30, 2014. As of March 31, 2012, the fair value of the swaps was a liability of $1.0 million. For the three month period ended March 31, 2012, the change in fair value recorded as a component of accumulated other comprehensive income was $0.1 million.

Currency Forward Contracts

During 2012 the Company entered into a series of short term currency forward contracts (the forwards) to limit its exposure to fluctuations between the Euro and the Swiss Franc. At March 31, 2012, the Company maintained four €0.5 million net settle contracts (total notional amount of $2.7 million), that mature monthly through May 2012.

At inception, the forwards were not designated as a hedge under ASC 815, therefore adjustments to fair value are recorded to the balance sheet with a corresponding change to foreign currency transaction gains and losses included in other income (expense) in the statement of operations. For the three month period ended and at March 31, 2012, the currency gains and losses associated with the forward contracts were $0.1 million and the fair value was negligible. The fair value and related charges at April 2, 2011 and for the three month period ended were negligible.

NOTE 7—SHARE-BASED COMPENSATION

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

Valuation of Share-Based Compensation

The Company used the following assumptions in valuing employee options granted during the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Dividend yield	0%	0%
Volatility	56%	56%
Risk-free interest rates	1.7%	2.6%
Expected term of options	7 years	7 years

Share-Based Compensation Expense

Total share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2012 and April 2, 2011 were as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Stock options	$325	$281
Restricted stock awards	172	36
Restricted stock units	116	(36)
Employee stock purchase plan	4	4

Total share-based compensation expense	$617	$285

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 7—SHARE-BASED COMPENSATION—continued

All share-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the line in which the salary of the individual receiving the benefit was recorded. As of March 31, 2012, there was unrecognized compensation cost for non-vested share-based compensation of $3.6 million related to options, $0.7 million related to restricted share awards, and $1.1 million related to restricted share units. These costs are expected to be recognized over remaining weighted average periods of 2.1, 1.3, and 1.6 years, respectively.

During the three months ended March 31, 2012, 464,049 restricted share awards and units were released due to the satisfaction of performance conditions met for the year ended December 31, 2011.

NOTE 8—EMPLOYEE BENEFIT PLANS

401(k) Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full time U.S. employees. Investment decisions are made by individual employees. Investment in Company stock is not allowed under the plan. The matching contributions of the Company are discretionary. The Company’s matching expense for the plan was $0.4 million and $0.3 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

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

Net projected periodic pension cost of the plan includes the following components (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$656	$776
Interest	235	214
Expected return on plan assets	(256)	(235)
Less contributions paid by employees	(274)	(242)

Net periodic pension cost	$361	$513

The Company is currently evaluating what additional contributions, if any, will be made to the pension plan during the remainder of 2012. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

NOTE 9—INCOME TAXES

For the three month period ended March 31, 2012, the Company recorded tax expense of $2.2 million on pre-tax income of $3.2 million, resulting in an effective income tax rate of 69.4 percent. The tax expense is primarily the result of income tax expense of $2.2 million related to U.S. federal and state income taxes. For the three month period ended April 2, 2011, the Company recorded a nominal income tax expense on pre-tax losses of $11.0 million, resulting in an effective income tax rate of 0.3 percent. The nominal tax expense is the result of income tax expenses of $0.1 million related to uncertain tax positions and income tax benefits of $0.1 million related primarily to income tax in foreign countries.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 9—INCOME TAXES—continued

As of March 31, 2012, we have retained a valuation allowance against remaining deferred tax assets in the U.S., United Kingdom, Switzerland, Luxembourg, China, and Japan. The effective tax rate in 2012 and 2011 differs from the U.S. statutory rate of 35 percent primarily due to entities for which no tax benefit was recorded because of cumulative losses.

The Company maintains income tax accruals related to uncertain tax benefits, inclusive of accrued interest, totaling $7.8 million as of both March 31, 2012 and December 31, 2011.

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

NOTE 10—EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share (EPS) (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Numerators:
Net income (loss)	$983	$(11,036)
Adjustment for earnings allocated to restricted common stock	(8)	—

Net income (loss) used in calculating basic EPS	975	(11,036)
Adjustment for earnings reallocated to nonvested restricted common stock	7	—

Net income (loss) used in calculating diluted EPS	$982	$(11,036)

Denominators:
Weighted average shares outstanding	86,121	85,872
Adjustment for non-vested restricted common stock	(660)	(942)

Shares used in calculating basic EPS	85,461	84,930
Effect of dilutive stock options and awards	1,950	—

Shares used in calculating diluted EPS	87,411	84,930

Net income (loss) per share:
Basic	$0.01	$(0.13)
Diluted	$0.01	$(0.13)

The number of stock options and awards that were not included in the diluted earnings (loss) per share calculation because the effect would have been anti-dilutive for the three month periods ended March 31, 2012 and April 2, 2011 was approximately 1,939 and 5,624, respectively.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 11—COMPREHENSIVE INCOME

Comprehensive income (loss) was $3.1 million and $(9.1) million for three months ended March 31, 2012 and April 2, 2011, respectively. The components of ending accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (net of tax effects)	Pension adjustments (net of tax effects)	Total Accumulated Other Comprehensive Income
Balance on December 31, 2011	$10,049	$(912)	$(4,294)	$4,843
Other comprehensive income (loss) for the three months ended March 31, 2012	2,418	(103)	(179)	2,136

Balance on March 31, 2012	$12,467	$(1,015)	$(4,473)	$6,979

NOTE 12—CONTINGENCIES, COMMITMENTS, AND GUARANTEES

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

The Company has provided to third parties standby letters of credit and performance guarantees with face amounts of $1.3 million and $0.6 million as of March 31, 2012 and December 31, 2011, respectively. The terms of these agreements, including renewal provisions and expected performance periods, expire at various dates through January 2013.

The Company offers standard product warranties ranging from one to three years.

NOTE 13—SUBSEQUENT EVENTS

On April 10, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danaher Corporation, a Delaware corporation (“Danaher”), and Termessos Acquisition Corp., a Michigan corporation and a wholly-owned subsidiary of Danaher (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on April 17, 2012, Purchaser commenced a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock of the Company for $5.55 per share, net to the seller in cash, without interest and less any applicable withholding taxes (the “Per Share Amount”), upon the terms and conditions of the Offer to Purchase, dated April 17, 2012. Pursuant to the Merger Agreement, following the consummation of the Offer and the satisfaction or waiver of the applicable conditions set forth in the Merger Agreement, Purchaser and the Company will merge (the “Merger”), with the Company as the surviving corporation in the Merger continuing as a wholly-owned subsidiary of Danaher. As a result of the Merger, each outstanding share of common stock (other than shares owned by Danaher, Purchaser or the Company) will at the effective time of the Merger be converted into the right to receive cash equal to the Per Share Amount. The Merger is expected to be completed during the second quarter of 2012.

On April 19, 2012, a putative class action lawsuit captioned Johnson v. Vacchiano et al. was filed against the Company, the Board of Directors of the Company (the “Company Board”), and others in the Circuit Court of the State of Michigan in the County of Kent (the “Kent County Court”). On April 20, 2012, a second putative class action lawsuit captioned Smith v. X-Rite, Inc. et al. was filed in the United States District Court for the Western District of Michigan (the “W.D. Mich.”) against the Company and the Company Board. On April 23, 2012, a third putative class action lawsuit captioned Balanced Beta Fund v. Utley et al., Case No. 12-03719-CBB, was filed in the Kent County Court naming as defendants the same parties who are defendants in the Johnson action. On April 26, 2012, a fourth putative class action lawsuit captioned Storm v. X-Rite, Inc. et al., was filed in the W.D. Mich. The complaints allege that the Company Board breached fiduciary duties owed to the Company’s shareholders in connection with the Offer and the Merger, and further claims that the Company, Purchaser and Danaher aided and abetted those alleged breaches of fiduciary duty. The complaints further allege that the Offer and the Merger involved an unfair price and an inadequate sale process, that certain provisions contained in the Merger Agreement are preclusive of offers from other potential acquirers, and that the Company has failed to make adequate disclosures about the background of the Offer and the Merger and the work performed by Centerview Partners L.L.C. (“Centerview”) as the Company’s financial advisor with respect to the Offer and the Merger. The Johnson and Balanced Beta Fund actions were consolidated, as were the Smith and Storm actions. Further, the Smith and Storm actions were stayed in favor of the consolidated Johnson action.

X-RITE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NOTE 13—SUBSEQUENT EVENTS—continued

On May 7, 2012, the parties to each of these actions entered into a Memorandum of Understanding (the “MOU”) to settle all claims asserted therein. In connection with the MOU, the Company agreed, among other things, to amend its Schedule 14D-9 to include certain supplemental disclosures (the “Supplemental Disclosures”). The settlement is subject to, among other things, the execution of a stipulation of settlement and court approval from the Circuit Court of Kent County, Michigan. Based upon the MOU, if the settlement is approved by the court, defendants will be released by plaintiffs and all members of the relevant class of X-Rite shareholders from all claims alleged in the Actions, all claims concerning or otherwise relating to the transactions contemplated by the Merger Agreement, and all claims concerning, arising from, or otherwise related to the disclosures contained in the Schedule 14D-9 and the Supplemental Disclosures. Management estimates the potential liability related to the terms of the MOU and the Company’s legal fees to be a range of $0.7 million to $1.3 million.

IMPORTANT INFORMATION ABOUT THE TENDER OFFER

The information contained in this Quarterly Report on Form 10-Q is not an offer to purchase or a solicitation of an offer to sell securities of X-Rite. Danaher mailed to the Company’s shareholders an Offer to Purchase and related materials filed on Schedule TO with the Securities and Exchange Commission (the “SEC”) on April 17, 2012. The Company mailed to its shareholders a solicitation/recommendation statement with respect to the tender offer filed on Schedule 14D-9 with the SEC on April 17, 2012. The Company’s shareholders are urged to read these materials carefully since they will contain important information, including terms and conditions of the offer. The Company’s shareholders may obtain a free copy of these materials and other documents filed by Danaher or the Company with the SEC at the website maintained by the SEC at www.sec.gov. These materials also may be obtained for free by contacting Okapi Partners, the information agent for the tender offer, at (855) 305-0856.

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

First Quarter 2012 Highlights:

•	Net income of $1.0 million, up $12.0 million from $(11.0) million in the first quarter 2011

•	Fully diluted earnings per share of $0.01 per share, up from $(0.13) per share in the first quarter 2011

•	Debt repayments of $6.0 million in the first quarter 2012

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations — continued

RESULTS OF OPERATIONS

The following table summarizes the results of the Company’s operations for the three month periods ended March 31, 2012 and April 2, 2011 (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011	Change
Net sales	$56.5	$57.5	$(1.0)	(1.8)%

Cost of sales	22.5	23.0	(0.5)	(2.4)

Gross profit	34.0	34.5	(0.5)	(1.4)

Operating expenses	27.2	25.5	1.7	6.8

Operating income	6.8	9.0	(2.2)	(24.7)

Interest expense	(1.9)	(5.6)	3.7	(67.1)
Loss on redemption of preferred shares and debt refinancing costs	—	(13.8)	13.8	(100.0)
Other expense	(1.7)	(0.6)	(1.1)	207.0

Income (loss) before income taxes	3.2	(11.0)	14.2	(129.2)

Income tax expense	2.2	—	2.2	5935.1

Net income (loss)	$1.0	$(11.0)	$12.0	(108.9)%

Net Sales

The following table denotes net sales by product line for the three months ended March 31, 2012 and April 2, 2011 (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011		Change
Imaging and Media	$21.5	38.1%	$21.4	37.2%	$0.1	0.3%
Industrial	11.9	21.1	12.5	21.7	(0.6)	(4.7)
Standards	10.8	19.1	11.2	19.5	(0.4)	(3.2)
Support Services	7.5	13.3	7.0	12.2	0.5	6.6
Retail	3.7	6.5	4.0	7.0	(0.3)	(9.7)
Other	1.1	1.9	1.4	2.4	(0.3)	(18.0)

Total	$56.5	100.0%	$57.5	100.0%	$(1.0)	(1.8)%

Sales in the first quarter of 2012 were lower than the prior year quarter primarily due to the uncertainty and slow down in the global economy that started in the second half of 2011 and continued through most of the first quarter of 2012. This included events such as the adverse impact of the Euro zone debt crisis and slow down of the Chinese growth rate. These events affected all product lines in all regions, but particularly in Europe.

The Imaging and Media product lines provide solutions for commercial and package printing applications, digital printing and photo processing, photographic, graphic design and pre-press service bureaus in the imaging industries. For the three months ended March 31, 2012, the sales remained relatively flat quarter over quarter. For the three months ended April 2, 2011, the Imaging and Media product line recorded soft first quarter performance in 2011 compared to the previous quarter, which was driven by multiple factors including timing of orders from some large accounts and uneven demand in the Company’s after-market channel particularly for pre-press and press solutions. The new i1 Professional Color Management Solutions product family, which was released during 2011, and new Ink Formulation 6 software were positive sales drivers for the Imaging and Media product line.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations — continued

The Industrial product line provides color measurement solutions for the automotive quality control, process control and global supply chain markets. The Company’s products are an integral part of the manufacturing process for automotive interiors and exteriors, as well as textiles, plastics, and dyes. For the three months ended March 31, 2012, Industrial product line net sales declined slightly primarily due to lower sales to the textiles and plastics industries, particularly in China. The Industrial market’s net sales for the first quarter ended April 2, 2011 increased compared with the previous year. Multiple products in various regions reported strong sales growth year over year. New products such as our Multi-Angle instruments, along with a range of sales & marketing initiatives across the full product portfolio yielded positive results.

The Standards product line includes products for the accurate communication and reproduction of color, servicing worldwide customers in a variety of industries including imaging and media, textiles, digital technology, plastics and paint. For the three months ended March 31, 2012, Standards product line net sales decreased due to a decline in the graphics category, which was partially offset by an increase in textiles. Sales in Europe were negatively impacted by the weakness in the European economy. For the first quarter of 2011, Standards net sales were up compared with the previous year. The growth seen in all geographies in the first quarter of 2011 was lead by the new PMS+ and supported by growth in the licensing business, Home and Fashion, and Munsell product areas.

The Support Services product line provides professional color training and support worldwide through seminar training, classroom workshops, on-site consulting, technical support and interactive media development. This group also manages the Company’s global service repair departments. The products repaired by the service department include the Company’s products currently covered by our warranty program as well as those products which have expired warranties. For the three months ended March 31, 2012, Support Services product line net sales were up due to continued healthy demand for repair. For the first quarter of 2011, the Support Services group recorded an increase in net sales compared with the previous year. The Company continued to see the healthy demand for repair and professional services that it enjoyed in 2010. New service programs and selected price increases contributed to the double digit growth rates.

The Retail product line markets paint matching products under the Match-Rite name to home improvement centers, mass merchants, paint retailers, and paint manufacturers. For the three months ended March 31, 2012, Retail product line net sales were down primarily due to a slowdown in Europe. The Retail product line experienced a net sales increase for the first quarter of 2011 compared to the previous year when the majority of the growth was experienced in Europe. The Company’s new products were well received by the retail market in recent periods. The new Capsure handheld solution was a significant contributor to sales growth in the first quarter of 2011 as it starting shipping in the second quarter of 2010.

The following table denotes net sales by region for the three months ended March 31, 2012 and April 2, 2011 (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011		Change
Americas	$22.1	39.1%	$21.4	37.2%	$0.7	3.2%
Europe	20.2	35.8	23.3	40.5	(3.1)	(13.3)
Asia Pacific	14.2	25.1	12.8	22.3	1.4	10.6

Total Net Sales	$56.5	100.0%	$57.5	100.0%	$(1.0)	(1.8)%

The Company experienced a mix of net sales decreases and increases in the three months ended March 31, 2012, when compared to the three months ended April 2, 2011, in all of the major geographic regions of the world where it conducts business.

Americas- The primary contributor to the net sales increase was the Retail product line increasing 33.7 percent, with Support Services and Industrial adding to the growth at 6.2 and 5.8 percent growth compared to the first quarter of 2011, respectively. Strong sales in the Industrial, Support Services, and Standards lines were leading America’s sales growth in the first quarter of 2011, which increased by 33.9, 10.5, and 6.6 percent, respectively.

Europe- Net sales decreases were primarily seen in the Retail and Standards product lines in the European region with declines of 59.3 and 15.3 percent, respectively, compared to the previous year’s first quarter. In the first quarter of 2011, the growth was fairly broad based with Retail, OEM, and Standards product lines contributing most substantially. Favorable currency exchange rates in the first quarter of 2011 compared to the previous year’s quarter created a small uptick on reported year over year growth in EMEA by 2.9 percentage points.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations — continued

Asia Pacific- Net sales growth in 2012 was experienced in the Imaging and Media product line in the Asia Pacific region at 32.1 percent growth quarter of quarter. An unusually high sales result in the first quarter of 2010 and timing for some larger projects in both OEM and the after-market print sector influenced sales results in the first quarter of 2011.

In line with the Company’s international sales footprint, our primary foreign exchange exposures are from the Euro and the Swiss Franc. The impact of fluctuations in these currencies was reflected mainly in the Company’s European operations. Foreign currency fluctuations, primarily the weakening of the Euro over the U.S. dollar, had a $0.4 million unfavorable effect on net sales for the three months ended March 31, 2012 and a $0.6 million favorable effect on net sales for the three months ended April 2, 2011.

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

The following table compares cost of sales and gross profit as a percentage of net sales (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011
Cost of sales	$22.5	39.8%	$23.0	40.1%
Gross profit	$34.0	60.2%	$34.5	59.9%

Gross profit for the first quarters of 2012 and 2011 had minimal changes compared to the previous years. Gross margin in 2012 was comparable to the prior year quarter. The slight improvement in gross margin was attributable to better product mix and cost performance.

Operating Expenses

The following table compares operating expense components as a percentage of net sales (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011		Change
Selling and marketing	$15.3	27.1%	$14.8	25.6%	$0.5	3.7%
Research, development and engineering	5.8	10.3	5.7	9.9	0.1	1.8
General and administrative	6.1	10.8	5.0	8.7	1.1	21.4

Total	$27.2	48.1%	$25.5	44.2%	$1.7	6.8%

The overall increase in operating expenses for the three months ended March 31, 2012 was primarily attributable to spending on the Company’s strategic initiatives for sales and marketing programs, development of new products, an increase in share based compensation expense, and accrued legal and other costs in connection with the potential merger transaction announced on April 10, 2012.

Selling and marketing expenses consist primarily of wages, commissions, facility costs, travel, advertising, trade shows, media and product promotion costs. The increase in selling and marketing expenses is attributable to increased headcount and higher program spending for the expansion in Asian markets and for marketing expenditures associated with new product initiatives.

Research, development and engineering (RD&E) expenses include compensation, facility costs, consulting fees, and travel for the Company’s engineering staff. These costs are incurred primarily in the United States and Switzerland for both new product development and the support and refinement of existing product lines. The increase in RD&E expenses is attributable to new product development for products expected to be launched in the second quarter and throughout the remainder of 2012.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations — continued

General and administrative (G&A) expenses include compensation, facility costs, and travel for the Company’s executive, finance, human resources and administrative functions, as well as legal and consulting costs. The increase in G&A expenses is primarily attributable to an increase in share based compensation expense and accrued legal and other costs related to the potential merger transaction announced on April 10, 2012.

The overall decrease in operating expenses for the three months ended April 2, 2011 is primarily related to the completion of the Company’s restructuring plans in 2010. The decrease in general and administrative expenses was primarily related to a reduction in intangible asset amortization. The increase in selling and marketing expense is attributable to an increased investment in the Company’s strategic market initiatives in Asia Pacific and Standards. Operating expenses were also impacted by increased variable compensation expenses as a result of the increase in sales and financial performance.

Operating Income

In the first quarter of 2012, the decrease in operating income was due to a combination of the slight decrease in net sales coupled with an increase in operating expenses as discussed above.

Operating income in the first quarter of 2011 was favorably impacted by the increase in net sales across most product lines. The improved operating income is also a reflection of the Company’s high profit margins and continued cost management.

Other Income (Expense)

The following table compares the components of Other income (expense) as a percentage of net sales (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011		Change
Interest expense	$(1.9)	(3.3)%	$(5.6)	(9.8)%	$3.7	(67.1)%
Loss on redemption of preferred shares and debt refinancing costs	—	—	(13.80)	(24.0)	13.8	(100.0)
Other expense	$(1.7)	(3.1)%	$(0.6)	(1.0)%	$(1.1)	207.5%

Interest Expense

Total interest expense incurred by the Company in the first quarter of 2012 and 2011 was $1.9 million and $5.6 million, respectively, in which 2011 included expense related to deferred financing fees, terminated swap agreements, and the de-designated interest rate cap. Cash based interest on secured debt was $1.5 million and $2.0 million in the first quarters of 2012 and 2011, respectively. The decrease in interest was principally due to lower overall interest rates resulting from the debt refinancing completed at the end of March 2011.

Loss on redemption of preferred shares and debt refinancing costs

In the first quarter of 2011, the Company recorded loss on redemption of preferred shares and debt refinancing cost of $13.8 million, which was related to the previous first lien credit facility refinancing and redemption of the mandatorily redeemable preferred stock (“MRPS”). These charges consisted primarily of a $9.8 million unamortized discount related to the MRPS, an early redemption fee of $2.3 million related to the MRPS, fees to creditors and third parties of $1.0 million, and unamortized deferred financing costs associated with the MRPS of $0.7 million.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign exchange translations on intercompany balances.

Income Tax Expense

For the three months ended March 31, 2012, income tax expense was $2.2 million, compared to nominal income tax expense for the comparable period in 2011. As discussed in Note 9, the income tax expense in 2012 relates primarily to U.S. federal and state income taxes. The Company’s effective tax rate for the three months ended March 31, 2012 was 69.4 percent compared to 0.3 percent for the three months ended April 2, 2011. The effective tax rate in 2012 and 2011 differs from the U.S. statutory rate of 35 percent primarily due to entities for which no tax benefit was recorded because of cumulative losses. Cash paid for taxes for the three months ended March 31, 2012 and April 2, 2011 were $0.2 million and $0.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations — continued

FINANCIAL CONDITION AND LIQUIDITY

Net Income (Loss)

The Company recorded net income of $1.0 million for the three months ended March 31, 2012, compared to net loss of $(11.0) million for the comparable period in 2011. On a per share basis, fully diluted net income (loss) per share was $0.01 for the three months ended March 31, 2012, compared to $(0.13) for the comparable period of 2011.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources were impacted by four key components: (i) available cash, (ii) operating activities, (iii) investing activities and (iv) financing activities. These components are summarized below (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011	Change
Net cash flow provided by (used for):
Operating activities	$5.2	$1.1	$4.1	362.6%
Investing activities	(2.9)	(3.0)	0.1	(2.9)
Financing activities	(6.0)	(4.1)	(1.9)	43.2
Effect of exchange rate changes on cash	1.7	1.2	0.5	38.0

Net decrease in cash	(2.0)	(4.8)	2.8	(58.6)
Cash, beginning of period	6.3	11.7	(5.4)	(46.0)

Cash, end of period	$4.3	$6.9	$(2.6)	(37.2)%

Cash

The overall reduction of ending cash balances in the first quarter of 2012 as compared with the first quarter of 2011 is due to improved working capital management and debt reductions. At March 31, 2012, most of the Company’s cash was held by subsidiaries outside of the United States. Cash is generated primarily from the Company’s operating activities.

Operating Activities

For the three months ended March 31, 2012, the increase in operating cash flow is directly attributable to the improvement in net income, adjusted for non-cash items (depreciation and amortization, stock-based compensation, pension expense, debt refinancing and deferred income taxes) which was partially offset by the $4.9 million increase in working capital. The net of prepaid expenses and other current assets and payroll related liabilities primarily accounted for this change. Prepaid expenses and other current assets consumed $1.9 million. Payroll related liabilities consumed $2.2 million primarily as a result of the 2011 accrued employee bonus that was paid in 2012.

For the three months ended April 2, 2011, the operating cash flow decrease reflects a net loss as adjusted for significant non-cash items (depreciation and amortization, stock-based compensation, pension expense, debt refinancing and deferred income taxes) and a reduction in working capital of $9.9 million. This is primarily attributable to decreases in accounts payable balances of $1.2 million, decreases in prepaid expenses and other current assets of $1.6 million, and payroll related liabilities consumed $6.6 million.

Investing Activities

Net investing activities for the three months ended March 31, 2012 and April 2, 2011 consumed cash for capital expenditures of $1.1 million for both periods, for the ongoing support of existing infrastructure and consumed cash for capitalized software of $1.9 and $2.0 million, respectively, in line with the Company’s continued commitment to the development of new products and technology. In both periods this capital spending was partially offset by minimal proceeds from the sale of assets.

Financing Activities

Cash used for financing activities has increased in both three month periods ended March 31, 2012 and April 2, 2011. The 2012 activity primarily consists of payments on long-term debt. The 2011 activity included the proceeds from the initial borrowing under the new 2011 first lien debt facility of $185.0 million which was offset by $(47.0) for the redemption of the MRPS, and $(142.2) million to extinguish the previous secured credit facility.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations — continued

Adequacy of Liquidity

The Company believes its current liquidity and cash position, future cash flows, and availability under its current credit facility should provide the necessary financial resources to meet its expected operating requirements for the foreseeable future. The Company has $53.7 million available under its current credit facility as of March 31, 2012.

Guarantees

We do not have guarantees of a magnitude that we believe could have a material impact on our financial condition or liquidity.

Restrictive Covenants

Under the Company’s credit agreement the leverage ratio covenant is the most restrictive covenant to the Company. The credit agreement provides that the Company must not exceed a ratio of total debt to Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization). As of March 31, 2012, the Company was in compliance with the covenants under its credit facility. The calculation of Adjusted EBIDTA is as follows:

Adjusted EBITDA as defined by Credit Agreement

(in thousands)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Net income (loss)	$983	$(11,036)

EBITDA Adjustments:
Depreciation	1,585	1,585
Amortization	4,311	4,084
Share-based compensation	617	285
Net interest expense and loss on redemption of preferred shares and debt refinancing costs	1,851	19,455
Currency loss	1,751	668
Income tax expense	2,233	37
Gain on sale of assets	(63)	(85)

	12,285	26,029

Adjusted EBITDA	$13,268	$14,993

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company strives to report its financial results in a clear and understandable manner. It follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which requires management to make certain estimates and apply judgments that affect its financial position and results of operations. There have been no material changes in the Company’s policies or estimates since December 31, 2011.

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

Interest Rates

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company utilizes interest rate swaps to manage the potential variability in interest rates associated with its debt. The interest rate swaps limit the Company’s exposure to an increase in the 3 month LIBOR rate. The notional amount of the swaps at March 31, 2012 was $60.0 million.

A hypothetical 25 basis point increase in interest rates year to date through March 31, 2012 would have increased the interest expense reported in the condensed consolidated financial statements by $0.2 million for the three months ended March 31, 2012.

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

A hypothetical 10 percent increase or decrease in all quoted currency exchange rates moving in tandem, would have increased or decreased net income by approximately $0.1 million for the three months ended March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company from time to time is involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings related to product, labor, and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed probable and subject to reasonable estimate. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on its financial condition or results of operations. See “Notes to Condensed Consolidated Financial Statements – Note 13 – Subsequent Events.”

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

PART II OTHER INFORMATION — continued

Item 6 Exhibits

(a) Exhibit Index

2.1	Agreement and Plan of Merger, dated as of April 10, 2012, by and among Danaher Corporation, Termessos Acquisition Corp. and X-Rite, Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 11, 2012).

*31.1	Certification of the Chief Executive Officer and President of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*31.2	Certification of the Chief Financial Officer of X-Rite, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-RITE, INCORPORATED

May 10, 2012	/s/ Thomas J. Vacchiano Jr.

Thomas J. Vacchiano Jr.,
Chief Executive Officer
(principal executive officer)

May 10, 2012	/s/ Rajesh K. Shah

Rajesh K. Shah,
Chief Financial Officer
(principal financial officer)

May 10, 2012	/s/ Jeffrey D. McKee

Jeffrey D. McKee,
Corporate Controller
(principal accounting officer)